Form 10KSB
period 1995-10-31
VITRO DIAGNOSTICS INC
filed 1996-12-13
CIK 793171

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1995

                                         OR

( )  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-17378


                                 VITRO DIAGNOSTIC, INC.

               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Nevada                                  84-1012042
______________________________        _________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

     8100 Southpark Way, Bldg B-1 , Littleton, Colorado       80120
_________________________________________________________________________
 (Address of principal executive offices)                     (Zip  Code)

                               (303) 794-2000
      ________________________________________________________________
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days.

Yes  X         No
    ---           ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this form 10-K SB.

Yes  X       No
    ---         ---

     The issuer's revenues for its most recent fiscal year were $376,746.

     The aggregate market value of the voting stock held by non-affiliates (1,550,087) computed by taking the average of the bid and the ask ($0.10 as quoted on December 1, 1996) was $155,009.

     The number of shares outstanding of each of the issuer's classes of common equity as of December 1, 1996, was 6,286,816.

      Document incorporated by reference : None

      This report consists of 26 pages, including one page constituting the cover page.

                                    PART I
       ITEM 1.  DESCRIPTION OF BUSINESS

  a). Business. The Company was incorporated under the name Imperial Management, Inc. ("Imperial") on March 31, 1986 under the laws of the State of Nevada. On December 8, 1986, the Corporation merged with Labtek, Inc., a Colorado corporation, and the name of the corporation was changed to Vitro Diagnostics, Inc. Until July 1989, the Company operated as a clinical reference lab and repackaged immunodiagnostic kits.

      In July of 1989, management of the Company was replaced by a new management team which assumed control over all Company operations. The new management team has endeavored since said date to implement a strategic plan designed to transform Vitro Diagnostics, Inc. into a biotechnology company with a diverse product line. The Company manufactures specialty diagnostic reagents, viz. purified human antigens. The Company sells its purified human antigens primarily to manufacturers of immunodiagnostic test kits. The short-term objectives are to develop, produce, and market additional related products to complement and expand its original line of diagnostic antigens.

   b) Business of Issuer. The Company's revenues and operating profits or losses and identifiable assets have been attributable to manufacture of purified human antigens.

      Description of Company's Products and Services

      PURIFIED ANTIGENS

      In connection with management's objectives to transform the Company into a diversified biotechnology company, purified human antigens was selected as the initial business to be pursued by the Company. Manufacture of these products required that the Company develop expertise in purification of clinically significant proteins, which expertise was available to the Company through its scientific staff and recent technological advances. The Company is presently only one of a few manufacturers in the world that specialize in the purification of human pituitary hormones.

      The Company chose pituitary hormones and tumor marker as its initial products for development. The pituitary hormones include Growth
      Hormone, Prolactin, LH, FSH, and TSH. The tumor marker antigens include CEA, AFP, hCG, beta hCG and alpha hCG. These hormones and tumor markers are sold to diagnostic kit manufacturers, immunochemical distributors and brokers and to university researchers. Company personnel have over ten years experience in the extraction and purification of these antigens.

      Human tissues are used as the raw materials for the purified antigens. Pituitary hormones are obtained from human pituitary glands, human chorionic gonadotropin originates from urine collected during pregnancy and CEA is derived from human liver tissue containing adenomas secondary to primary colon cancer. The Company has an adequate supply of raw materials. Sufficient liver tissue is presently owned by the Company. These tissues are stored in a condition that is believed to maintain CEA as stable indefinitely. Pregnancy urine is readily available commercially. Human pituitary glands are more difficult to obtain but several sources are available to the Company. At present, the Company acquires glands and other raw materials from Zoion Diagnostics. The tissues are extracted with specialized chemicals and the extracts are subject to purification by modern liquid chromatography. Sequential purification steps are usually required to produce highly purified materials. The Company presently protects its purification technology as proprietary and trade secret information.

      Purified human antigens are subject to minimal FDA regulations as such products are considered Class I diagnostic devices. The Class I classification is usually given to components of finished diagnostic devices. The FDA requirements for sale of Class I devices are that the Company register with the FDA and list all of the Class I devices that it markets. The Company is in full compliance with these FDA requirements. The actual manufacturer of the diagnostic device receives more rigorous FDA regulation since the device itself is more integrally related to potential health problems. While the Company is not required to do so, it presently operates according to FDA guidelines for manufacture of diagnostic devices. Such practices are helpful to the Company's customers and allows for vendor audits of the production operation as needed. All proposed new diagnostic antigens are Class I devices with the exception of PSA (See "New Product Development"), which is a Class II device. FDA approval of PSA would require filing of Form 510K with the U.S. Government.

      A brief description of some of these products follows:

      Growth Hormone - Growth hormone is produced in the pituitary gland and regulates growth of most human tissues.

      Prolactin - This compound is a hormone produced by the pituitary gland and stimulates lactation. Prolactin levels in blood are measured during treatment for infertility and for monitoring the effectiveness of chemotherapy for brain tumors.

      LH - Luteinizing hormone is produced in the pituitary gland and causes the female sex organs to produce the hormones progesterone and estrogen. Abnormal values of LH will result in abnormal progesterone and estrogen levels. LH levels are measured to aid in diagnosing the source of certain infertility problems and to ascertain the existence of a pituitary tumor.

      FSH - Follicle stimulating hormone is also a pituitary compound which stimulates the growth of ovarian eggs in the beginning of the menstrual cycle. Urine or blood levels of FSH are measured to determine the cause of infertility.

      TSH - Thyroid stimulating hormone is measured as part of assessing overall thyroid function and metabolism. It is also becoming increasingly important in diagnosing the underlying cause of certain infertility problems.

      CEA - Carcinoembryonic antigen is produced by cancerous tumors especially of the colon or liver. Measurement of blood CEA levels is valuable in the management of cancer. CEA is elaborated by certain tumor cells and was one of the first so-called tumor markers, although it is not specific for a particular type of cancer.

      hCG - Human chorionic gonadotropin is produced by particular cells of the placenta. Elevated levels are used to determine pregnancy. It has biological action on the ovaries and can cause ovulation.

      Beta hCG - The beta subunit of hCG is one of two dissimilar protein chains that together compose hCG. It is similar to CEA in that it is a tumor marker. However, it is usually secreted by tumors

< PAGE>                                                                4
      arising from certain cells in the placenta. These types of cancer can occur following a miscarriage.

      Alpha hCG - The alpha subunit of hCG is a relative of beta hCG (above). together with the beta subunit they comprise hCG. It is considered a tumor marker, although it is less strongly documented clinically than is beta-hCG.

      AFP - Alpha-fetoprotein is a protein produced by the fetal liver. Expression of this protein is normally suppressed in adults. It is considered a marker for testicular cancer. Maternal serum levels are also elevated when neural tube deficit occurs.

      PURITY GRADES:

      The Company's products are provided to its customers at three grades of purity, which are used for different applications. The least pure grade (50% purity) is standard or control grade which is usually used in the manufacture of standards or controls for immunoassay. These components are used in obtaining quantitative results in a clinical test and to determine if the test is performing properly. Iodination grade (or antigen grade) materials are at least 98% pure and are used for labeling with I-125. Affinity-pure materials are >99% purity and contain very low levels of contaminants. This grade of product is suitable for applications requiring most stringent purity such as antibody production and use in the purification of purified antibodies.

      The Company operates its present antigen purification operation in accordance with all relevant regulations.

      MEDICAL LABORATORY TESTING SERVICES

      The Company effectively discontinued its lab services on July 31, 1994. Management has chosen to emphasize the Company's biotechnology operations and cease further activities with respect to its reference lab. Management does not believe cessation of the reference lab activities have any affect upon the future net revenues to the Company.

      MARKETS AND DISTRIBUTION FOR PURIFIED ANTIGENS

      The market for the pituitary hormones arose out of the field of endocrinology and understanding of the physiological regulatory function of the pituitary gland. These functions include control of body growth, reproduction and regulation of metabolism. Physiological hormones are transported to the target organ where the hormone binds to a receptor with high affinity and specificity for that hormone only. For example, the hormone LH is secreted from the pituitary gland and binds to receptors on cells in the ovary. This binding to the LH receptor initiates a complex series of biological events which lead to ovulation, a critical step in the reproductive process. The fundamental discoveries of pituitary hormone structure and function were followed by the development of the radioimmunoassay ("RIA") in the late 1960s. This development was important to medicine because the RIA allowed measurement of the blood levels of a variety of clinically important substances. The developers of RIA were awarded the Nobel Prize in the early 1970s.

      The market for the purified tumor markers arose from fundamental medical research in cancer. Tumor markers are substances produced in tumor cells through expression of proteins not usually produced in non-malignant cells. These proteins are released into the blood stream where they can be measured by immunodiagnostic tests. As the cancerous process affects the amount of a specific marker in the blood stream, tumor marker diagnostic tests are very valuable tools in the diagnosis and prognosis of cancer. For example, prostate-specific antigen ("PSA") is highly effective in the diagnosis of prostate cancer. Periodic measurement of PSA allows the physician to determine if a patient is in relapse or remission.

      The immunodiagnostic segment of diagnostic medicine was spawned by the development of the RIA. Immunodiagnostics are test procedures which are based on antigen-antibody interactions. This includes a broad range of tests for hormones, tumor markers, therapeutic drugs, infectious agents and blood-borne substances characteristic of autoimmune or coronary artery disease. The line of products presently manufactured by the Company deals with the testing for hormones and tumor markers. The purified antigens are considered raw materials of the testing industry and are used primarily by manufacturers of diagnostic tests.
      The scope of the market available for purified human antigens includes manufacturers of diagnostic kits, manufacturers of standards and controls, antibody producers and researchers. Market analysts, such as IMS America, track immunodiagnostic markets and those kit manufacturers who share that market. However, the dollar size of the test kit market does not directly relate to the purified antigen component of that market. Based upon management's involvement with this market for over 10 years, management estimates the international market to be extensive.


      MARKETING AND SALES STRATEGY

      The Company has had its purified antigens on the market since
      November, 1990. During the first year, the Company undertook considerable product research and development. Sales from November
      1990 to August 1991 were largely derived from prolactin, growth hormone and hCG. By August 1991, the Company was able to provide at least limited quantities of TSH, LH, FSH and CEA, in addition to prolactin, growth hormone and hCG. Since then, the production procedures, used to purify products, have undergone refinement and quality control procedures have been improved. The Company has also added hCG-beta, hCG-alpha, and AFP to its product line.

      The Company presently has 21 products on the market, which include various purity grades of 10 individual purified antigens. Sales of the Company's purified antigens have steadily increased since market introduction. Total product sales were $48,507, $191,851, $311,041 and $553,748 for fiscal years 1991, 1992, 1993 and 1994 respectively. Product sales for fiscal year 1995 were $376,746. The Company now sells to 50 clients including several domestic diagnostic kit manufacturers.

      The primary objective of the Company's present sales program is to increase product sales and to increase the number of key end-user accounts. These are usually large domestic companies that manufacture diagnostic products and control a substantial portion of the immunodiagnostic market. For example, this market is typically dominated by Abbott Labs and Ciba Corning Diagnostics. An additional six to eight companies control the majority of the market. In certain cases, the Company has chosen to pursue these accounts through brokers. Others will be directly approached using the following procedure, although there may be some variation depending on the company and its staff. Initially, the proper contacts must be made and there are usually several contacts within each company. The contact people are mailed a packet of sales literature and follow-up is made by phone. If there is further interest, a visit is made by Company personnel to the customer's facility. Subsequently, an audit of the Company's facility may be necessary, since the customers are especially interested in adherence to manufacturing guidelines established by the FDA. Finally, the customer will request samples of material for evaluation. This product inspection usually takes at least six months. If all goes satisfactorily, sales will begin and other products may be evaluated.

      Another important component of the Company's sales strategy is to maintain and increase product distribution through brokers and distributors. The Company presently intends to continue sales through brokers, and especially through a group of key brokers. This group is perceived as having potential to increase product sales and/or to approach certain accounts which may be difficult to sell to directly.
      In certain cases in this industry, which is relatively small, consumers prefer to deal with brokerage firms with whom they have had a long standing relation. Most firms specializing in brokerage have a full time sales staff available. Such direct sales efforts can assist the Company while it focuses its present resources on production and new product development. Brokers are also advantageous as a distribution route to foreign markets.

      Foreign accounts are of interest to the Company, although this is not the primary focus of its present sales efforts. Foreign antigen buying is focused in Canada, Europe and Japan. The Company also has contacts with French, English and German firms. The approach to foreign accounts will include use of brokers and distributors, as well as direct sales efforts.

      The Company currently has a list of active and prospective customers that includes approximately 359 individual companies in the United States and 207 abroad.

      EXPANSION OF PRODUCTION

      In order to increase the market share of the Company's existing line of purified antigens maintenance of adequate product inventory is essential. Most of the Company's production methods have been refined into highly efficient methods. The basic method to increase the Company's inventories of pituitary hormones is to increase the number of glands processed in a given production run. The amount of product produced is dependent on the hormone content of the raw materials and the overall efficiency of the purification process. Since the present overall yield is similar for all products, variations in final product levels reflect variation in hormone levels within pituitary glands.

      Management is exploring alternatives to human tissues as raw materials. The techniques used purify tissue antigens can be applied to materials derived from cell lines that are maintained in a viable state by cell culture technology. In this process, cells which are genetically identical, are grown to high densities in a culture media. Culture media is a complex solution specifically designed to support cell growth. Subsequently, the cell culture enters a production phase whereby specific products of the cell can be collected in large amounts at relatively high purity. All of the products presently manufactured by the Company from human tissues may also be derived from cell cultures. The primary advantage of cell culture derived products is cost effectiveness. This arises from the reduced cost of the starting materials. After a cell line is established, it can be maintained frozen, essentially indefinitely. Furthermore, the purity of the products derived from cell culture is typically 10 to 90%, whereas the pituitary hormones present in pituitary extracts is usually less than 0.1% pure. Cell culture derived products can be sufficiently purified with fewer process steps than can the hormones present in a pituitary extract. Fewer processing steps translates to faster output, greater overall product yields and hence, lower production costs.

      At the present time, Management is exploring various options to produce cell lines which are known to produce and secrete human CEA and FSH. Once a viable cell line is located, the Company will then engage in methods of development of the cell culture process and purification procedures. Management believes that the market is ready to accept cell line-derived products, but market resistance to a new cell line-derived product does exist. There is no assurance that the Company can produce any cell line-derived product that is marketable.

      New Product Development

      The Company is in the development stages of expanding its line of purified antigens that are targeted for the immunodiagnostic markets. The technology used in developing these products is substantially similar to that used to develop and produce the present product line. Such products include:

       CA 125 - This product is a tumor marker, as is CEA. However, CA 125 is relatively specific to ovarian cancers, whereas CEA is known to be produced by tumors of the colon, liver, breast and other tissues. The CA 125 diagnostic test has received FDA approval. FDA approval opens the United States diagnostic market for the product.

       CA 15-3 - This product is also a tumor maker. It is related to CA 125 in structure, but is localized to breast tumors. It is a fairly specific marker for breast cancer and is valuable in diagnosis and monitoring of breast cancer patients. However, the test for CA 15-3 is not yet FDA approved, so the United States market is somewhat limited. This marker, known for about 15 years, is widely accepted in foreign markets.

       CA 19-9 - This is another tumor marker structurally similar to CA 125 and CA 15-3, but selective for pancreatic and other gastrointestinal tumors. It, like CA 15-3, is not yet FDA approved, but has a history of use and acceptance, at least in foreign markets.

       PSA - Prostate-Specific antigen is also a tumor marker, but specific to prostate cancer. The diagnostic test for PSA is FDA-approved and an extensive market exists both in the United States and abroad. A United States patent exists covering PSA (US #4,446,122) and the procedures used in its purification. The Company anticipates entering into a licensing agreement and payment of royalties once PSA is ready for distribution. The Company has recently begun development of purified CA 19-9, CA 125, and CA 15-3. No development has yet occurred on PSA.

       Therapeutic Products - The Company is presently focused on protein purification technology which is used to produce antigens from extracts of human tissues. The technological expansion of the Company includes plans to add facilities and expertise in the areas of cell culture and recombinant DNA. Cell culture methods are used to grow large quantities of a particular cell type and to allow for collection of products of the culture for use as raw materials in the production of purified proteins. Recombinant DNA is a modern method of biotechnology whereby, genetic information directing the synthesis of specific proteins can be inserted into cells grown in culture. A cell culture facility has been recently been added to the Company's operation. Recombinant DNA technology is also presently being added to the company.

       Once these technologies are available to the Company, the Company intends to develop cell lines which produce some of the present products that are least abundant in the presently utilized raw materials.
Subsequently, the Company intends to develop therapeutic products using cell culture and recombinant DNA technologies.

       The basic strategy in developing such products is initial research and development to create genetically engineered cell lines which produce viable products as determined by laboratory test procedures. Once a satisfactory product can be demonstrated by laboratory testing, the Company will file for US and foreign patent protection designed to ensure maximum protection of the Company's technology. Testing of the new drug would then follow with detailed studies of effectiveness, formulation and safety. Given successful results, the Company would then commercialize these products. At present the Company is targeting products for use in treatment of infertility in animals, and cancer and aging in humans. The addition of all new products will depend on availability of capital. There is no guarantee that any of these products will be developed or marketed.

       Competition

       The market need for purified pituitary hormones has been primarily filled by Dr. Albert Parlow, a professor at UCLA, and an authority in pituitary hormone endocrinology. Dr. Parlow has been the main supplier to the United States and foreign market for past 20 years. Dr. Parlow has had access to the entire domestic supply of human pituitary glands through 5-year contracts administered by the U.S. Department of Health and Human Services. The contracts are set up to provide researchers at the National Institutes of Health (NIH) with purified pituitary hormones for research purposes. Animal hormones are also purified by this government contract. Dr. Parlow has also supplied the NIH with Antisera to both human and animal pituitary hormones. Dr. Parlow sells his material to brokers and directly to end-users. He does not operate a business per se, but is known as a reliable supplier of high quality pituitary hormones.

       The only other known major domestic competitor is Genzyme
Diagnostics of Cambridge, Massachusetts. Genzyme is a large biotechnology company, with strong expertise in the manufacture of recombinant protein products. Genzyme has had recombinant TSH on the market for about three years. Genzyme acquired Integrated Genetics of Framingham, Massachusetts. Integrated Genetics holds several patents for recombinant proteins of clinical significance, including human LH, FSH and hCG. Management believes that Genzyme intends to pursue production of recombinant LH, FSH and prolactin. Together with recombinant TSH, the major pituitary hormones will be available in their recombinant form. Genzyme has several other major product lines, including a variety of enzymes, biotherapeutic drugs and a line of diagnostic kits for measurement of cytokines. Other competitors are known in Europe, including UCB Bioproducts located in Belgium. UCB produces high quality materials, with prices somewhat higher than products produced in the United States. Finally, there are a few researchers who occasionally produce small amounts of material; however, the Company does not consider these producers serious competition.

       Based on reports from its customers, management believes that its purified antigens are equivalent or superior in quality to the same products provided by its competitors. At the same time, the cost of the Company's products is significantly less than that of other suppliers. One reason the Company's product is less expensive is efficiency of production. While the basis for the competitor's prices is unknown to management, the Company has continually improved its manufacturing efficiency. The resulting decrease in costs of production have been passed on to the Company's customers in the form of lower prices.

       MAJOR CUSTOMERS

       One of the largest accounts that the Company presently sells directly to is the National Institutes of Health, specifically, the National Cancer Institute, Division of Cancer Biology, and Diagnosis Centers. The
Company is presently the primary vendor to the Laboratory of Tumor, Immunology and Biology for its Iodination Grade CEA. The blanket purchase agreement through which these sales occurred has been extended for a period of two years. The Company's CEA product was featured in a research paper written by NCI scientists. The purified CEA provided by the Company was used as a standard of reference for an investigation of recombinant CEA. During the most recent fiscal year ended October 31, 1995, sales made to any one customer in an aggregate amount equal to 10% or more of the Company's consolidated revenues included International
Enzymes and Medical Analysis Systems (10%).

       PATENTS AND TRADEMARK

       The Company presently does not hold any patents or trademarks, however, based on successful continuing research and development in future products, of which there is no assurance, it is anticipated that the Company will file patent and/or trademark applications in the future with respect to one or more of its products.

       EMPLOYEES

       The Company presently has eight full time and one part time employee. Full time employees include Roger D. Hurst, the Company's President, and James R. Musick, Ph D., Secretary.

       FACILITIES

       The Company presently occupies 5700 square feet at 8100 Southpark
Way, Littleton, CO 80120. Such facilities house the Company's administrative headquarters, research and development laboratories and manufacturing facilities. The lease on the premises terminates on December 31, 1995. The Company has paid a substantial portion of its rent through the issuance of Common Shares to its landlord, a principal shareholder of the Company. There is no assurance such arrangement will continue. Management's future plans for expansion of the Company may include taking additional lease space at its current facility or relocating to a larger facility.

       LICENSING

       The technology for the ultra sound device licensed to Birtcher Corporation has become outdated. The Company expects no further revenues on this license. The Company owns no other royalty interest.

       MISCELLANEOUS

       The Company's business is not subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

       Research and development expenditures amounted to $50,027 for the year ended October 31, 1993, $68,817 for the year ended October 31, 1994 and $113,373 for the year ended October 31, 1995. These research and development activities relate to the development of purified antigen products.

       The nature of Company's business does not subject it to compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, which would have a material effect upon the capital expenditures, earnings or competitive position of the Company.

       ITEM 2.  DESCRIPTION OF PROPERTY

       The Company's administrative headquarters, research and development laboratories and manufacturing facilities are in a 5,700 square foot, one-story brick building located at 8100 Southpark Way, Building B-1, Littleton, CO 80120. The facilities are leased through December 31, 1995 for $4,202 per month. Although these facilities are leased from Lloyd Fields, a principal shareholder, the monthly rates and maintenance fees are equivalent to rates that could be obtained from unaffiliated third parties. The Company has outgrown its present facility and is actively looking for a building to expand into.


       ITEM 3.  LEGAL PROCEEDINGS

       There are currently no legal matters or other regulatory procedures pending which involve the Company.


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

       During the fiscal year ended October 31, 1995, there were no matters submitted to a vote of security holders.

                                    PART II

       ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED
STOCKHOLDER  MATTERS.


            (a) Market Information

       The following information sets forth the high and low bid price for the Company's common stock for each quarter within the last two fiscal years
(as adjusted for a one forward stock split in March, 1988 and a one for one forward stock split in April, 1989 and a one for two hundred reverse split in April, 1991). The Company's common stock is traded over the counter and quoted on the OTC Bulletin Board. The following information has been obtained by the Company with reference to such source.


                                    Price Ranges (closing bid)

                                                     Bid

       Quarter Ended                        High                       Low

     January 31, 1994                      $.25                        $.21
     April 30, 1994	                       $.25                        $.12
     July 31, 1994                         $.18                        $.12
     October 31, 1994                      $.43                        $.25
     January 31, 1995                      $.25                        $.18
     April 30, 1995	                       $.25                        $.12
     July 31, 1995                         $.30                        $.12
     October 31, 1995                      $.30                        $.12

Because of recent changes in the rules and regulations governing the trading of small issuers securities, the Company's securities are presently classified as "Penny Stocks", which classification places significant restrictions upon broker-dealers desiring to make a market in such securities. It has been difficult for management to interest any broker - dealers in the Company's securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ at which time market makers may trade the Company's securities without complying with such stringent requirements. The existence of market quotations should not be considered evidence of the "established public trading market". The public trading market is presently extremely limited as to number of market markers in the Company's stock and the number of states within which the Company's stock is permitted to be traded.

       The over-the-counter market quotations above reflect inter- dealer prices, without retail mark - up, mark-down or commission and may not necessarily represent actual transactions. The Company's C Warrants, expired on December 31, 1994.

           (b) Holders

       As of October 31, 1995 the Company had approximately 2,000 shareholders of record, not including approximately 1,800 persons who hold their shares in "street name".

            (c) Dividends

       On March 20, 1989, the Company's Board of Directors approved the issuance of a total of 550,528 (after adjustment for the 1 for 200 reverse split) warrants to the Company's shareholders as of April 15, 1989, as a stock dividend. This class C Warrant expired on December 31, 1994.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for fiscal 1995 were $633,321, the Cost of Sales was $199,257 and Interest Expense was $8,447. These expenses total $841,025 or $70,085 per month. Gross Revenues for 1995 was $376,746 or $31,396 per month. This equates to a $38,689 loss per month. On October 31, 1995 the Company had $9,078 in Cash and
$59,776 in Accounts Receivable - Trade for a total of $68,854. If the assumption is made that the Gross Revenue remains constant the Company has liquid assets to continue business for approximately 53 days ($68,854 / $38,689).

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.


       Comparison of 12 Month Periods October 1995 to October 1994

       The Company's net revenue declined from 1994. The net loss for 1995 of $437,865 is a decrease of $427,484 from 1994. This loss in 1995 was mainly due to a product failure. Working capital at October 31, 1995 amounted to ($6,304) which was a $254,336 decrease from the $248,032 in working capital at October 31, 1994. A decrease in Accounts Receivable and an increase in Accounts Payable and Short-Term Notes Payable were responsible for the change in working capital. These changes to working capital were a direct result of decreased product sales.

       The Company's revenues from laboratory fees for the year ended October 31, 1995 were $0 or 100% less than the $19.319 in fees for the year ended October 31, 1994. The Company discontinued its lab services on July 31, 1994.

       The Company's revenues from product sales (purified antigens) for the year ended October 31, 1995 were $376,746 or 32% less than the $553,748 in product sales for the year ended October 31, 1994. The Company's 1995 total revenue decreased to $376,746 from $573,748 in fiscal year 1994 for a decrease of $196,321 or 34%. The decrease in revenues was due to a product failure. Corrective action was taken and resolved by July, 1995. Total milligram quantities of all products sold in 1995 equaled 1,432 as compared to 2,009 milligrams in 1994. This equates to a 29% decrease from 1994.

       The decrease in gross profit margin between 1995 and 1994 (53% vs 31%) was caused by the product failure

       The Selling, General and Administrative expenses as a percentage of Gross Revenue increased due to the product failure. There are general expenses for any company that remain fairly constant, no matter what the revenues, i.e. rent, utilities, administrative staff. Management believes that the current administrative staff is sufficient to handle revenues up to $2 million per year.

       In order for the Company to increase production capabilities on existing product lines, it needed to add various pieces of equipment in 1995. Leasing was chosen as a cost effective way to finance this capital equipment expansion. The total value of the equipment leased totaled approximately $50,000.

       The Company is presently seeking financial assistance. If no or minimal capital is raised, the Company will continue operations at its current levels. Without added capital, the Company will have difficulty in expanding its operations. Although the Company is currently in a negative cash flow situation, Management does not foresee a discontinuance of business. The Company anticipates greater profits in the near future through increased sales and decreased production costs.

       The effects of inflation have not had a material impact on the Company's operation, nor is it expected to in the immediate future.

       Although the Company is unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operation, the first quarter of each fiscal year is always a financial concern. It is not uncommon for companies to shut down their operation or operate on a skeletal crew during the Christmas/New Year holiday. Therefore in effect, the first quarter really has only two months for generating revenue.


       ITEM 7.  FINANCIAL STATEMENTS

       See "Index to Financial Statements and Financial Statement Schedules"


       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

       Effective October 9, 1996, L. K. Denton and Co., P.C. resigned as the Registrant's independent accountants. Effective October 9, 1996, the Registrant hired Larry O'Donnell, CPA, P.C., 2851 South Parker Road,
Suite 1040, Aurora, Colorado 80014, (303-745-4545), as their new accounting firm.

       There were no adverse opinions, disclaimer of opinions, or modification of opinion as to uncertainty, audit scopes or accounting principles issued by such accountant for either of the two most recent years.

       The change of accountants was approved by the Registrant's board of directors.

       During the two most recent fiscal years there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

       During the two most recent fiscal years the auditors had not advised the Registrant that the internal controls necessary to develop reliable financial statements did not exist. Nor have the auditors advised the Registrant that information had come to their attention that led them to no longer be able to rely on management's representations, or that had made them unwilling to be associated with the financial statements.

       No information came to the auditor's attention that they would have concluded materially impacts the fairness or reliability of any previous financial statement.

       The Registrant did not consult with the new auditor for any reason during the last two fiscal years.

                                   PART III

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS;
       Compliance with Section 1 of the Exchange Act

    a) Identification of Directors and Executive Officers. The name, position with Company and age of each director and the period during which each current director has served are as follows:

    Directors and Executive Officers

    The following table sets forth certain information regarding the officers and directors of the Company as of November 18, 1996.


           Name               Age                Position

       Roger D. Hurst         46               President
                                                  Chief Executive Officer
                                                  Chief Financial Officer
                                                  Chief Accounting Officer
                                                  Director

       James R. Musick        50               Secretary/Treasurer
                                                  Chief Operating Officer
                                                  Director

       Erik D. Van Horn       30               Director



       Each member of the Board of Directors has been elected to serve until the next annual meeting of shareholders and until his successor has been duly elected and qualified, or until his resignation or removal. Officers are appointed to serve at the discretion of the Board of Directors. There is no family relationship between any member of the Board of Directors.

       The executive officers of Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer of the Company will hold office until his or her successor is duly elected and qualified or until his or her death or resignation or until he or she shall be removed in the manner provided by the Company's Bylaws. There was no arrangement or understanding between any executive officer and any other person pursuant to which any executive officer was selected as such.

       Roger D. Hurst has been President and Director of the Company since February 15, 198. On June 26, 1989 he assumed the Chief Executive
Officer, Chief Financial Officer and the Chief Accounting Officer responsibilities for the Company. Mr. Hurst received a Bachelors Degree in Education from Nebraska Wesleyan University in 1972. Mr. Hurst devotes 100% of his time to the affairs of the Company.

       James R. Musick, Ph.D. was appointed as Secretary, Chief Operating Officer and Director of the Company on September 1, 1989. From
December, 1987 to the present Dr. Musick has been President of Health Sciences Consultants, a medical consulting firm located in Denver, Colorado. Dr. Musick is a member of the Society of the Sigma Xi and he is referenced in American Men and Women in Science and Who's Who in the West. Dr. Musick has written and had numerous scientific papers published. Dr. Musick received a Bachelor of Arts in Biological Sciences degree in 1968 and a doctorate in Biological Sciences in 1975 from Northwestern University, Evanston, Illinois. Dr. Musick devotes his full time to managing all technical areas of the Company. Erik D. Van Horn has been a Director of the Company since March 1993 and presently serves as Production Manager. He received his Bachelor of Science in Chemical Engineering from the University of Colorado in 1990 and had developed a significant expertise in protein separation and engineering of production processes and in the cell culture of various plant and animal cell lines.

Remuneration and Employment Agreements

 The Company's two executive officers were paid a total of $96,000 during fiscal years ending October 31, 1994 and 1995. Such payments are pursuant to resolution of the Board of Directors. The Company has not entered into employment contracts with either Mr. Hurst or Dr. Musick as of the date of this document.

       Effective May 15, 1992, the Company entered into agreements not to compete with Messrs. Hurst and Musick, respectively, pursuant to which each has agreed that during his employment with the Company and for a period of two years thereafter, that he will not directly or indirectly, (i) consult with or assist any competitor in competing with the Company in any of the Company's then businesses; (ii) own an interest greater than 5% in any competitor, (iii) take any action intended to divert business from the Company to any competitor, or (iv) serve as an officer, director or employee of any competitor. Further, under the terms of such agreements not to compete, the Company has use its best efforts to enter into an employment agreement with Messrs agreed to agreements have yet to be negotiated.

       On May 15, 1992, stock options were approved for issuance by the Board of Directors in favor of Mr. Roger Hurst and Dr. James Musick and Mr. Erik Van Horn. Messrs. Hurst and Musick were each granted the right to purchase 400,000 shares of the Company's Common Stock and Mr. Van
Horn 200,000 shares of the Company's Common Stock at an exercise price equal to the market value at May 15, 1992.

       No officer of the Company is entitled to receive any additional compensation for his services to the Company, including his services as a director. The Company may compensate non - employee Directors in the future.

       Cash or Deferred Arrangement Simplified Employee Pension
       (CODA-SEP)

       Effective March 9, 1994, the Company adopted a Paine Webber (currently Prudential) CODA - SEP Plan. The CODA-SEP is the 401(k) alternative for smaller businesses. Employee contributions are made to each employee's IRA. Employees can elect to contribute pre-tax dollars amounting to 15% of their annual salary up to $9,000 (this amount is indexed annually for inflation). The Company may also contribute to the plan on behalf of each employee. Combined Company and employee contributions cannot exceed 15% of salary up to $30,000 per employee. No contributions by the Company have been made to this plan.

       Stock Option Plan

       Effective December 2, 1992, the Company adopted the Vitro Diagnostics, Inc. 1992 Stock Option Plan (the "Plan") for the benefit of officers, directors and other personnel providing substantial assistance to the Company. An aggregate of 3,000,000 Common Shares has been reserved for issuance under the Plan. To date, options to purchase an aggregate of 100,000 shares have been issued and exercised under the Plan.

       The Plan is administered by a Compensation Committee as designated by the Board of Directors of the Company. The Compensation Committee presently consists of Mr. Hurst and Dr. Musick. The Plan provides for the issuance of stock options for the benefit of employees, non-employee directors, consultants of the Company and others who render significant service. In determining the services rendered by consultants and other non-employee and non-directors of the Company, the plan provides that the Compensation Committee shall consider the value of services rendered by such individuals, the value of comparable services in the community and the value of the benefits received by the Company.

       According to the 1992 Stock Option Plan, the determination of those eligible to receive Stock Options, and the amount, price, type and timing of each Stock Option and the terms and conditions of the respective Stock
Option agreements shall rest in the sole discretion of the committee, subject to the provisions of the Plan. Also, all Stock Options granted under the plan must be granted within ten years from the date the plan was adopted and no option granted will be exercisable after the expiration of the plan. The Committee can provide than an option be exercisable during the ten year period or during a shorter time period. The Board may also suspend or terminate the plan as a whole or in part or amend it at any time in such respects as the Board may deem appropriate and in the best interest of the Company.

  ITEM 10.  EXECUTIVE COMPENSATION

  (a) Cash Compensation.

  The following table shows all cash compensation paid by Company during the fiscal year ended October 31, 1995, to each of the five most highly compensated executive officers whose total cash compensation exceeded $60,000 (there were no such persons).

                                                         Other           Restricted
 Name and Principal                                      Annual          Stock
 Position	                  Year     Salary    Bonus     Compensation    Awards

 Roger Hurst                1995    $48,000       $0               $0           $0
   CEO, CFO                 1994    $48,000       $0               $0           $0
   President                1993    $48,000       $0               $0           $0

 Jim Musick, Ph.D.          1995    $48,000       $0               $0           $0
   Secretary, COO           1994    $48,000       $0               $0           $0
                            1993    $48,000       $0               $0           $0

  In May, 1992, the Board of Directors of the Company granted options to Mr. Hurst and Dr. Musick to acquire 400,000 Common
Shares at an exercise price of $.19 per share.

  The Company pays health insurance premiums  for its full time
employees,  of which Mr.  Hurst and Musick  are included.   There is  no
deferred compensation payable any executive officer.

  As set forth in the following table, no options were exercised by any executive officer of the Company during the fiscal year ended October 31, 1993 or 1992. The value of unexercised options held by these persons is as follows:

                                            Number of                   Value of
                                            Unexercised  Options        Unexercised Options
                    Shares       Values     at October 31, 1995         at October 31, 1995
  NAME              Acquired     Realized   Exercisable  Unexercisable  Exercisable  Unexercisable

  Roger Hurst            0            0       400,000              0      $76,000              0
  Jim Musick             0            0       400,000              0      $76,000              0
  Erik VanHorn           0            0       200,000              0      $38,000              0

  Employment Agreements

  Effective May 15, 1992, the Company entered into agreements not to compete with Messrs. Hurst and Musick, respectively, pursuant to which each has agreed during his employment with the Company and for a period of two years thereafter, that he will not directly or indirectly; (i) consult with or assist any competitor in competing with the Company in any of the Company's then businesses; (ii) own an interest greater than 5% in any competitor; (iii) take any action intended to divert business from the Company to any competitor; or (iv) serve as an officer, director or employee of any competitor Further, under the terms of such agreements not to compete, the Company has agreed to use its best efforts to enter in an employment agreement with Messrs. Hurst and Musick, which agreements have yet to be negotiated.

  No officer of the Company is entitled to receive any additional compensation for his services to the Company, including his services as a director. The Company may compensate non-employee Directors in the future.


       ITEM  11.  SECURITY  OWNERSHIP OF  CERTAIN BENEFICIAL
OWNERS AND  MANAGEMENT

   (a) (b) Security Ownership of Certain Beneficial Owners.

        The following table sets forth information with respect to the ownership of the Company's Common Stock, $.001 par value, of all Officers and Directors, individually, all Officers and Directors as a group, and all beneficial owners of more than five percent (5%) of the Company's Common Stock. The following shareholders have sole voting and investment power with respect to shares, unless it is indicated otherwise. Based upon 6,036,816 outstanding shares as of October 31, 1995.

      Name and Address of Beneficial
                   Owner                Number of shares            %


       Roger D. Hurst (1) (2)                 611,729             10.1
       8100 Southpark Way
       Bldg. B, Suite 1
       Littleton, CO 80120

       James R. Musick (1) (2)                600,000              9.9
       8100 Southpark Way
       Bldg. B, Suite 1
       Littleton, CO  80120

       Lloyd Fields                         3,275,000             54.3
       425 Castle Place
       Beverly Hills, CA 90210

       Officers and Directors               1,211,729             20.0
       as a Group (2 persons)

   (1) Officer and Director

   (2) Does not include 400,000 shares of common stock issuable upon exercise of an option by each of Messrs Hurst and Musick. Exercise price is $.19 which was the market price on May 19, 1992, the date of grant.

(c) Change in Control. Company knows of no arrangement which may at a subsequent date result in a change in control of the Company. However, on May 15, 1992, the Company entered into an Agreement with Mr. Lloyd Fields, a principal shareholder, regarding proxy solicitation to amend the
          Company's Articles of Incorporation.

       In connection with Mr. Fields' forgiveness of rent owed the Company on its leased offices in exchange for the issuance of Common Shares, and his further investment if $150,000 in the Company for additional Common Shares, Mr. Fields and the Company agreed that management would cause the Company to solicit proxies from shareholders on or before December
31, 1992, to amend the Company's Articles of Incorporation. As of October 31, 1994, this proxy solicitation has not been finalized.

       The Agreement provides, and Messrs. Hurst and Musick have agreed, that management will vote its shares with Mr. Fields to amend the Company's Articles of Incorporation to require the consent of the holders of at least 70% of the outstanding shares of common stock to the issuance of Securities (as defined below) of Vitro except with respect to the following transactions:

    i) The issuance of Securities involving less than 0.1% of the outstanding common shares of Vitro outstanding at the close of the previous fiscal year in any single transaction or involving less than twice such number in the aggregate in any fiscal year;

  ii) Issuance of Securities to creditors in exchange for debt or rent forgiveness at a rate approved by the Board of Directors;

 iii) Issuance of Securities of Vitro in exchange for a reduction of obligations owed to trade creditors at a rate approved by;

  iv) Issuance of Securities pursuant to a public offering of securities;

   v) Issuance of Securities pursuant to a private placement for which a registered broker - dealer is engaged to act as placement agent;

  vi) Issuance of Securities in exchange for the securities or assets of any unaffiliated entity;

 vii) Issuance of Securities when the delay in securing stockholder approval would seriously jeopardize the financial viability or prospects of Vitro; and

viii) A qualified employee stock option plan in which officers and directors of the Company are not eligible to participate.

       Further, the Agreement provides that the Company will not issue any securities in contravention to the above exceptions prior to undertaking a proxy solicitation for the above described purposes.

       Upon consultation with counsel to the Company, management has been advised that the subject proxy solicitation agreement may not be enforceable under Colorado law. Accordingly, no action has been taken by the Company to solicit proxies for such purposes.
Management intends to refrain from any actions with respect to the Agreement until a determination can be made under Colorado statutory and case law as to various legal issues.

       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

            (a) Transactions With Management and Others.

       In March, 1991, January, 1992, May, 1992, August, 1993, and May, 1994, the Company issued 266,500, 107,500, 113,500, 119,143 and 49,096
Common Shares, respectively, to Mr. Lloyd Fields, a principal shareholder of the Company to pay rent and project operating costs of the Company for its office space during the period October 1, 1990 through December 31, 1994. Such Common

       Shares have been valued in the aggregate at $194,253. In April, 1992, October, 1992, March, 1993, August, 1993 and May, 1994, Mr. Fields purchased 1,000,000, 667,000, 33,000, 50,857, and 300,000 Common
Shares of the Company for aggregate consideration $351,297 (See
"Principal and Selling Shareholders" and Business - Facilities.")

       The Company maintained a lessor/lessee relationship with Mr. Lloyd Fields under a lease agreement which terminated December, 1994.
Management believes that the terms of this arrangement were fair, reasonable and no less favorable than could be obtained from unaffiliated third parties. (See "Business - Facilities.")

       In May, 1992, the Board of Directors of the Company, including Messrs. Hurst and Musick, granted options to Mr. Hurst and Dr. Musick to acquire 400,000 Common Shares of the Company each at an exercise price of $.19 per share. The Board of Directors also approved the issuance of an option to Mr. Erik Van Horn, a key employee and director of the Company, entitling him to purchase 200,000 Common Shares at an exercise price of $.19 per share. (See "Management.")

       On January 12, 1993, the Company issued 240,000 "restricted
Common Shares to Home Corp., an unaffiliated third party, in exchange for the forgiveness of indebtedness aggregating $92,000.

       On November 11, 1993, the Company entered into an exchange agreement with International Basic Resources, Inc. an unaffiliated publicly-held Idaho corporation, to exchange 4,000,000 Common Shares of the Company and 2,000,000 Series A Preferred Shares of the Company in exchange for 6,000,000 Common Shares of International Basic Resources,
Inc. On February 16, 1994, International Basic Resources, Inc. exercised its rights under the agreement with the Company for the and return
4,000,000 Common Shares and 2,000,000 Series A Preferred Shares of the Company for the 6,000,000 Common Shares of International Basic
Resources, Inc. delivered in November, 1993. As a result of such subsequent transaction, the parties were placed in status quo ante, and the previously issued Common Shares and Series A Preferred Shares have been retired by the Company.

(b) Certain Business Relationships. There are no material business relationships between management or management's family and the Company.

   (c) Indebtedness of Management.  None.

                               PART IV
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

       1. Financial Statements:
            Balance sheets, October 31, 1995 (Audited)
            Statements of Operations for the years ended October 31, 1995
                  (Audited), and 1994 (Audited)
            Statement of Stockholder's Equity for the years October 31, 1995
                  (Audited) and 1994 (Audited)
            Statements of Cash Flows for the years ended October 31, 1995
                  (Audited) and 1994 (Audited)
            Notes to Financial Statements for the years ended October 31, 1995
                  (Audited) and 1994 (Audited)

   (b) Reports on Form 8 - K.

            None during fiscal 1995

                               FIANANCIAL STATEMENTS


                                         Larry O'Donnell, CPA, P.C.

     2851 South Parker Road                                 Telephone 745-4545
     Suite 1040
     Aurora, CO  80014

     Board of Directors
     Vitro Diagnostics, Inc.
     Littleton, Colorado

                          Independent Auditor's Report

     I have audited the accompanying balance sheet of Vitro Diagnostics, Inc. as of October 31, 1995 and the related statements of operations, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Vitro Diagnostics, Inc. as of October 31, 1994, were audited by other auditors whose report dated December 1, 1995, expressed and unqualified opinion on those statements.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing their accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

     In my opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/Larry O'Donnell

       VITRO DIAGNOSTICS, INC
       Balance Sheets October 31, 1995 (Audited)

       Assets

  Current Assets:

       Cash                                         $9,078
       Accounts Receivable-Trade,                   59,776
       Inventories (Note 1)                        120,697
       Prepaid Expenses                             60,145
  Total Current Assets                             249,696


  Property, Plant and Equipment (Note 1):

       Office Furniture and Equipment               17,688
       Laboratory and EDP Equipment                163,314
       Leasehold Improvements                       11,885
       Sub Total                                   192,887

       Less Accumulated Depreciation               145,596
       Total Property, Plant and Equipment          47,291


  Other Assets:
       Deposits                                      7,890

  Total Assets                                    $304,877

       VITRO DIAGNOSTICS, INC
       Balance Sheets October 31, 1995 (Audited)

       Liabilities and Stockholders' Equity

  Current Liabilities:

       Accounts Payable - Trade                   $105,813
       Accounts Payable - Officer                    8,377
       Payroll Taxes Payable                         8,443
       Accrued Expenses                              2,724
       Short-Term Notes Payable                    100,643
       Notes Payable - Bank                         30,000
       Total Current Liabilities                   256,000

  Stockholders' Equity

       Common Stock; 500,000,000 Shares of
        $.001 Par Value Authorized;
        6,036,816 Issued and Outstanding           280,618
        Paid-in Capital in Excess
         of Par Value                            3,155,211
       Accumulated Deficit                      (3,386,952)

       Total Stockholders' Equity                   48,877

       Total Liabilities and
        Stockholders' Equity                      $304,877

    The accompanying notes are an integral part of these financial statements

       VITRO DIAGNOSTICS, INC
       Statement of Operations October 31, 1995 and 1994 (Audited)

                                                 1995               1994
  Revenue

       Product Sales                            376,746            553,748
       Lab and Lab Management Fees                                 $19,319
       Gross Revenue                            376,746            573,067


  Cost of Sales

       Product                                  199,257            176,487
       Laboratory                                                      862
       Total Cost of Sales                      199,257            177,349

       Gross Profit                             177,489            395,718


  Operating Expenses

       Selling, General and Adm                 499,376            309,773
       Research and Development                 113,373             68,817
       Depreciation and Amortization             20,572             22,338
       Total Operating Expenses                 633,321            400,928

       Income (Loss) From Operations           (455,832)            (5,210)

  Other Income (Expense)

       Interest Income                              $414              $636
       Interest Expense                           (8,447)           (6,999)
       Gain on Sale of Assets                     26,000                 -
       Gain from Settlement of
        Accounts Payable **                            -             1,192
       Total Other Income (Expenses)              17,967            (5,171)


       Net Income (Loss) For the Year          ($437,865)         ($10,381)

       Net Income (Loss) Per
        Share of Common Stock                     ($0.07)           ($0.00)

        Weighted Average Number
        of Shares Outstanding
        During the Year                        5,851,528        5,478,440

  ** Reported gain from settlement of accounts payable is the difference between the vendor's outstanding invoice and and the amount tendered and accepted as payment in full.



       VITRO DIAGNOSTICS, INC
       Statement of Stockholders' Equity
       For the Years Ended October 31, 1995 and 1994 (Audited)

                               Common Stock         Capital in
                           Number                   Excess      Accumulated
                           of Shares   Par Value    of Par      Deficit      Total


Balance 10/31/93           5,290,640    279,872     2,899,266  (2,938,706)   240,432

   5/94 for Cash             177,260        177        70,727                 70,904

   5/94 for Rent             122,740        123        48,973                 49,096

   5/94 for Legal
    Services                  75,600         76         4,071                  4,147


   Net Loss for Year Ended                                         (10,381)  (10,381)
   10/31/94

Balance 10/31/94            5,666,240   280,248     3,023,037   (2,949,087)  354,198

   01/95 for Cash               5,176         5         2,539                  2,544
   4/95 for Consulting
    Services                  108,000       108        51,892                 52,000
   4/95 for Cash                  400                     200                    200
   5/95 for Cash
    and Rent                  132,000       132        52,668                 52,800
   10/95 for Cash             125,000       125        24,875                 25,000
   Net Loss for Year Ended
    10/31/95                                                      (437,865) (437,865)

Balance 10/31/95           $6,036,816  $280,618     $3,155,211 $(3,386,952)   48,877

   The accompanying notes are an integral part of these financial statements.

       VITRO DIAGNOSTICS, INC
       Statement of Cash Flows For the Years Ended October 31, 1995 (Audited) and 1994 (Audited)


                                           1995                    1994
Cash Flows from
   Operating Activities:
  Net Income (Loss)                    $(437,865)               $(10,381)
  Adjustments to Reconcile
   Net Income (Loss) to
   Net Cash Provided by
   Operating Activities:
     Depreciation and
      Amortization                        20,572                   22,338
      Write Down of
        Patents                              728
  Expenses Incurred for Stock            102,424                   53,243
  Changes in Assets and Liabilities:
     (Increase) Decrease in
      Accounts Receivable                 47,922                  (36,082)
      Increase (Decrease) in
      Accounts Payable                    75,512                  (11,338)
     (Increase) Decrease in
      Inventories                          5,511                  (26,991)
     (Increase) Decrease in
      Prepaid Expenses                       592                    8,377
     Increase (Decrease) in
      Accrued Expenses                       277                        8
     Increase (Decrease) in
      Payroll Taxes Payable                1,868                   (8,350)
     (Increase) Decrease in
      Deposits                            (3,611)                    (118)
    Net Cash Provided (Used) by        __________                ___________
  Operating Activities                  (186,070)                  (9,294)

                                           1995                     1994
 Cash Flows from
    Investing Activities:
  Capital Expenditures                   (10,292)                 (36,448)
  Receivable/Payable Officer              13,167                     (599)
                                          ______                   ______
    Net Cash Provided (Used)
     by Investing Activities               2,875                  (37,047)
                                          ______                   ______

Cash Flows from
   Financing Activities:
      Increase (Decrease) in
        Notes Payable, Bank               30,000
      Increase (Decrease) in Short
        Term Notes Payable                76,905                    (8,001)
      Deferred Offering Costs             38,798                   (11,492)
    Proceeds from Issue of
      Common Stock                        30,120                    70,904
                                          ______                    ______
    Net Cash Provided (Used) by
      Financing Activities               175,823                    51,411
                                         _______                    ______
    Net Increase (Decrease) in Cash       (7,372)                    5,070

    Cash at Beginning of Year             16,450                    11,380
                                          ______                    ______

    Cash at End of Year                   $9,078                   $16,450
                                       ===========               ===========

       Supplemental disclosures of cash flow information

                                            1995                     1994
         Cash paid during the year for:
            Interest                      $ 8,170                  $ 6,999


            Income taxes                  $     -                  $     -


       Supplemental disclosure of noncash financing activities

            Common stock issued for
              rent and services           $102,556                 $53,244

   The accompanying notes are an integral part of these financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          October 31, 1995 (Audited)


       Note #1: Accounting Policies

       The Company is engaged in the development, manufacturing and marketing of purified antigens. These products are sold domestically and internationally: the first product was introduced November, 1990. The Company also operated a clinical laboratory which provided tests and diagnoses for various cancers for customers throughout the United States. This reference lab operation was discontinued on 7/31/94.

       The Company had three major customers in 1995. One accounted for 16% of sales, another accounted for 12% of sales and another accounted for 10% of sales.

       Accounts Receivable - The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was established. If accounts become uncollectible, they will be charged to operations when that determination is made.

       Depreciation and Amortization - Equipment is stated at lower of cost or estimated market value and is being depreciated on the straight-line basis over estimated useful lives of 3 to 10 years. Intangible assets are amortized on the straight line method per the following: patents, and trademarks 204 months. At October 31, 1995, management determined that patents and trademarks had no future value and they were written off.

       Inventories - They are valued at the lower of cost or market using the first-in first-out method.

       Inventories consist of:

                                            10-31-95
                                           ------------
     Finished Goods                          $29,715
     Goods in Process                         87,653
     Raw Materials                             3,329
                                             ----------
                                            $120,697
                                             ==========


Income Taxes  - Deferred income taxes arise from the temporary
differences between financial   statement and income tax recognition of net
operating losses. A deferred tax asset arising from the net operating loss carryover of approximately $600,000 has been offset by a valuation allowance.

  At October 31, 1995, the Company has unused Federal net operating loss carry forwards which expire as follows:

       Carry Over     Expires      Original    Amount     Loss
       From F/Y       In F/Y       Loss        Utilized   Carryover
       -----------    ----------   ----------  ---------- ------------
          1988           2003       $333,034     $11,550     $321,484
          1989           2004        783,474                  783,474
          1990           2005        480,296                  480,296
          1991           2006         21,321                   21,321
          1995           2010        386,84                   386,846
                                                            -----------
                                                           $1,993,421


       During the years ended October 31, 1995 and October 31, 1994 the Company incurred costs in connection with a proposed stock offering.
Form SB-2 for 6,550,528 shares at $.50 per share was declared effective on October 7, 1994 by the SEC. The offering proved to be unsuccessful during the year ended October 31, 1995, and the costs were charged to offering expenses.

       Cash includes demand deposits at banks.

       During the past two years the Company has not had employees who were compensated for absences.


       NOTE #2: Common Stock and Stock Transactions

       The net loss per share is based upon the weighted average number of shares outstanding during the year. Common stock warrants are not included in the calculation of loss per share

       On May 15, 1992, the Board of Directors of the Company issued stock options, which are to be exercised at the market value on May 15, 1992, to Roger Hurst, Jim Musick and Erik VanHorn. The options are for a period of 10 years. Mr. Hurst and Dr. Musick were each granted the right to acquire 400,000 "restricted" common shares of the Company. Mr.
VanHorn was granted the right to acquire 200,000 "restricted" common shares of the Company. No options have been exercised.


       On November 11, 1993, the Company agreed to exchange 4,000,000 shares of its common stock and 2,000,000 shares of its series A Preferred Stock for 6,000,000 shares of the common stock unaffiliated company
(IBR). Pursuant to an exchange agreement, on February 16, 1994, International Basic Resources, Inc. exercised its right to exchange 4,000,000 shares of Vitro Diagnostics, Inc. Common and 2,000,000 shares of Vitro Diagnostics, Inc. Series A Preferred for 6,000,000 shares of International Basic Resources, Inc. Common. Vitro Diagnostics, Inc. and International Basic Resources, Inc. exchanged shares per the agreement dated November 11, 1993. The present transaction places the present parties into status quo ante. An 8-K was filed on February 23, 1994.

       Note #3: LEASE OBLIGATION

       The Company has extended its lease at 8100 Southpark Way until December 31, 1995. Monthly lease payments will continue to be $4,202. At the present time extended lease terms have not been negotiated. Rent expense recorded under the lease is $50,424 for each of the years ended October 31, 1995 and 1994.

       The Company leases its office/warehouse space from a major shareholder of the Company. The lease payments were made by issuing stock for the rents due.


       NOTE #4: Schedule of Short Term Notes Payable

                             Issue           Interest
                             Date            Rate                   Balance
  Unrelated Party         ----------       ------------           -----------
  Demand Notes:            01/10/90           20.00%                $9,817
                           06/12/90           14.453%               17,553
  Related Party             6/30/95           15.00%                20,759
  Corporate COO             6/29/95           15.00%                10,380
  Corporate COO              8/4/95           25.00%                 4,255
  Corporate CEO,
  Demand Note              10/31/95           21.00%                37,879

                                       Total                      $100,643

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 19965.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on December 4, 1996.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst

       Directors:

       /s/ Roger Hurst
            Roger Hurst

       /s/ James Musick
            James Musick

       /s/ Erik VanHorn
           Erik VanHorn