Form 10QSB
period 1995-10-31
VITRO DIAGNOSTICS INC
filed 1997-01-07
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1996

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this form 10-QSB.

Yes  X       No
    ---         ---

 The number of shares outstanding of each of the issuer's classes of common equity as of January 7, 1997, was 6,286,816.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)
                                                      January 31    October 31
                                                         1996              1995
    Current Assets
     Cash Equivalents                           $       10,366 $       9,076
     Accounts Receivable                               100,484        59,776
     Inventories                                       145,044       126,697
     Prepaid Expense                                    65,424        60,146
                                                   ------------  ------------
         Total Current Assets                          321,318       249,695
                                                   ------------  ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                             11,885        11,885
     Office Equipment & Furniture                       17,688        17,688
     Lab & EDP Hardware & SW                           163,314       163,314
                                                   ------------  ------------
         Total Cost                                    192,887       192,887
     Less Depreciation                                (149,220)     (145,596)
                                                   ------------  ------------
         Net Property & Equipment                       43,667        47,291
                                                   ------------  ------------
    Other  Assets
     Deposits                                            7,890         7,890
     Intangible Assets                                     (20)            0
                                                   ------------  ------------
    Total Other Assets                                   7,870         7,890
                                                   ------------  ------------
    Total Assets                                       372,855 $      04,876
                                                       =======       =======



                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                     (Unaudited)    (Audited)
                                                      January 31    October 31
                                                         1996           1995
    Current Liabilities
     Accounts Payable                           $      115,276  $     105,812
     Salaries & Wages Payable                            1,600              0
     Payroll Taxes Payable                               8,376          8,443
     Accrued Expenses                                    2,724          2,724
     Notes Payable - Short Term                        141,706        139,021
                                                   ------------   ------------
        Total Current Liabilities                      269 682        256,000
                                                   ------------   ------------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        5,666,240 shares outstanding
        at 01/31/95 and 5,290,640
        outstanding at 01/31/94                        280,618        280,618
     Paid in Capital in Excess of Par                3,155,211      3,155,211
     Accumulated Deficit                            (3,332,656)    (3,386,953)
                                                  -------------   ------------
        Total Shareholders' Equity                     103,173         48,876
                                                  -------------   ------------
    Total Liabilities and
      Shareholders' Equity                      $      372,855        304,876
                                                       =======        =======



                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                                          Three Months Ended
                                                              January 31,
                                                         1996          1995
                                                     ------------  ------------
    Revenue
     Product Sales                                      176,244       87,932
                                                    ------------  ------------
        Gross Revenue                                   176,244       84,932

    Cost of Sales
        Product                                          43,654       23,750
                                                    ------------  ------------
        Total Cost of Sales                              43,654       23,750
                                                    ------------  ------------
        Gross Profit                                    132,590       61,182
                                                    ------------  ------------

    Operating Expenses
     Selling, General & Admin                            57,553      108,164
     Research and Development                            13 405       16,611
                                                    ------------  ------------
        Total Expenses                                   70,958      108,164
                                                    ------------  ------------
        Loss from Operations                             61,632      (46,982)
                                                    ------------  ------------

    Other Income (Expense)
     Other Income                                                     24,320
     Interest Expense                                    (7,336)        (745)
                                                    ------------  ------------
        Total Other Income & Expense                     (7,336)      23,575
                                                    ------------  ------------

        Net Gain (Loss)                                $ 54,296       23,407
                                                       ========       ======
       Gain (Loss) Per Share of Common Stock
           (5,666,240 Shares outstanding
           at 01/31/96and 5,666,240
           outstanding at 01/31/95)                       $0.01       ($0.01)
                                                        ========      =======



                          Vitro Diagnostics, Inc.
                         Statements of Cash Flows
           Three Months Ending 01/31/96    Twelve Months Ending 10/31/95

                                                (Unaudited)          (Audited)
                                                January 31,          October 31,
                                                   1996                 1995
                                               ------------         ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                        $      54,296             (437,865)
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                    3,624               20,572
      Write Down of Patents                             20                  728
       Expenses Incurred for Stock                                      102,424
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                        (40,708)              47,922
        Inventories                                (24,347)               5,511
        Prepaid Expenses                            (5,279)                 592
        Deposits                                         0               (3,611)
      (Decrease) increase in-
        Accounts Payable                             9,464               75,512
        Salaries & Wages Payable                     1,600
        Payroll Taxes Payable                          (67)               1,868
        Accrued Expenses                                 0                  277
                                               ------------         ------------
     Net Cash Provided by Operating Activities      (1,397)            (186,070)
                                               ------------         ------------
    Cash Flows From Investing Activities
      Capital Expenditures                               0              (10,292)
      Note Receivable Officer                            0               13,167
                                               ------------         ------------
    Net Cash Provided by Financing Activities                            (2,875)
                                               ------------         ------------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short
            Term Notes Payable                       2,685               76,905
      Increase (Decrease) in Notes Payable, Bank                         30,000
      Deferred Offering Costs                                            38,798
      Proceeds from Issuance of Common Stock                             30,120
                                               ------------         ------------
      Net Cash from Investing Activities             2,685              175,823
                                               ------------         ------------
      Net Increase (Decrease) in Cash                1,288               (7,372)
      Cash Beginning                                 9,078               16,450
                                               ------------         ------------
      Cash Ending                             $     10,366                9,078
                                               ============            ========







                          Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                         January  31, 1996 (Unaudited)

Basis of Presentation

The information for the three months ended January 31, 1996 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

Note #1  HISTORY OF THE COMPANY

Vitro Diagnostics, Inc. ("The Company") was incorporated under the laws of the state of Nevada on March 31, 1986, under the name of Imperial Management, Inc. The Company changed its name to Vitro Diagnostics, Inc. on February 6,
 1987.

The Company manufactures specialty diagnostic reagents, viz. purified human antigens. The Company sells its purified human antigens primarily to manufacturers of immunodiagnostic test kits.


Note #2: Accounting Policies

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

       Inventories consist of:
                                                      01-31-96
                                                    ------------
     Finished Goods                                    $29,715
     Goods in Process                                   87,653
     Raw Materials                                      27,676
                                                      ----------
                                                      $145,044
                                                      ==========


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

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


       NOTE #3:  Common Stock and Stock Transactions

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



       Note #3: LEASE OBLIGATION

The Company's lease at 8100 Southpark Way expires on December 31, 1996. Current lease payments are $4,202 per month. At the present time extended lease terms have not been negotiated.

The Company leases its office/warehouse space from a major shareholder of the Company. The lease payments were made by issuing stock for the rents due.


       NOTE #4: Schedule of Short Term Notes Payable

                             Issue           Interest
                             Date            Rate                   Balance
  Unrelated Party         ----------       ------------           -----------
  Demand Notes:            01/10/90           20.00%                $9,817
                           06/12/90           14.453%               17,553
  Related Party             6/30/95           15.00%                20,759
  Corporate COO             6/29/95           15.00%                10,380
  Corporate COO              8/4/95           25.00%                 4,255
  Corporate CEO,
  Demand Note              10/31/95           21.00%                40,565

                                       Total                      $103,329




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the first quarter 1996 were $70,958, the Cost of Sales was $43,654 and Interest Expense was $7,336. These expenses total $121,948 or $40,649 per month. Gross Revenues for the first quarter were $176,24 or $58,748 per month. This equates to a $18,099 gain per month. On January 31, 1996 the Company had $10,366 in Cash and $100,484 in Accounts Receivable - Trade for a total of $110,850.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.


       Comparison of 3 Month Periods January 1996 to January 1995

       The Company's net revenue increased from 1995. The net gain for the first quarter 1996 of $54,296 is an increase of $77,700 from 1995. This gain in 1996 was due to increased product sales. Working capital at January 31, 1996 amounted to $51,636 which was a $161,934 decrease from the $213,570 in working capital at January 31, 1995. An increase in Accounts Payable and Short-Term Notes Payable were responsible for the change in working capital. These changes to working capital were a direct result of decreased product sales in 1995.

       The Company's revenues from product sales (purified antigens) for the quarter ended January 31, 1996 were $176,244 or 48% more than the $84,932 in product sales for the quarter ended January 31, 1995.

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


                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 6, 1997.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 6, 1997.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst