Form 10QSB
period 1996-04-30
VITRO DIAGNOSTICS INC
filed 1997-01-21
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April  30, 1996

                                         OR

( )  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-17378


                                 VITRO DIAGNOSTIC, INC.

               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Nevada                                  84-1012042
______________________________        _________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

     8100 Southpark Way, Bldg B-1 , Littleton, Colorado       80120
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

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                    (Unaudited)    (Audited)
                                                     April 30      October 31
                                                        1996              1995
    Current Assets
     Cash Equivalents                           $      24,763    $       9,076
     Accounts Receivable                               81,045           59,776
     Inventories                                      142,923          120,697
     Prepaid Expense                                   65,424           60,145
                                                    ------------  ------------
         Total Current Assets                         314,155          249,695
                                                    ------------  ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                            11,885           11,885
     Office Equipment & Furniture                      17,688           17,688
     Lab & EDP Hardware & SW                          167,275          163,314
                                                    ------------  ------------
         Total Cost                                   196,848          192,887
     Less Depreciation                               (152,664)        (145,596)
                                                    ------------  ------------
         Net Property & Equipment                      44,184           47,291
                                                    ------------  ------------
    Other  Assets
     Deposits                                           9,585            7,890
     Intangible Assets                                    (40)               0
                                                    ------------  ------------
    Total Other Assets                                  9,545            7,890
                                                    ------------  ------------
    Total Assets                                      367,884      $   304,877
                                                      =======          =======



                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                    (Unaudited)    (Audited)
                                                     April 30       October 31
                                                        1996              1995
    Current Liabilities
     Accounts Payable                          $      118,665    $     105,813
     Salaries & Wages Payable                               0                0
     Payroll Taxes Payable                             13,573            8,443
     Accrued Expenses                                   2,724            2,724
     Notes Payable - Short Term                       112,039          139,020
                                                   ------------    ------------
        Total Current Liabilities                     247,001          256,000
                                                   ------------    ------------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,036,816 shares outstanding
        at 04/30/96 and 5,779,816
        outstanding at 04/30/95                       280,618          280,618
     Paid in Capital in Excess of Par               3,155,211        3,155,211
     Accumulated Deficit                           (3,314,946)      (3,386,952)
                                                   ------------    ------------
        Total Shareholders' Equity                    120,883           48,877
                                                   ------------    ------------
    Total Liabilities and
      Shareholders' Equity                     $      367,884          304,877
                                                      =======          =======



                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                                   Three Months Ended          Six Months Ended
                                                   April  30,                  April 30,
                                                   1996       1995             1996     1995
                                                   ---------  ---------        -------  --------
    Revenue
     Product Sales                                  185,953     87,932         362,197  207,038
                                                   ---------  ---------        -------  --------
        Gross Revenue                               185,953     84,932         362,197  207,038

    Cost of Sales
        Product                                      58,629     23,750         102,284   88,237
                                                   ---------  ---------        -------   -------
        Total Cost of Sales                          58,629     23,750         102,284   88,237
                                                   ---------  ---------        -------   -------
        Gross Profit                                127,324     61,182         259,913  118,801
                                                   ---------  ---------        -------  --------

    Operating Expenses
     Selling, General & Admin                        87,797    108,164         145,351  316,551
     Research and Development                        12,913     16,611          26,317   45,580
                                                   ---------  ---------        -------  --------
        Total Expenses                              100,710    108,164         171,668  362,131
                                                   ---------  ---------        -------  --------
        Gain (Loss) from Operations                  26,614    (46,982)         88,245 (243,330)
                                                   ---------  ---------        -------  --------

    Other Income (Expense)
     Other Income                                               24,320
     Interest Expense                                (8,903)      (745)       (16,239)   (1,749)
                                                   ---------  ---------       --------  ---------
        Total Other Income & Expense                 (8,903)    23,575        (16,239)   (1,749)
                                                   ---------  ---------       --------  ---------

        Net Gain (Loss)                            $ 17,711     23,407         72,006  (218,382)
                                                    =======     ======         ======  =======
       Gain (Loss) Per Share of Common Stock
           (6,036,816 Shares outstanding
           at 04/30/96and 5,779,816
           outstanding at 04/30/95)                   $0.01     ($0.01)         $0.01    ($0.04)
                                                      ========  =======        ========  =======


Vitro Diagnostics, Inc.
 Statements of Cash Flows

                                                     Six Months          Twelve Months
                                                     Ending 01/31/96     Ending 10/31/95
                                                     (Unaudited)         (Audited)
                                                     April 30,           October 31,
                                                     1996                1995
                                                     ------------        ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                             $       72,006                (437,865)
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                          7,068                  20,572
      Write Down of Patents                                   40                     728
       Expenses Incurred for Stock                                                 102,424
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                              (21,269)                 47,922
        Inventories                                      (22,226)                  5,511
        Prepaid Expenses                                  (5,279)                    592
        Deposits                                          (1,695)                 (3,611)
      (Decrease) increase in-
        Accounts Payable                                  12,852                  75,512
        Payroll Taxes Payable                              5,130                   1,868
        Accrued Expenses                                       0                     277
                                                      ------------             ------------
     Net Cash Provided by Operating Activities            46,627                (186,070)
                                                      ------------             ------------
    Cash Flows From Investing Activities
      Capital Expenditures                                (3,961)                (10,292)
      Note Receivable Officer                                  0                  13,167
                                                      ------------             ------------
    Net Cash Provided by Financing Activities             (3,961)                  2,875
                                                      ------------             ------------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short Term Notes Payable    (26,981)                 76,905
      Increase (Decrease) in Notes Payable, Bank                                  30,000
      Deferred Offering Costs                                                        38,798
      Proceeds from Issuance of Common Stock                                         30,120
                                                       ------------             ------------
      Net Cash from Investing Activities                 (26,981)                175,823
                                                       ------------             ------------
      Net Increase (Decrease) in Cash                     15,685                  (7,372)
      Cash Beginning                                       9,078                  16,450
                                                       ------------             ------------
      Cash Ending                                 $       24,763                   9,078
                                                       ============             ========





                                           Vitro Diagnostics, Inc.
                                      Notes to the Financial Statements
                                          April 30, 1996 (Unaudited)

Basis of Presentation

The information for the six months ended April 30, 1996 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                                      04-30-96
                                                      ------------
     Finished Goods                                    $69,462
     Goods in Process                                   76,461
     Raw Materials                                           0
                                                      ----------
                                                      $142,923
                                                      ==========


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


       NOTE #4: Schedule of Short Term Notes Payable

                             Issue           Interest
                             Date            Rate                   Balance
  Unrelated Party         ----------       ------------           -----------
  Demand Notes:            01/10/90           20.00%               $10,841
                           06/12/90           14.453%               18,860
  Related Party             6/30/95           15.00%                22,366
  Corporate COO             6/29/95           20.00%                16,278
  Corporate CEO,
     Demand Note           10/31/95           21.00%                43,694

                                       Total                      $112,039




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's Operating Expenses for the first six moths ending April 30, 1996 $171,668, the Cost of Sales was $102,284 and Interest Expense was $16,239.
These expenses total $290,191 or $48,365 per month.  Gross Income   for  this
period $362,197or $60,366 per month. This equates to a $12,001 gain per month. On April 30, 1996 the Company had $24,763 in Cash and $81,045 in Accounts Receivable - Trade for a total of $105,808.


 Comparison of 3 Month Periods April  1996 to April 1995

The Company's net revenue increased from 1995. The net gain for this quarter 1996 of $54,296 is an increase of $77,700 from 1995. This gain in 1996 was due to increased product sales. Working capital at April 31, 1996 amounted to $67,154 which was a $52,500 decrease from the $119,654 in working capital at April 30, 1995. An increase in Short-Term Notes Payable was responsible for the change in working capital. These changes to working capital were a direct result of decreased product sales in 1995.

The Company's revenues from product sales (purified antigens) for the three months ended April 30, 1996 were $185,953 or 52% more than the $122,106 in product sales for the three months ended April 30, 1995.

Total milligram quantities of all products sold for the three months ended April 30, 1996 equaled 638 as compared to 411 milligrams sold during the three months ended April 30, 1995.


Comparison of  Six Month Periods April 1996 to April 1995

The net Gain for the first six months of 1996 of $72,006 was an increase of $290,388 over the $218,382 loss in 1995.

The company's revenues from product sales for the six months ended April 30, 1996, were 362,197 or 75% more than the $207,038 in product sales for the six months ended April 30, 1995.

Total milligram quantities of all products sold for the six months ended April 30, 1996 equaled 1,179 as compared to 878 milligrams sold during the six months ended April 30, 1995.


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


                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 1997.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 13, 1997.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst