Form 10QSB
period 1996-07-31
VITRO DIAGNOSTICS INC
filed 1997-01-21
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1996

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

 The number of shares outstanding of each of the issuer's classes of common equity as of January 16, 1997, was 6,286,816.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                             (Unaudited)          (Audited)
                                             July 30              October 31
                                             1996                 1995
    Current Assets
     Cash Equivalents                   $       12,992        $       9,076
     Accounts Receivable                        61,320               59,776
     Inventories                               199,958              120,697
     Prepaid Expense                            80,251               60,145
                                              ------------       ------------
         Total Current Assets                  354,521              249,695
                                              ------------       ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                     11,885              11,885
     Office Equipment & Furniture               17,688              17,688
     Lab & EDP Hardware & SW                   167,275             163,314
                                              ------------       ------------
         Total Cost                            196,848             192,887
     Less Depreciation                        (155,618)           (145,596)
                                              ------------       ------------
         Net Property & Equipment               41,230              47,291
                                              ------------       ------------
    Other  Assets
     Deposits                                   13,691               7,890
     Intangible Assets                             (61)                  0
                                               ------------      ------------
    Total Other Assets                          13,630               7,890
                                               ------------      ------------
    Total Assets                               409,381         $   304,877
                                               =======             =======


                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                             (Unaudited)    (Audited)
                                             July  31       October 31
                                             1996              1995
    Current Liabilities
     Accounts Payable                $         100,617 $           105,813
     Salaries & Wages Payable                      150                   0
     Payroll Taxes Payable                      13,448               8,443
     Accrued Expenses                            2,724               2,724
     Notes Payable - Short Term                117,431             139,020
                                               ------------    ------------
        Total Current Liabilities              234,370             256,000
                                               ------------    ------------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,286,816 shares outstanding
        at 07/31/96 and 5,779,816
        outstanding at 07/31/95                280,868             280,618
     Paid in Capital in Excess of Par        3,204,961           3,155,211
     Accumulated Deficit                    (3,310,818)         (3,386,952)
                                            -------------      ------------
        Total Shareholders' Equity             175,011              48,877
                                            ------------       ------------
    Total Liabilities and
      Shareholders' Equity               $     409,381             304,877
                                               =======             =======


                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                            Three Months Ended               Nine Months Ended
                                            July 31,                         July 31,
                                            1996            1995             1996         1995
                                            ------------  ------------       --------    --------
    Revenue
     Product Sales                             180,802       66,368           542,999    273,406
                                            ------------  ------------       --------    --------
        Gross Revenue                          180,802       66,368           542,999    273,406

    Cost of Sales
        Product                                 54,344        8,353           156,628     96,589
                                            ------------  -----------        --------    --------
        Total Cost of Sales                     54,344        8,353           156,628     96,589
                                            ------------  -----------        --------    --------
        Gross Profit                           126,458       58,015           386,371    176,817
                                            ------------  -----------        --------    --------

    Operating Expenses
     Selling, General & Admin                  107,482     105,024            252,835    421,571
     Research and Development                    6,124      66,217             32,441    111,797
                                            -------------  ----------        --------    --------
        Total Expenses                         113,606     171,241            285,276    533,368
                                            -------------  -----------       --------    --------
        Gain (Loss) from Operations             12,852    (113,226)           101,095   (356,551)
                                            -------------  -----------       --------    --------

    Other Income (Expense)
     Other Income                                            1,680                        28,377
     Interest Expense                           (8,723)     (1,285)           (24,961)    (3,034)
                                            --------------  ---------        ---------   --------
        Total Other Income & Expense            (8,723)        395            (24,961)   (25,343)
                                            --------------  ----------       ---------   --------

        Net Gain (Loss)                    $     4,129    (112,831)            76,134   (331,208)
                                               ========    =======             ======   =======
       Gain (Loss) Per Share of Common Stock
           (6,286,816 Shares outstanding
           at 07/31/96 and 5,779,816
           outstanding at 07/31/95)              $0.00     ($0.02)              $0.01    ($0.06)
                                               ========    =======            ========  =======


Vitro Diagnostics, Inc.
 Statements of Cash Flows

                                               Nine Months           Twelve Months
                                               Ending 07/31/96       Ending 10/31/95
                                               (Unaudited)           (Audited)
                                               July 31,              October 31,
                                               1996                  1995
                                               ------------          ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                       $      76,134               (437,865)
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                  10,022                 20,572
      Write Down of Patents                            61                    728
       Expenses Incurred for Stock                                       102,424
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                        (1,544)                47,922
        Inventories                               (79,261)                 5,511
        Prepaid Expenses                          (20,106)                   592
        Deposits                                   (5,801)                (3,611)
      (Decrease) increase in-
        Accounts Payable                          (13,573)                75,512
        Payroll Taxes Payable                       5,005                  1,868
        Salaries and Wages Payable                    150
        Accrued Expenses                                                                      277
                                               ------------             ------------
     Net Cash Provided by Operating Activities    (28,913)              (186,070)
                                               ------------             ------------
    Cash Flows From Investing Activities
      Capital Expenditures                         (3,961)                (10,292)
      Note Receivable Officer                           0                   13,167
                                               ------------              ------------
    Net Cash Provided by Financing Activities      (3,961)                    2,875
                                               ------------              ------------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short Term
      Notes Payable                               (13,212)                   76,905
      Increase (Decrease) in Notes Payable, Bank                             30,000
      Deferred Offering Costs                                                38,798
      Proceeds from Issuance of Common Stock       50,000                    30,120
                                               ------------              ------------
      Net Cash from Investing Activities           36,788                   175,823
                                               ------------              ------------
      Net Increase (Decrease) in Cash               3,914                    (7,372)
      Cash Beginning                                9,078                    16,450
                                               ------------              ------------
      Cash Ending                           $      12,992                     9,078
                                               ============                 ========





                                                  Vitro Diagnostics, Inc.
                                            Notes to the Financial Statements
                                                  July 31, 1996 (Unaudited)

Basis of Presentation

The information for the nine months ended July 31, 1996 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                                      07-31-96
                                                      ------------
     Finished Goods                          $69,462
     Goods in Process                          77,633
     Raw Materials                              52,863
                                                       ----------
                                                     $199,958
                                              ==========


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

On May 14, 1996 an individual purchased 250,000 shares of Rule 144 Common Stock for a unit price of $.20 per share or a total price of $50,000.

       Note #3: LEASE OBLIGATION

The Company's lease at 8100 Southpark Way expires on December 31, 1996. Current lease payments are $4,116 per month. At the present time extended lease terms have not been negotiated.

The Company leases its office/warehouse space from a major shareholder of the Company.


       NOTE #4: Schedule of Short Term Notes Payable

                             Issue           Interest
                             Date            Rate                   Balance
  Unrelated Party         ----------       ------------           -----------
  Demand Notes:            01/10/90           20.00%               $11,392
                           06/12/90           14.453%               19,550
  Related Party             6/30/95           15.00%                23,215
  Corporate COO             6/29/95           20.00%                17,168
  Corporate CEO,
     Demand Note           10/31/95           21.00%                46,106

                                       Total                      $117,431




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's Operating Expenses for the first nine months ending July 31, 1996 were $285,276, the Cost of Sales was $156,628 and Interest Expense was $24,961. These expenses total $466,865 or $51,874 per month. Gross Income for this period was $542,999 or $60,333 per month. This equates to a $8,459 gain per month. On July 31, 1996 the Company had $12,992 in Cash and $61,320 in Accounts Receivable - Trade for a total of $74,312.


 Comparison of 3 Month Periods July 1996 to July 1995

The Company's net revenue increased from 1995. The net gain for this quarter 1996 of $4,129 is an increase of $116,960 from 1995. This gain in 1996 was due to increased product sales. Working capital at July 31, 1996 amounted to $120,151 which was a $53,906 increase from the $66,245 in working capital at July 31, 1995. An increase in inventories and accounts receivable were responsible for the change in working capital. These changes to working capital were a direct result of increased product sales.

The Company's revenues from product sales (purified antigens) for the three months ended July 31, 1996 were $180,802 or 172% more than the $66,368 in product sales for the three months ended July 31, 1995.

Total milligram quantities of all products sold for the three months ended July 31, 1996 equalled 604 as compared to 175 milligrams sold during the three months ended July 31, 1995.


Comparison of  Nine Month Periods July 1996 to July 1995

The net Gain for the first nine months in 1996 of $76,134 was an increase of $407,342 over the $331,208 loss in 1995.

The Company's revenues from product sales for the nine months ended July 31, 1996, were 542,999 or 99% more than the $273,406 in product sales for the nine months ended July 31, 1995.

Total milligram quantities of all products sold for the nine months ended July 31 1996 equalled 1,809 as compared to 1,054 milligrams sold during the nine months ended July 31, 1995.


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


                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 1997.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 16, 1997.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst