Form 10KSB
period 1996-10-31
VITRO DIAGNOSTICS INC
filed 1997-01-22
CIK 793171

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1996

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

     The issuer's revenues for its most recent fiscal year were $790,335.

     The aggregate market value of the voting stock held by non-affiliates (1,550,087) computed by taking the average of the bid and the ask ($0.10 as quoted on January 20, 1997) was $155,009.

     The number of shares outstanding of each of the issuer's classes of common equity as of January 20, 1997, was 6,286,816.

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

      Recombinant CEA - This is CEA that is produced by use of recombinant
      DNA techniques. The product is apparently identical to natural CEA, but its production is not subject to the limitations of raw material availability as is natural CEA.

      hCG - Human chorionic gonadotropin is produced by particular cells of the placenta. Elevated levels are used to determine pregnancy. It has biological action on the ovaries and can cause ovulation.

      Beta hCG - The beta subunit of hCG is one of two dissimilar protein chains that together compose hCG. It is similar to CEA in that it is a tumor marker. However, it is usually secreted by tumors arising from certain cells in the placenta. These types of cancer can occur following a miscarriage.

      Beta hLH- The beta subunit of luteinizing hormone is one of two dissimilar protein charins that together compose hLH. The beta subunit of LH contains the biochemical specificity of LH. The beta subunit of LH is used in antibody production to minimize contamination of antibodies to closely related hormones.

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

      The Company presently has 21 products on the market, which include various purity grades of 10 individual purified antigens. Sales of the Company's purified antigens have steadily increased since market introduction. Total product sales were $48,507, $191,851, $311,041, $553,748 and $376,746 for fiscal years 1991, 1992, 1993, 1994 and 1995
      respectively.   Product sales for fiscal year 1996 were $790,335.  The
      Company now sells to 150 clients including several domestic diagnostic kit manufacturers.

      The primary objective of the Company's present sales program is to increase product sales and to increase the number of key end-user accounts. These are usually large domestic companies that manufacture diagnostic products and control a substantial portion of the immunodiagnostic market. For example, this market is typically dominated by Abbott Labs and Chiron Diagnostics. An additional six to eight companies control the majority of the market. In certain cases, the Company has chosen to pursue these accounts through brokers. Others will be directly approached using the following procedure, although there may be some variation depending on the company and its staff. Initially, the proper contacts must be made and there are usually several contacts within each company. The contact people are mailed a packet of sales literature and follow-up is made by phone. If there is further interest, a visit is made by Company personnel to the customer's facility. Subsequently, an audit of the Company's facility may be necessary, since the customers are especially interested in adherence to manufacturing guidelines established by the FDA. Finally, the customer will request samples of material for evaluation. This product inspection usually takes at least six months. If all goes satisfactorily, sales will begin and other products may be evaluated.

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

      The Company currently has a list of active and prospective customers that includes approximately 366 individual companies in the United States and 207 abroad.

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

      At the present time, management is exploring various options to produce cell lines which are known to produce and secrete human CEA, FSH, LH and prolactin. Once a viable cell line is located, the Company will then engage in methods of development of the cell culture process and purification procedures. Management believes that the market is ready to accept cell line-derived products, but market resistance to a new cell line-derived product does exist. There is no assurance that the Company can produce any cell line-derived product that is marketable.

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

      The only other known major domestic competitor is Genzyme
      Diagnostics of Cambridge, Massachusetts. Genzyme is a large biotechnology company, with strong expertise in the manufacture of recombinant protein products. Genzyme has had recombinant TSH on the market for about five years. Genzyme acquired Integrated Genetics of Framingham, Massachusetts. Integrated Genetics holds several patents for recombinant proteins of clinical significance, including human LH, FSH and hCG. Management believes that Genzyme intends to pursue production of recombinant LH, FSH and prolactin. Together with recombinant TSH, the major pituitary hormones will be available in their recombinant form. Genzyme has severl oher major product lines, including a variety of enzymes, biotherapeutic drugs and a line of diagnostic kits for measurement of cytokines. Other competitors are known in Europe, including UCB Bioproducts located in Belgium. UCB produces high quality materials, with prices somewhat higher than products produced in the United States. Finally, there are a few researchers who occasionally produce small amounts of material;
      however, the Company does not consider these producers serious competition.

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

       MAJOR CUSTOMERS

      During the most recent fiscal year ended October 31, 1996, sales made to any one customer in an aggregate amount equal to 10% or more of the Company's consolidated revenues included Dade International (27%) and Bio Rad (12%).

      PATENTS AND TRADEMARK

         The Company presently does not hold any patents or trademarks, however, based on successful continuing research and development in future products, of which there is no assurance, it is anticipated that the Company will file patent and/or trademark applications in the future with respect to one or more of its products.

      EMPLOYEES

       The Company presently has nine full time. Full time employees include Roger D. Hurst, the Company's President, and James R. Musick, Ph. D., Secretary.

       FACILITIES

       The Company presently occupies 5700 square feet at 8100 Southpark
Way, Littleton, CO 80120. Such facilities house the Company's administrative headquarters, research and development laboratories and manufacturing facilities. The lease on the premises terminated on December 31, 1996. The Company has paid a substantial portion of its rent through the issuance of Common Shares to its landlord, a principal shareholder of the Company. There is no assurance such arrangement will continue. Management's future plans for expansion of the Company may include taking additional lease space at its current facility or relocating to a larger facility.

MISCELLANEOUS

       The Company's business is not subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

       Research and development expenditures amounted to $68,817 for the year ended October 31, 1994, $113,373 for the year ended October 31, 1995 and $65,077 for the year ended October 31, 1996. These research and development activities relate to the development of purified antigen products.

       The nature of Company's business does not subject it to compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, which would have a material effect upon the capital expenditures, earnings or competitive position of the Company.



       ITEM 2.  DESCRIPTION OF PROPERTY

       The Company's administrative headquarters, research and development laboratories and manufacturing facilities are in a 5,700 square foot, one-story brick building located at 8100 Southpark Way, Building B-1, Littleton, CO 80120. The facilities lease expired on December 31, 1996 Although these facilities are leased from Lloyd Fields, a principal shareholder, the monthly rates and maintenance fees are equivalent to rates that could be obtained from unaffiliated third parties. The Company has outgrown its present facility and is actively looking for a building to expand into.


       ITEM 3.  LEGAL PROCEEDINGS

       There are currently no legal matters or other regulatory procedures pending which involve the Company.


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

       During the fiscal year ended October 31, 1996, there were no matters submitted to a vote of security holders.



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


                                    Price Ranges (closing bid)

                                                     Bid

       Quarter Ended                        High                       Low

     January 31, 1995                      $.25                        $.18
     April 30, 1995	                       $.25                        $.12
     July 31, 1995                         $.30                        $.12
     October 31, 1995                      $.30                        $.12
     January 31, 1996                      $.25                        $.18
     April 30, 1996	                       $.25                        $.12
     July 31, 1996                         $.30                        $.06
     October 31, 1996                      $.14                        $.06

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

           (b) Holders



       As of October 31, 1996 the Company had approximately 2,000 shareholders of record, not including approximately 1,800 persons who hold their shares in "street name".

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


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for fiscal 1996 were $365,637, the Cost of Sales was $269,972 and Interest Expense was $26,900. These expenses total $662,509 or $55,209 per month. Gross Revenues for 1996 was $790,335 or $65,861 per month. This equates to a $10,652 gain per month. On October 31, 1996 the Company had $22,346 in Cash and
$106,210 in Accounts Receivable - Trade for a total of $128,556.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.


       Comparison of 12 Month Periods October 1996 to October 1995

       The Company's net revenue increased from 1995. The net gain for 1996 of $128,726 is an increase of $566,421 from 1995. This gain in 1996 was due to increased product sales. Working capital at October 31, 1996 amounted to $135,918 which was a $141,952 increase from the ($6,034) in working capital at October 31, 1995. An increase in Accounts Receivable and inventories were responsible for the change in working capital. These changes to working capital were a direct result of increased product sales.

       The Company's revenues from product sales (purified antigens) for the year ended October 31, 1996 were $790,335 or 110% more than the $376,746 in product sales for the year ended October 31, 1995. Total milligram quantities of all products sold in 1996 equaled 2,704 as compared to 1,432 milligrams in 1995. This equates to a 89% increase from 1995.

       There are general expenses for any company that remain fairly constant, no matter what the revenues, i.e. rent, utilities, administrative staff. Management believes that the current administrative staff is sufficient to handle revenues up to $2 million per year.

       In order for the Company to increase production capabilities on existing product lines, it added various pieces of equipment in 1996. Leasing was chosen as a cost effective way to finance this capital equipment expansion. The total value of the equipment leased totaled approximately $150,000.

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

                                   PART III

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS;
       Compliance with Section 1 of the Exchange Act

    a) Identification of Directors and Executive Officers. The name, position with Company and age of each director and the period during which each current director has served are as follows:

    Directors and Executive Officers

    The following table sets forth certain information regarding the officers and directors of the Company as of January 20, 1997.


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

Remuneration and Employment Agreements

       The Company's two executive officers were paid a total of $81,600 during fiscal year ending October 31, 1996 and $96,000 during the fiscal year 1995. Such payments are pursuant to resolution of the Board of Directors. The Company has not entered into employment contracts with either Mr. Hurst or Dr. Musick as of the date of this document.

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


 ITEM 10.  EXECUTIVE COMPENSATION

  (a) Cash Compensation.

  The following table shows all cash compensation paid by Company during the fiscal year ended October 31, 1996, to each of the five most highly compensated executive officers whose total cash compensation exceeded $60,000 (there were no such persons).

                                                         Other           Restricted
 Name and Principal                                      Annual          Stock
 Position	                  Year     Salary    Bonus     Compensation    Awards

 Roger Hurst                1996    $40,800       $0               $0           $0
   CEO, CFO                 1995    $48,000       $0               $0           $0
   President                1994    $48,000       $0               $0           $0

 Jim Musick, Ph.D.          1996    $40,800       $0               $0           $0
   Secretary, COO           1995    $48,000       $0               $0           $0
                            1994    $48,000       $0               $0           $0

  In May, 1992, the Board of Directors of the Company granted options to Mr. Hurst and Dr. Musick to acquire 400,000 Common
Shares at an exercise price of $.19 per share. In May, 1996, the Board of Directors of the Company granted options to Dr. Musick to acquire 200,000 Common Shares at an exercise price of $.16 per share.

  The Company pays health insurance premiums  for its full time
employees,  of which Mr.  Hurst and Dr. Musick  are included.   There is  no
deferred compensation payable any executive officer.

  As set forth in the following table, no options were exercised by any executive officer of the Company during the fiscal year ended October 31, 1996 or 1995. The value of unexercised options held by these persons is as follows:

                                            Number of                   Value of
                                            Unexercised  Options        Unexercised Options
                    Shares       Values     at October 31, 1996         at October 31, 1996
  NAME              Acquired     Realized   Exercisable  Unexercisable  Exercisable
Unexercisable

  Roger Hurst            0            0       400,000              0      $76,000       0
  Jim Musick             0            0       600,000              0     $108,000       0
  Erik VanHorn           0            0       300,000              0      $54,000       0

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


       ITEM  11.  SECURITY  OWNERSHIP OF  CERTAIN BENEFICIAL
OWNERS AND  MANAGEMENT

   (a) (b) Security Ownership of Certain Beneficial Owners.

        The following table sets forth information with respect to the ownership of the Company's Common Stock, $.001 par value, of all Officers and Directors, individually, all Officers and Directors as a group, and all beneficial owners of more than five percent (5%) of the Company's Common Stock. The following shareholders have sole voting and investment power with respect to shares, unless it is indicated otherwise. Based upon 6,286,816 outstanding shares as of October 31, 1996.

      Name and Address of Beneficial
                   Owner                Number of shares            %


       Roger D. Hurst (1) (2)                 611,729              9.7
       8100 Southpark Way
       Bldg. B, Suite 1
       Littleton, CO 80120

       James R. Musick (1) (2)                600,000              9.5
       8100 Southpark Way
       Bldg. B, Suite 1
       Littleton, CO  80120

       Lloyd Fields                         3,525,000             56.1
       425 Castle Place
       Beverly Hills, CA 90210

       Officers and Directors               1,211,729             19.3
       as a Group (2 persons)

   (1) Officer and Director

         Does not include 600,000 shares of common stock issuable upon exercise of an option by Messrs Hurst and Musick. Exercise price for 400,000 shares is $.19 which was the market price on May 19, 1992, the date of grant. Exercise price for 200,000 shares is $.16, which was the market price on May 7, 1996, the date of grant.

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

       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

            (a) Transactions With Management and Others.

      In March, 1991, January, 1992, May, 1992, August, 1993, May, 1994,
April, 1995, and May, 1996 the Company issued 266,500, 107,500, 113,500,
119,143, 49,096, 132,000 and 250,000 Common Shares, respectively, to Mr.
Lloyd Fields, a principal shareholder of the Company to pay rent and project operating costs of the Company for its office space during the period October 1, 1990 through December 31, 1996. Such Common Shares have been valued in the aggregate at $297,053. In April, 1992, October, 1992, March, 1993, August, 1993 and May, 1994, Mr. Fields purchased 1,000,000, 667,000, 33,000, 50,857, and 300,000 Common Shares of  the Company for aggregate consideration
$351,297 (See "Principal and Selling Shareholders" and Business - Facilities.")

       The Company maintained a lessor/lessee relationship with Mr. Lloyd Fields under a lease agreement which terminated December, 1996.
Management believes that the terms of this arrangement were fair, reasonable and no less favorable than could be obtained from unaffiliated third parties. (See "Business - Facilities.")

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

      On May 7, 1996, stock options were approved for issuance by the Board of Directors in favor of Dr. James Musick and Mr. Erik Van Horn.
Dr. Musick was granted the right to purchase 200,000 shares of the Company's Common Stock and Mr. Van Horn 100,000 shares of the Company's Common
Stock at an exercise price equal to the market value at May 7, 1996.

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

   (c) Indebtedness of Management.  None.


                               PART IV
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

       1. Financial Statements:
            Balance sheets, October 31, 1996 (Audited)
            Statements of Operations for the years ended October 31, 1996
                  (Audited), and 1995 (Audited)
            Statement of Stockholder's Equity for the years October 31, 1996
                  (Audited) and 1995 (Audited)
            Statements of Cash Flows for the years ended October 31, 1996
                  (Audited) and 1995 (Audited)
            Notes to Financial Statements for the years ended October 31, 1996
                  (Audited) and 1995 (Audited)

   (b) Reports on Form 8 - KA.

     On October 22, 1996 an 8 - KA was filed to report changes in Registrants Certifying Accountants.

                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

                                                         FORM 8-KA

[  X  ]        8-KA REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

Commission file Number 0-17378

                                            VITRO DIAGNOSTICS, INC.
                              (Name of Small business Issuer in its Charter)

                               Colorado                 84-1012042
             (State or Other Jurisdiction of          (IRS Employer #)
               Incorporation or Organization)

                          8100 Southpark Way, B-1
                          Littleton, CO 80120
             (Address of Principal Executive Offices)

Issuers telephone Number, Including Area Code:
    (303) 794-2000

Item 4.  Changes in Registrants Certifying Accountants

Effective October 9, 1996, L.K. Denton and Co., P.C. resigned as the
Registrants independent accountants.  Effective October 9, 1996, the
Registrant hired Larry O'Donnell, CPA, P.C., 2851 South Parker Road,
Suite 1040, Aurora, Colorado 80014, (303-745-4545) as their new accounting firm.

There were no adverse opinions, disclaimer of opinions, or modification of opinion as to uncertainty, audit scopes or accounting principles issued by such accountant for either of the two most recent years.

The change of accountants was approved by the Registrants board of directors.

During the two most recent fiscal years there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the two most recent fiscal years the auditors had not advised the Registrant that the internal controls necessary to develop reliable financial statements did not exist. Nor have the auditors advised the Registrant that information had come to their attention that led them to no longer be able to rely on managements representations, or that had made them unwilling to be associated with the financial statements.

No information came to the auditors attention that they would have concluded materially impacts the fairness or reliability of any previous financial statement.

The Registrant did not consult with the new auditor for any reason during the last two fiscal years.

                                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       VITRO DIAGNOSTICS, INC.

Dated:  October 22, 1996                                  (Signature)
                                                      By:
________________________________
                                                               Roger Hurst
                                                               President and
                                                               Chief
Financial Officer



                                                                 Exhibit 16

Letterhead from

L.K. Denton & Co.,  P.C.
Certified Public Accountants
7430 East Caley Avenue
Suite 330
Englewood
Colorado
80111

(303) 694-3556

October 22, 1996

Securities and Exchange Commission
450 - 5th  Street, N.W.
Washington, D.C. 20549

Dear Sirs:

We have been furnished with a copy of the response to Item 4 of Form 8-KA for the event that occurred on October 9, 1996, to be filed by our former client, Vitro Diagnostics, Inc. We agree with the statements made in response to that item insofar as they relate to our firm.

Very truly yours,

   (Signature)

L Karl Denton



                               FIANANCIAL STATEMENTS


                                         Larry O'Donnell, CPA, P.C.

     2851 South Parker Road                                 Telephone 745-4545
     Suite 1040
     Aurora, CO  80014

     Board of Directors
     Vitro Diagnostics, Inc.
     Littleton, Colorado

                          Independent Auditor's Report

     I have audited the accompanying balance sheet of Vitro Diagnostics, Inc. as of October 31, 1996 and the related statements of operations, stockholder's equity and cash flows for the years ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's. My responsibility is to express an opinion on these financial statements based on my audit

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing their accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 1996 and the results of its operations and its cash flows for the years ended October 31, 1996 and 1995 in conformity with generally accepted accounting principles.


/s/Larry O'Donnell

December 20, 1996


       VITRO DIAGNOSTICS, INC
       Balance Sheet October 31, 1996 (Audited)

       Assets

  Current Assets:

       Cash                                        $22,346
       Accounts Receivable-Trade,                  106,210
       Inventories                                 183,326
       Prepaid Expenses                             78,545
  Total Current Assets                             390,427


  Property, Plant and Equipment :

       Office Furniture and Equipment               17,688
       Laboratory and EDP Equipment                165,757
       Leasehold Improvements                       11,885
       Sub Total                                   195,330

       Less Accumulated Depreciation               162,714
       Total Property, Plant and Equipment          32,616


  Other Assets:
       Inventory  Non -Current                      51,471
       Deposits                                      7,598
Total Other Assets                                  59,069

  Total Assets                                    $482,112


       VITRO DIAGNOSTICS, INC
       Balance Sheet October 31, 1996 (Audited)

       Liabilities and Stockholders' Equity

  Current Liabilities:

       Accounts Payable - Trade                   $107,469
       Accounts Payable - Officer                    8,227
       Payroll Taxes Payable                         9,877
       Accrued Expenses                              2,447
       Short-Term Notes Payable                    106,345
       Notes Payable - Bank                         14,130
       Total Current Liabilities                   254,509

  Stockholders' Equity

       Common Stock; 500,000,000 Shares of
        $.001 Par Value Authorized;
        6,036,816 Issued and Outstanding           280,868
        Paid-in Capital in Excess
         of Par Value                            3,204,961
       Accumulated Deficit                      (3,258,226)

       Total Stockholders' Equity                  227,603

       Total Liabilities and
        Stockholders' Equity                      $482,112

    The accompanying notes are an integral part of these financial statements


       VITRO DIAGNOSTICS, INC
       Statement of Operations October 31, 1996 and 1995 (Audited)

                                                 1996               1995
  Revenue

       Product Sales                            790,335            376,746
       Gross Revenue                            790,335            376,746


  Cost of Sales

       Product                                  269,972            199,257
       Total Cost of Sales                      269,972            199,257

       Gross Profit                             520,363            177,489


  Operating Expenses

       Selling, General and Adm                 283,442            499,376
       Research and Development                  65,077            113,373
       Depreciation and Amortization             17,118             20,572
       Total Operating Expenses                 365,637            633,321

       Income (Loss) From Operations           154,726            (455,832)

  Other Income (Expense)

       Interest Income                                                 $414
       Interest Expense                           (26,900)           (8,447)
       Gain on Sale of Assets                                        26,000
       Miscellaneous Income                           900

       Total Other Income (Expenses)               26,000            17,967

       Net Income (Loss) For the Year           ($128,726)        ($437,865)

       Net Income (Loss) Per
        Share of Common Stock                       $0.02            ($0.07)

        Weighted Average Number
        of Shares Outstanding
        During the Year                         6,161,816         5,851,528



       VITRO DIAGNOSTICS, INC
       Statement of Stockholders' Equity
       For the Years Ended October 31, 1996 and 1995 (Audited)

                        Common Stock         Capital in
                    Number                   Excess      Accumulated
                    of Shares   Par Value    of Par      Deficit      Total


Balance 10/31/94    5,666,240   280,248     3,023,037   (2,949,087)  354,198

   01/95 for Cash       5,176         5         2,539                  2,544

  4/95 for Consulting
    Services          108,000       108        51,892                 52,000

  4/95 for Cash           400                     200                    200

  5/95 for Cash
    and Rent          132,000       132        52,668                 52,800

  10/95 for Cash      125,000       125        24,875                 25,000

  Net Loss for Year Ended
    10/31/ 95                                             (437,865) (437,865)

Balance 10/31/95   $6,036,816  $280,618    $3,155,211  $(3,386,952)   48,877

5/96 for Cash
  and rent            250,000       250        49,750                 50,000

Net income for the year ended 10/31/96                     128,726   128,726

Balance 10/31/96   $6,286,816  $280,868     $3,204,961 $(3,258,226) $227,603


   The accompanying notes are an integral part of these financial statements.





       VITRO DIAGNOSTICS, INC
       Statement of Cash Flows For the Years Ended October 31, 1996 (Audited) and 1995 (Audited)


                                           1996                    1995
Cash Flows from
   Operating Activities:
  Net Income (Loss)                      $128,726               $(437,865)
  Adjustments to Reconcile
   Net Income (Loss) to
   Net Cash Provided by
   Operating Activities:
     Depreciation and
      Amortization                         17,118                  20,572
      Write Down of
        Patents                                                       728
  Expenses Incurred for Stock              49,389                 102,424
  Changes in Assets and Liabilities:
     (Increase) Decrease in
      Accounts Receivable                 (46,43)                  47,922
      Increase (Decrease) in
      Accounts Payable                     1,656                   75,512
     (Increase) Decrease in
      Inventories                       (114,100)                   5,511
     (Increase) Decrease in
      Prepaid Expenses                   (18,400)                     592
     Increase (Decrease) in
      Accrued Expenses                     5,737                      277
     Increase (Decrease) in
      Payroll Taxes Payable                1,434                    1,868
     (Increase) Decrease in
      Deposits                               292                   (3,611)
    Net Cash Provided (Used) by        __________                ___________
  Operating Activities                    25,418                 (186,070)


                                           1996                     1995
 Cash Flows from
    Investing Activities:
  Capital Expenditures                   (2,443)                 (10,292)
  Receivable/Payable Officer               (150)                  13,167
                                          ______                   ______
    Net Cash Provided (Used)
     by Investing Activities              2,573                    2,875)
                                          ______                   ______


Cash Flows from
   Financing Activities:
      Increase (Decrease) in
        Notes Payable, Bank              (15,870)                   30,000
      Increase (Decrease) in Short
        Term Notes Payable                 5,702                    76,905
      Deferred Offering Costs                                       38,798
    Proceeds from Issue of
      Common Stock                           611                    30,120
                                          ______                    ______
    Net Cash Provided (Used) by
      Financing Activities                (9,557)                  175,823
                                         _______                    ______
    Net Increase (Decrease) in Cash       13,268                    (7,372)

    Cash at Beginning of Year              9,078                    16,450
                                          ______                    ______

    Cash at End of Year                  $22,346                    $9,078
                                       ===========               ===========

       Supplemental disclosures of cash flow information

                                            1996                     1995
         Cash paid during the year for:
            Interest                      $ 26,900                 $ 8,170


            Income taxes                  $     -                  $     -


       Supplemental disclosure of noncash financing activities

            Common stock issued for
              rent and services           $ 49,389                 $102,556

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

       The Company had two major customers in 1996. One accounted for 27% of sales and another accounted for 12% of sales.

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

       Inventories consist of:

                                            10-31-96
                                           ------------
     Finished Goods                          $58,333
     Goods in Process                        171,243
     Raw Materials                             5,221
                                             ----------
                                            $234,797
                                             ==========

Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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


       NOTE #2: Common Stock and Stock Transactions

       The net earnings (loss) per share is based upon the weighted average number of shares outstanding during the year. Common stock warrants are not included in the calculation of earnings (loss) per share

       On May 15, 1992, the Board of Directors of the Company issued stock options, which are to be exercised at the market value on May 15, 1992, to Roger Hurst, Jim Musick and Erik VanHorn. The options are for a period of 10 years. Mr. Hurst and Dr. Musick were each granted the right to acquire 400,000 "restricted" common shares of the Company. Mr.
VanHorn was granted the right to acquire 200,000 "restricted" common shares of the Company. No options have been exercised.

       On May 7, 1996, stock options were approved for issuance by the Board of Directors in favor of Dr. James Musick and Mr. Erik Van Horn.
Dr. Musick was granted the right to purchase 200,000 shares of the Company's Common Stock and Mr. Van Horn 100,000 shares of the Company's Common
Stock at an exercise price equal to the market value at May 7, 1996.



       Note #3: LEASE OBLIGATION

       The Company has extended its lease at 8100 Southpark Way until December 31, 1996. Monthly lease payments will continue to be $4,116.
At the present time extended lease terms have not been negotiated. Rent expense recorded under the lease is $49,561 and $50,424 for the years ended October 31, 1996 and 1995 respectively.

       The Company leases its office/warehouse space from a major shareholder of the Company. The lease payments were made by issuing stock for the rents due.


       NOTE #4: Schedule of Short Term Notes Payable

        The Company has notes payable to individuals which are unsecured and due on demand as follows:

                             Issue           Interest
                             Date            Rate                   Balance
                            ----------       ------------           -----------
 Unrelated Party
                              1/10/90            20.00%               $11,971
                              6/12/90           14.453%                20,265
                              6/30/95            15.00%                24,096
  Related Party:
  Corporate COO               6/29/95            15.00%                12,657
  Corporate COO                8/4/95            25.00%                 5,450
  Corporate CEO              10/31/95            21.00                 31,906

                                       Total                         $106,345

           Interest expense to related parties was $10,928 and $5,320 for the years ended October 31, 1996 and 1995, respectively.

           The Company has a note payable to a bank which allows for a maximum borrowing of $30,000 at 2% plus the banks prime rate (resulting in a rate of 10.25% at October 31, 1996). The note is secured by accounts receivable and is due February 1, 1997.

NOTE #5: Income Taxes

Income Taxes  - Deferred income taxes arise from the temporary
differences between financial   statement and income tax recognition of net
operating losses. A deferred tax asset arising from the net operating loss carryover of approximately $550,000 has been offset by a valuation allowance.

During the year ended October 31, 1996, the Company utilized a portion of its net operating loss carryover recognizing a benefit of approximately $50,000 which reduced the entire amount of its income tax expense.

  At October 31, 1996, the Company has unused Federal net operating loss carry forwards which expire as follows:

       Carry Over     Expires      Original    Amount     Loss
       From F/Y       In F/Y       Loss        Utilized   Carryover
       -----------    ----------   ----------  ---------- ------------
          1988           2003       $333,034    $140,504     $192,530
          1989           2004        783,474                  783,474
          1990           2005        480,296                  480,296
          1991           2006         21,321                   21,321
          1995           2010        386,846                  386,846
                                                              -------
                                                           $1,864,467



                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 20, 1997.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 20, 1997.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst

       Directors:

       /s/ Roger Hurst
            Roger Hurst

       /s/ James Musick
            James Musick

       /s/ Erik VanHorn
           Erik VanHorn