Form 10KSB/A
period 1996-10-31
VITRO DIAGNOSTICS INC
filed 1997-02-14
CIK 793171

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


       VITRO DIAGNOSTICS, INC
       Balance Sheet October 31, 1996 (Audited)

       Liabilities and Stockholders' Equity

  Current Liabilities:

       Accounts Payable - Trade                   $107,469
       Accounts Payable - Officer                    8,227
       Accrued Salaries and Wages                    6,014
       Payroll Taxes Payable                         9,877
       Accrued Expenses                              2,447
       Short-Term Notes Payable                    106,345
       Notes Payable - Bank                         14,130
       Total Current Liabilities                   254,509

  Stockholders' Equity

       Common Stock; 500,000,000 Shares of
        $.001 Par Value Authorized;
        6,036,816 Issued and Outstanding           280,868
        Paid-in Capital in Excess
         of Par Value                            3,204,961
       Accumulated Deficit                      (3,258,226)

       Total Stockholders' Equity                  227,603

       Total Liabilities and
        Stockholders' Equity                      $482,112

    The accompanying notes are an integral part of these financial statements


       VITRO DIAGNOSTICS, INC
       Statement of Operations October 31, 1996 and 1995 (Audited)

                                                 1996               1995
  Revenue

       Product Sales                            790,335            376,746
       Gross Revenue                            790,335            376,746


  Cost of Sales

       Product                                  269,972            199,257
       Total Cost of Sales                      269,972            199,257

       Gross Profit                             520,363            177,489


  Operating Expenses

       Selling, General and Adm                 283,442            499,376
       Research and Development                  65,077            113,373
       Depreciation and Amortization             17,118             20,572
       Total Operating Expenses                 365,637            633,321

       Income (Loss) From Operations           154,726            (455,832)

  Other Income (Expense)

       Interest Income                                                 $414
       Interest Expense                           (26,900)           (8,447)
       Gain on Sale of Assets                                        26,000
       Miscellaneous Income                           900

       Total Other Income (Expenses)              (26,000)           17,967

       Net Income (Loss) For the Year            $128,726         ($437,865)

       Net Income (Loss) Per
        Share of Common Stock                       $0.02            ($0.07)

        Weighted Average Number
        of Shares Outstanding
        During the Year                         6,161,816         5,851,528



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