Form 10QSB
period 1996-10-31
VITRO DIAGNOSTICS INC
filed 1997-03-04
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1997

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

 The number of shares outstanding of each of the issuer's classes of common equity as of February 27, 1997, was 6,286,816.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)
                                                      January 31    October 31
                                                         1997              1996
    Current Assets
     Cash Equivalents                            $       20,530 $      22,341
     Accounts Receivable                                 66,521       106,210
     Inventories                                        225,896       183,326
     Prepaid Expense                                     78,840        78,545
                                          ------------  ------
       Total Current Assets                           391,787       390,422
                                          ------------  ------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              11,885        11,885
     Office Equipment & Furniture                        17,688        17,688
     Lab & EDP Hardware & SW                            175,249       165,757
                                          ------------  ------
         Total Cost                                     204,822       195,330
     Less Depreciation                                 (166,557)     (162,713)
                                          ------------  ------
         Net Property & Equipment                        38,265        32,617
                                          ------------  ------
    Other  Assets
     Deposits                                             7,598         7,598
     Inventory - Non Current                             51,471        51,471
                                          ------------  ------
    Total Other Assets                                   59,069        59,069
                                          ------------  ------
    Total Assets                                      $ 489,121    $  482,108
                                                        =======       =======



                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                     (Unaudited)    (Audited)
                                                      January 31    October 31
                                                         1997          1996
    Current Liabilities
     Accounts Payable                             $     129,263  $    121,599
     Salaries & Wages Payable                                 0         5,864
     Payroll Taxes Payable                                6,223         9,877
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                        119,505       114,722
                                          ------------    -----
        Total Current Liabilities                       257,438       254,509
                                          ------------    -----



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,286,816 shares outstanding
        at 01/31/97 and 5,666,240
        outstanding at 01/31/96                         280,868       280,868
     Paid in Capital in Excess of Par                 3,204,961     3,204,961
     Accumulated Deficit                             (3,254,146)   (3,258,230)
                                          ------------   ------
        Total Shareholders' Equity                      231,683       227,599
                                          ------------   ------
    Total Liabilities and
      Shareholders' Equity                       $      489,121       482,108
                                                        =======       =======



                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                               Three Months Ended
                                                    January 31,
                                              1997                 1996
                                           ------------          --------
    Revenue
     Product Sales                            184,075             176,244
                                           ------------          --------
        Gross Revenue                         184,075             176,244

    Cost of Sales
        Product                                57,682              43,654
                                           ------------          --------
        Total Cost of Sales                    57,682              43,654
                                           ------------          --------
        Gross Profit                          126,393            132,590
                                           ------------          --------

    Operating Expenses
    Selling, General & Admin                   97,764             57,553
     Research and Development                  16,997             13,405
                                           ------------         --------
        Total Expenses                        114,761             70,958
                                           ------------         --------
        Gain (Loss) from Operations            11,632             61,632
                                           ------------         --------

    Other Income (Expense)
     Other Income                               1,200                  -
     Interest Expense                          (8,752)            (7,336)
                                           ------------         --------
        Total Other Income & Expense           (7,552)            (7,336)
                                           ------------         --------

        Net Gain (Loss)                      $  4,080             54,296
                                              ========            ======
       Gain (Loss) Per Share of Common Stock
           (6,286,816 Shares outstanding
           at 01/31/97 and 5,666,240
           outstanding at 01/31/96)             $0.00              $0.01
                                              ========            =======



                          Vitro Diagnostics, Inc.
                         Statements of Cash Flows
           Three Months Ending 01/31/97    Twelve Months Ending 10/31/96

                                                                (Unaudited)        (Audited)
                                                                January 31,         October 31,
                                                                    1997               1996
                                                                 --------    ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                                          $     4,080            128,726
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                                    3,844             17,118
      Expenses Incurred for Stock                                                      49,389
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                                         39,689            (46,434)
        Inventories                                                (42,570)          (114,100)
        Prepaid Expenses                                              (295)           (18,400)
        Deposits                                                         0                292
      (Decrease) increase in-
        Accounts Payable                                             7,664              1,656
        Salaries & Wages Payable                                    (5,864)
        Payroll Taxes Payable                                       (3,654)             1,434
        Accrued Expenses                                                 0              5,737
                                                           ----------  ----------
     Net Cash Provided by Operating Activities                       2,894             25,418
                                                           ----------  ----------
    Cash Flows From Investing Activities
      Capital Expenditures                                          (9,492)            (2,443)
      Note Receivable Officer                                            0               (150)
                                                           ----------  ----------
    Net Cash Provided by Financing Activities                       (9,492)            (2,593)
                                                           ----------  ----------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short Term Notes Payable                4,782              5,702
      Increase (Decrease) in Notes Payable, Bank                                      (15,870)
      Proceeds from Issuance of Common Stock                                              611
                                                            ----------  ----------
      Net Cash from Investing Activities                             4,782             (9,557)
                                                            ----------  ----------
      Net Increase (Decrease) in Cash                               (1,815)            13,268
      Cash Beginning                                                22,346              9,078
                                                            ----------  ----------
      Cash Ending                                        $          20,530             22,346
                                                              ============            ========






Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                         January  31, 1997 (Unaudited)

Basis of Presentation

The information for the three months ended January 31, 1997 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                            01-31-97
                                      ------------
     Finished Goods                          $67,947
     Goods in Process                        152,728
     Raw Materials                             5,221
                                        ----------
                                            $225,896
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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


  At October 31, 1996, the Company has unused Federal net operating loss carry forwards which expire as follows:

       Carry Over     Expires      Original    Amount     Loss
       From F/Y       In F/Y       Loss        Utilized   Carryover
       ------    -----   -----   -----  -------
          1988           2003       $333,034    $140,504      $192,530
          1989           2004        783,474                   783,474
          1990           2005        480,296                   480,296
          1991           2006         21,321                    21,321
          1995           2010        386,846                   386,846
                                                           -------
                                                            $1,993,421




       NOTE #3:  Common Stock and Stock Transactions

The net loss per share is based upon the weighted average number of shares outstanding during the year. Common stock warrants are not included in the calculation of loss per share.



       Note #4: LEASE OBLIGATION

The Company's lease at 8100 Southpark Way expired on December 31, 1996. Lease payments were $4,202 per month. At the present time extended lease terms have not been negotiated.

The Company leases its office/warehouse space from a major shareholder of the Company. The lease payments were made by issuing stock for the rents due.

       NOTE #4: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party            -------        ------     -------
  Demand Notes:                 01/10/90             20.000%        $12,579
                                06/12/90             14.453%         21,006
  Related Party                 06/30/95             15.00%          25,012
  Corporate COO                 06/29/95             15.00%          12,922
  Corporate COO                 08/04/95             25.00%           5,679
  Corporate CEO,
    Demand Note                 10/31/95             21.00%          42,307

                                                    Total          $119,505




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the first quarter 1997 were $114,761, the Cost of Sales was $57,682 and Other Income/Expense netted $7,552. These expenses total $179,995 or $59,998 per month. Gross Revenues for the first quarter were $184,075 or $61,358 per month. This equates to a $1,360 gain per month. On January 31, 1997 the Company had $20,530 in Cash and $66,521 in Accounts Receivable - Trade for a total of $87,051.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.

       Comparison of 3 Month Periods January 1997 to January 1996

       The Company's net revenue decreased from 1996. The net gain for the first quarter 1997 of $4,080 is a decrease of $50,216 from 1996. The revenue decrease in 1997 was due to increased expenses. Costs associated with auditing and filing the 1995 and 1996 10KSB and additional lease
payments were the main causes for the decrease.   Working capital at
January 31, 1997 amounted to $134,349 which was a $82,713 increase from the $51,636 in working capital at January 31, 1996. An increase in Inventories and a decrease in Short-Term Notes Payable were responsible for the change in working capital.

       The Company's revenues from product sales (purified antigens) for the quarter ended January 31, 1997 were $184,075 or 4% more than the $176,244 in product sales for the quarter ended January 31, 1996.

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



                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1997.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 26, 1997.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst