Form 10QSB
period 1997-04-30
VITRO DIAGNOSTICS INC
filed 1997-06-09
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1997

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

 The number of shares outstanding of each of the issuer's classes of common equity as of May 15, 1997, were 6,286,816.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)
                                                      April 30,     October 31
                                                         1997              1996
    Current Assets
     Cash Equivalents                            $        9,060 $      22,346
     Accounts Receivable                                 96,205       106,210
     Inventories                                        242,358       183,326
     Prepaid Expense                                     85,529        78,545
                                                    -----------   -----------
       Total Current Assets                             433,151       390,427
                                                    -----------   -----------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              11,885        11,885
     Office Equipment & Furniture                        17,688        17,688
     Lab & EDP Hardware & SW                            175,249       165,757
                                                    -----------   -----------
         Total Cost                                     204,822       195,330
     Less Depreciation                                 (170,182)     (162,714)
                                                   ------------   -----------
         Net Property & Equipment                        34,640        32,616
                                                   ------------   -----------
    Other  Assets
     Deposits                                             7,598         7,598
     Inventory - Non Current                             51,471        51,471
                                                   ------------        ------
    Total Other Assets                                   59,069        59,069
                                                   ------------        ------
    Total Assets                                  $     526,860    $  482,112
                                                   ============     =========

                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                     (Unaudited)    (Audited)
                                                       April 30,    October 31
                                                         1997          1996
    Current Liabilities
     Accounts Payable                             $     149,482  $    115,696
     Salaries & Wages Payable                                 0         6,014
     Payroll Taxes Payable                                1,532         9,877
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                         137,157       120,475
                                                   ------------    ----------
        Total Current Liabilities                       290,618       254,509
                                                   ------------    ----------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,286,816 shares outstanding
        at 04/30/97 and 6,036,816
        outstanding at 04/30/96                         280,868       280,868
     Paid in Capital in Excess of Par                 3,204,961     3,204,961
     Accumulated Deficit                             (3,249,587)   (3,258,226)
                                                     ----------    ----------
        Total Shareholders' Equity                      236,242       227,603
                                                     ----------    ----------
    Total Liabilities and
      Shareholders' Equity                       $      526,860       482,112
                                                     ==========    ==========

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                               Three Months Ended     Six Months Ended
                                               April 30,              April 30,
                                                 1997        1996       1997        1996
                                               --------    --------   --------    --------
    Revenue
     Product Sales                             223,004     185,953    407,079     362,197
                                              --------    --------   --------    --------
        Gross Revenue                          223,004     185,953    407,079     362,197

    Cost of Sales
     Product                                    62,027      58,629    119,709     102,283
                                              --------    --------   --------    --------
        Total Cost of Sales                     62,027      58,629    119,709     102,283
                                              --------    --------   --------    --------
        Gross Profit                           160,977     127,324    287,370     259,914


    Operating Expenses
     Selling, General & Administrative         116,216      87,797    213,980     145,350
     Research and Development                   34,480      12,913     15,477      26,318
                                              --------    --------   --------    --------
        Total Expenses                         150,696     100,710    265,457     171,668
                                              --------    --------   --------    --------
        Gain (Loss) from Operations             10,281      26,614     21,913      88,246
                                              --------    --------   --------    --------
Other Income (Expense)
     Other Income                                1,220           -      2,420           -
     Interest Expense                           (6,942)     (8,903)   (15,694)    (16,239)
                                              --------    --------   --------    --------
        Total Other Income and Expense          (5,722)     (8,903)   (13,274)    (16,239)
                                              --------    --------   --------    --------
        Net Gain (Loss)                      $   4,559      17,711      8,639      72,007
                                              ========    ========   ========    ========
       Gain (Loss) Per Share of Common Stock
           (6,286,816 Shares outstanding
           at 04/30/97 and 6,036,816
           outstanding at 04/30/96)          $    0.00   $    0.01  $    0.00   $    0.01
                                              ========    ========   ========    ========

                          Vitro Diagnostics, Inc.
                         Statements of Cash Flows
           Three Months Ending 04/30/97    Twelve Months Ending 10/31/96

                                                             (Unaudited)        (Audited)
                                                              April 30,         October 31,
                                                                 1997               1996
                                                              -----------    ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                                          $   8,639          128,726
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                                  7,467           17,118
      Expenses Incurred for Stock                                      -           49,389
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                                       10,005          (46,434)
        Inventories                                              (59,032)        (114,100)
        Prepaid Expenses                                          (6,983)         (18,400)
        Deposits                                                       -              292
      (Decrease) increase in-
        Accounts Payable                                          33,786            1,656
        Salaries & Wages Payable                                  (6,014)               -
        Payroll Taxes Payable                                     (8,345)           1,434
        Accrued Expenses                                               -            5,737
                                                               ----------       ----------
     Net Cash Provided by Operating Activities                   (20,477)          25,418
                                                               ----------       ----------
    Cash Flows From Investing Activities
        Capital Expenditures                                      (9,492)          (2,443)
      Note Receivable Officer                                          -             (150)
                                                              ----------        ----------
    Net Cash Provided by Financing Activities                     (9,492)          (2,593)
                                                              ----------        ----------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short Term Notes Payable             16,682            5,702
      Increase (Decrease) in Notes Payable, Bank                       -          (15,870)
      Proceeds from Issuance of Common Stock                           -              611
                                                               ----------      ----------
      Net Cash from Investing Activities                          16,682           (9,557)
                                                               ----------      ----------
      Net Increase (Decrease) in Cash                            (13,287)          13,268
      Cash Beginning                                              22,346            9,078
                                                               ----------      ----------
      Cash Ending                                        $         9,059           22,346
                                                              ============       ========

                             Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          April 30, 1997 (Unaudited)

Basis of Presentation

The information for the six months ended April 30, 1997 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                            04-30-97
                                          ------------
     Finished Goods                         $121,314
     Goods in Process                        121,044
     Raw Materials                                 -
                                           ----------
                                            $242,358
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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


At October 31, 1996, the Company has unused Federal net operating loss carry forwards which expire as follows:

       Carry Over     Expires      Original     Amount       Loss
       From F/Y       In F/Y       Loss         Utilized     Carryover
       ----------     -------      --------     --------     ---------
          1988           2003       $333,034    $140,504      $192,530
          1989           2004        783,474                   783,474
          1990           2005        480,296                   480,296
          1991           2006         21,321                    21,321
          1995           2010        386,846                   386,846
                                                             ---------
                                                            $1,993,421


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

       NOTE #5: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party               --------           ---------        -------
  Demand Notes:                 01/10/90             20.000%        $13,219
                                06/12/90             14.453%         21,774
  Related Party                 06/30/95             15.00%          25,961
  Corporate COO                 06/29/95             15.00%          13,413
  Corporate COO                 08/04/95             25.00%           6,042
  Corporate COO                 03/17/97              5.00%          13,911
  Corporate CEO,
    Demand Note                 10/31/95             21.00%          42,937
                                                                    -------
                                                    Total          $137,157
                                                                    =======



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the second quarter 1997 were $150,696, the Cost of Sales was $62,027 and Other Income/Expense netted $5,722. These expenses total $218,445 or $72,815 per month. Gross Revenues for the second quarter were $223,004 or $74,335 per month. This equates to a $1,520 gain per month. On April 30, 1997 the Company had $9,059 in Cash and $96,205 in Accounts Receivable - Trade for a total of $105,264.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.

       Comparison of 3 Month Periods April 1997 to April 1996

       The Company's net revenue decreased from 1996. The net gain for the second quarter 1997 of $4,560 is a decrease of $13,151 from 1996. The revenue decrease in 1997 was due to increased expenses. Costs associated with research & development and general lab expenses
were the main causes for the decrease.   Working capital at
April 30, 1997 amounted to $142,532 which was a $6,619 increase from the $135,913 in working capital at April 30, 1996. An increase in Inventories was responsible for the change in working capital.

       The Company's revenues from product sales (purified antigens) for the quarter ended April 30, 1997 were $223,004 or 20% more than the $185,953 in product sales for the quarter ended April 30, 1996.

       Total milligram quantities of all products sold for the three months ended April 30, 1997 equaled 586 as compared to 638 milligrams sold during the three months ended April 30, 1996.

       Comparison of Six Month Periods April 30, 1997 to April 30, 1996

       The net gain for the first six months of 1997 of $8,639 was a decrease Of $63,369 over the $72,008 gain in 1996.

       The Company's revenues from product sales for the six months ended April 30, 1997, were $408,080 or 13% more than the $362,197 in product sales for the sox months ended April 30, 1996.

       Total milligram quantities of all products sold for the six months ended April 30, 1997 equaled 1,086 as compared to 1,179 milligrams sold during the six months ended April 30, 1996.

                                  SIGNATURES
Pursuant to the requirements of Section 13 r 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 1997.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on May 21, 1997.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst