Form 10QSB
period 1997-07-31
VITRO DIAGNOSTICS INC
filed 1997-08-28
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1997

                                         OR

( )  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-17378


                                 VITRO DIAGNOSTICS, INC.

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

 The number of shares outstanding of each of the issuer's classes of common equity as of August 15, 1997, were 6,411,816.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)

                                                      July  31,     October 31
                                                         1997              1996
    Current Assets
     Cash Equivalents                            $       (4,603)$      22,346
     Accounts Receivable                                 67,584       106,210
     Inventories                                        243,548       183,326
     Prepaid Expense                                     99,772        78,545
                                                    -----------   -----------
       Total Current Assets                             406,301       390,427
                                                    -----------   -----------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              12,414        11,885
     Office Equipment & Furniture                        17,688        17,688
     Lab & EDP Hardware & SW                            175,249       165,757
                                                    -----------   -----------
         Total Cost                                     205,350       195,330
     Less Depreciation                                 (174,001)     (162,714)
                                                   ------------   -----------
         Net Property & Equipment                        31,350        32,616
                                                   ------------   -----------
    Other  Assets
     Deposits                                             7,598         7,598
     Inventory - Non Current                             51,471        51,471
                                                   ------------        ------
    Total Other Assets                                   59,069        59,069
                                                   ------------        ------
    Total Assets                                  $     496,720    $  482,112
                                                   ============     =========

                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                     (Unaudited)    (Audited)
                                                       July  31,    October 31
                                                         1997          1996
    Current Liabilities
     Accounts Payable                             $     143,176  $    115,696

     Salaries & Wages Payable                               150         6,014
     Payroll Taxes Payable                               10,440         9,877
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                         154,821       120,475
                                                   ------------    ----------
        Total Current Liabilities                       311,034       254,509
                                                   ------------    ----------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,411,816 shares outstanding
        at 07/31/97 and 6,286,816
        outstanding at 07/31/96                         280,993       280,868
     Paid in Capital in Excess of Par                 3,254,836     3,204,961
     Accumulated Deficit                             (3,350,143)   (3,258,226)
                                                     ----------    ----------
        Total Shareholders' Equity                      185,686       227,603
                                                     ----------    ----------
    Total Liabilities and
      Shareholders' Equity                       $      496,720       482,112
                                                     ==========    ==========

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                               Three Months Ended     Nine Months Ended
                                               July  31,              July  31,
                                                 1997        1996       1997        1996
                                               --------    --------   --------    --------
    Revenue
     Product Sales                             115,673     180,802    522,752     542,999
                                              --------    --------   --------    --------
        Gross Revenue                          115,673     180,802    522,752     542,999

    Cost of Sales
     Product                                    83,266      54,344    202,974     156,628
                                              --------    --------   --------    --------
        Total Cost of Sales                     83,266      54,344    202,974     156,628

                                              --------    --------   --------    --------
        Gross Profit                            32,407     126,458    319,778     386,371


    Operating Expenses
     Selling, General & Administrative         113,218      107,482   327,200     252,835
     Research and Development                   11,887       6,124     63,364      32,441
                                              --------    --------   --------    --------
        Total Expenses                         125,105     113,606    390,564     285,276
                                              --------    --------   --------    --------
        Gain (Loss) from Operations            (92,698)     12,852    (70,786)    101,095
                                              --------    --------   --------    --------
Other Income (Expense)
     Other Income                                  800           -      3,220           -
     Interest Expense                           (8,658)     (8,723)   (24,351)    (24,961)
                                              --------    --------   --------    --------
        Total Other Income and Expense          (7,858)     (8,723)   (21,131)    (24,961)
                                              --------    --------   --------    --------
        Net Gain (Loss)                      $(100,556)      4,129    (91,917)      76,134
                                              ========    ========   ========    ========
       Gain (Loss) Per Share of Common Stock
           (6,411,816 Shares outstanding
           at 07/31/97 and 6,286,816
           outstanding at 07/31/96)          $   (0.02)  $    0.00  $   (0.01)  $    0.01
                                              ========    ========   ========    ========

                          Vitro Diagnostics, Inc.
                         Statements of Cash Flows
           Nine Months Ending 07/31/97    Twelve Months Ending 10/31/96

                                                             (Unaudited)        (Audited)
                                                              July  31,         October 31,
                                                                 1997               1996
                                                              -----------    ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                                          $(91,917)         128,726
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                                11,287           17,118
      Expenses Incurred for Stock                                     -           49,389
    Changes in Assets & Liabilities:

      Decrease (increase) in-
        Accounts Receivable                                      38,626          (46,434)
        Inventories                                             (60,222)        (114,100)
        Prepaid Expenses                                        (21,227)         (18,400)
        Deposits                                                      -              292
      (Decrease) increase in-
        Accounts Payable                                         27,480            1,656
        Salaries & Wages Payable                                 (5,864)               -
        Payroll Taxes Payable                                       563            1,434
        Accrued Expenses                                              -            5,737
                                                               ----------       ----------
     Net Cash Provided by Operating Activities                 (101,274)          25,418
                                                               ----------       ----------
    Cash Flows From Investing Activities
        Capital Expenditures                                    (10,020)          (2,443)
      Note Receivable Officer                                          -            (150)
                                                              ----------        ----------
    Net Cash Provided by Financing Activities                   (10,020)          (2,593)
                                                              ----------        ----------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short Term Notes Payable            34,347            5,702
      Increase (Decrease) in Notes Payable, Bank                      -          (15,870)
      Proceeds from Issuance of Common Stock                     50,000              611
                                                               ----------      ----------
      Net Cash from Investing Activities                         84,347           (9,557)
                                                               ----------      ----------
      Net Increase (Decrease) in Cash                           (26,949)          13,268
      Cash Beginning                                             22,346            9,078
                                                               ----------      ----------
      Cash Ending                                        $       (4,603)          22,346
                                                            ============        ========

                             Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          July  31, 1997 (Unaudited)

Basis of Presentation

The information for the nine months ended July 31, 1997 has not been examined by independent accountants, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.


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

       Inventories consist of:
                                            07-31-97
                                          ------------
     Finished Goods                         $146,548
     Goods in Process                         97,000
     Raw Materials                                 -
                                           ----------
                                            $243,548
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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

       Note #4: LEASE OBLIGATION

The Company's lease at 8100 Southpark Way expires on December 31, 1998. Lease payments are $4,800 per month.

The Company leases its office/warehouse space from a major shareholder of the Company. Lease payments through December, 1997 were made by issuing stock for the rents due.

       NOTE #5: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party               --------           ---------        -------
  Demand Notes:                 01/10/90             20.000%        $13,891
                                06/12/90             14.453%         22,570
  Related Party                 06/30/95             15.00%          26,947
  Corporate COO                 06/29/95             15.00%          14,096
  Corporate COO                 08/04/95             25.00%          19,495
  Corporate CEO                10/31/95             21.00%          57,822
                                                                    -------
                                                    Total          $154,821
                                                                    =======



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the third quarter 1997 were $125,106, the Cost of Sales was $83,266 and Other Income/Expense netted $7,858. These expenses total $216,230 or $72,077 per month. Gross Revenues for the third quarter were $115,673 or $38,558 per month. This equates to a $33,519 loss per month. On July 31, 1997 the Company had ($4,603) in Cash and $67,584 in Accounts Receivable - Trade for a total of $62,981.

       Capital is required for new product development. This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.

       Comparison of Three Month Periods July 31, 1997 to July 31, 1996

       The Company's net revenue decreased from 1996. The net loss for the third quarter 1997 of $100,556 is a decrease of $104,685 from 1996. The revenue decrease in 1997 was due to decreased sales. Working capital at July 31, 1997 amounted to $95,267 which was a $24,884 decrease from the $120,151 in working capital at July 31, 1996. An increase in Accounts Payable and Notes Payable were responsible for the change in working capital.

       The Company's revenues from product sales (purified antigens) for the quarter ended July 31, 1997 were $115,673 or 36% less than the $180,802 in product sales for the quarter ended July 31, 1996.

       Total milligram quantities of all products sold for the three months ended July 31, 1997 equaled 299 as compared to 604 milligrams sold during the three months ended July 31, 1996.

       Comparison of Nine Month Periods July 31, 1997 to July 31, 1996

       The loss for the first nine months of 1997 of $91,917 was a decrease of $168,051 over the $76,134 gain in 1996.

       The Company's revenues from product sales for the nine months ended July 31, 1997, were $522,752 or 4% less than the $542,999 in product sales for the nine months ended July 31, 1996.

       Total milligram quantities of all products sold for the nine months ended July 31, 1997 equaled 1,365 as compared to 1,809 milligrams sold during the nine months ended July 31, 1996.

                                  SIGNATURES
Pursuant to the requirements of Section 13 r 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 1997.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,

                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 26, 1997.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst