Form 10KSB
period 1997-10-31
VITRO DIAGNOSTICS INC
filed 1998-11-02
CIK 793171

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1997

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

     The issuer's revenues for its most recent fiscal year were $650,846.

     The aggregate market value of the voting stock held by non-affiliates (1,550,087) computed by taking the average of the bid and the ask ($0.235 as quoted on October 6, 1998) was $364,270.

     The number of shares outstanding of each of the issuer's classes of common equity as of October 6, 1998, was 6,413,702.

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

      Description of Company's Products and Services

      PURIFIED ANTIGENS

      In connection with management's objectives to transform the Company into a diversified biotechnology company, purified human antigens were selected as the initial business to be pursued by the Company. Manufacture of these products required that the Company develop expertise in purification of clinically significant proteins, which expertise was available to the Company through its scientific staff and recent technological advances. The Company is presently only one of a few manufacturers in the world that specialize in the purification of human pituitary hormones.

      The Company chose pituitary hormones and tumor marker as its initial products for development. The pituitary hormones include Growth
      Hormone, Prolactin, LH, LH beta, LH alpha,  FSH, FSH beta, FSH alpha,
      TSH, TSH alpha, and TSHbeta. The tumor marker antigens include CEA, rCEA, AFP, PSA, CA 19-9, CA 125, hCG, beta hCG and alpha hCG. These hormones and tumor markers are sold to diagnostic kit manufacturers, immunochemical distributors, brokers and to university researchers. Company personnel have over twenty years experience in the extraction and purification of these antigens.

      Human tissues are used as the raw materials for the purified antigens. Pituitary hormones are obtained from human pituitary glands, human chorionic gonadotropin originates from urine collected during pregnancy and CEA is derived from human liver tissue containing adenomas secondary to primary colon cancer. The Company has an adequate supply of most raw
      materials.   Liver tissue is presently in short supply, therefore most of the CEA sales are derived from the Company's recombinant CEA inventory. Pregnancy urine is readily available commercially. Human pituitary glands are more difficult to obtain, but several sources are available to the Company. The tissues are extracted with specialized chemicals and the extracts are subject to purification by modern liquid chromatography. Sequential purification steps are usually required to produce highly purified materials. The Company presently protects its purification technology as proprietary and trade secret information.

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

      The Company presently has 36 products on the market, which include various purity grades of 11 individual purified antigens.
      Total product sales were   $311,041, $553,748, $376,746,  $790,335 and
      $650,846 for fiscal years  1993, 1994, 1995, 1996 and 1997
      respectively.   Product sales for fiscal year 1997 were $650,846.  The
      Company now sells to 150 clients including several domestic diagnostic kit manufacturers.

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

      At the present time, management is exploring various options to produce cell lines which are known to produce and secrete human CEA, FSH, LH, TSH, growth hormone and prolactin. Once a viable cell line is located, the Company will then engage in methods of development of the cell culture process and purification procedures. Management believes that the market is ready to accept cell line-derived products, but market resistance to a new cell line-derived product does exist. There is no assurance that the Company can produce any cell line-derived product that is marketable.

      New Product Development

      Therapeutic Products - The Company is presently focused on protein purification technology which is used to produce antigens from extracts of human tissues. The technological expansion of the Company includes plans to add facilities and expertise in the areas of cell culture and recombinant DNA. Cell culture methods are used to grow large quantities of a particular cell type and to allow for collection of products of the culture for use as raw materials in the production of purified proteins. Recombinant DNA is a modern method of biotechnology whereby, genetic information directing the synthesis of specific proteins can be inserted into cells grown in culture.
      A cell culture facility has been been added to the Company's operation. Recombinant DNA technology is also available to the Company.

      The Company intends to develop cell lines which produce some of the present products that are least abundant in the presently utilized raw materials. Subsequently, the Company intends to develop therapeutic products using cell culture and recombinant DNA technologies.

      The basic strategy in developing such products is initial research and development to create genetically engineered cell lines which produce viable products as determined by laboratory test procedures. Once a satisfactory product can be demonstrated by laboratory testing, the Company will file for US and foreign patent protection designed to ensure maximum protection of the Company's technology. Testing of the new drug would then follow with detailed studies of effectiveness, formulation and safety. Given successful results, the Company would then commercialize these products. At present the Company is targeting products for use in treatment of infertility and aging in humans. Fertility drugs for animals area also of interest. The addition of all new products will depend on availability of capital. There is no guarantee that any of these products will be developed or marketed.

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

      MAJOR CUSTOMERS

      During the most recent fiscal year ended October 31, 1997, sales made to any one customer in an aggregate amount equal to 10% or more of the Company's consolidated revenues included Abbott Laboratories (16%)
      Bio Rad Laboratories (15%) and National Institutes of Health (11%).

      PATENTS AND TRADEMARK

      The Company presently does not hold any patents or trademarks, however, the Company now has one patent application pending with the United States Patent and Trade Office concerning a method for the purification of FSH.

      EMPLOYEES

      The Company presently has nine full time. Full time employees include Roger D. Hurst, the Company's President, and James R. Musick, Ph. D., Secretary.

      FACILITIES

      The Company presently occupies 5700 square feet at 8100 Southpark
      Way, Littleton, CO 80120. Such facilities house the Company's administrative headquarters, research and development laboratories and manufacturing facilities. The lease on the premises terminates on December 31, 1998. Management's future plans for expansion of the Company will require relocation to a larger facility.

      MISCELLANEOUS

      The Company's business is not subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

      Research and development expenditures amounted to $113,373 for the year ended October 31, 1995, $65,077 for the year ended October 31, 1996 and $81,579 for the year ended October 31, 1997. These research and development activities relate to the development of purified antigen products.

      The nature of Company's business does not subject it to compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, which would have a material effect upon the capital expenditures, earnings or competitive position of the Company.



ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's administrative headquarters, research and development laboratories and manufacturing facilities are in a 5,700 square foot, one-story brick building located at 8100 Southpark Way, Building B-1, Littleton, CO 80120. The facilities lease expires on December 31, 1997. The Company has outgrown its present facility and is actively looking for a building to expand into.


ITEM 3.  LEGAL PROCEEDINGS

      There are currently no legal matters or other regulatory procedures pending which involve the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fiscal year ended October 31, 1997, there were no matters submitted to a vote of security holders.



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


                                    Price Ranges (closing bid)

                                                     Bid

       Quarter Ended                        High                       Low

     January 31, 1996                      $.25                        $.18
     April 30, 1996                        $.25                        $.12
     July 31, 1996                         $.30                        $.06
     October 31, 1996                      $.14                        $.06
     January 31, 1997                      $.14                        $.06
     April 30, 1997                        $.07                        $.04
     July 31, 1997                         $.07                        $.04
     October 31, 1997                      $.07                        $.04

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

           (b) Holders

       As of October 31, 1997 the Company had approximately 2,000 shareholders of record, not including approximately 1,800 persons who hold their shares in "street name".

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


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for fiscal 1997 were $514,638, the Cost of Sales was $259,336 and Interest Expense was $21,317. These expenses total $795,291 or $66,274 per month. Gross Revenues for 1997 were $650,846 or $54,237 per month. This equates to a $12,037 loss per month. On October 31, 1997 the Company had $0 in Cash and
$105,675 in Accounts Receivable - Trade for a total of $105,675.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion.

New Product development will be limited by the availability of capital for expansion.


       Comparison of 12 Month Periods October 1997 to October 1996

       The Company's net revenue decreased from 1996. The net loss for 1997 of $144,445 is a decrease of $139,489 from 1996. This loss in 1997 was due to two major customers slowing down their production. One for relocation, the other for reorganization. Working capital at October 31, 1997 amounted to $11,945 which was a $123,973 decrease from the ($135,918) in working capital at October 31, 1996. A decrease in Cash and an increase in Accounts Payable were responsible for the change in working capital. These changes to working capital were a direct result of decreased product sales.

       The Company's revenues from product sales (purified antigens) for the year ended October 31, 1997 were $650,846 or 18% less than the $790,335 in product sales for the year ended October 31, 1996. Total milligram quantities of all products sold in 1997 equaled 1,730 as compared to 2,704 milligrams in 1996. This equates to a 36% decrease from 1996.

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

       ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS;
       Compliance with Section 1 of the Exchange Act

    a) Identification of Directors and Executive Officers. The name, position with Company and age of each director and the period during which each current director has served are as follows:

    Directors and Executive Officers

    The following table sets forth certain information regarding the officers and directors of the Company as of January 20, 1997.


           Name               Age                Position

       Roger D. Hurst         48               President
                                                  Chief Executive Officer
                                                  Chief Financial Officer
                                                  Chief Accounting Officer
                                                  Director

       James R. Musick        51               Secretary/Treasurer
                                                  Chief Operating Officer
                                                  Director

       Erik D. Van Horn       32               Director



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

Remuneration and Employment Agreements

       The Company's two executive officers were paid a total of $43,200 during fiscal year ending October 31, 1997 and $81,600 during the fiscal year 1996. Such payments are pursuant to resolution of the Board of Directors. The Company has not entered into employment contracts with either Mr. Hurst or Dr. Musick as of the date of this document.

       Effective May 15, 1992, the Company entered into agreements not to compete with Messrs. Hurst and Musick, respectively, pursuant to which each has agreed that during his employment with the Company and for a period of two years thereafter, that he will not directly or indirectly, (i) consult with or assist any competitor in competing with the Company in any of the Company's then businesses; (ii) own an interest greater than 5% in any competitor, (iii) take any action intended to divert business from the Company to any competitor, or (iv) serve as an officer, director or employee of any competitor. Further, under the terms of such agreements not to compete, the Company has used its best efforts to enter into an employment agreement with Messrs Hurst and Musick. As of October 5, 1998 these agreements have yet to be negotiated.

       On May 15, 1992,  May 7, 1996, April 8, 1997 and May 1, 1998 stock options were approved for issuance by the Board of Directors in favor of Mr. Roger Hurst and Dr. James Musick and Mr. Erik Van Horn. Mr. Hurst has been granted the right to purchase 600,000 shares, Dr. James Musick
800,000 shares and Mr. Van Horn 500,000 shares of the Company's Common Stock at an exercise price equal to the market value at the time the options were granted.

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

       Stock Option Plan

       Effective December 2, 1992, the Company adopted the Vitro Diagnostics, Inc. 1992 Stock Option Plan (the "Plan") for the benefit of officers, directors and other personnel providing substantial assistance to the Company. An aggregate of 3,000,000 Common Shares has been reserved for issuance under the Plan. To date, options to purchase an aggregate of 2,350,000 shares have been issued and exercised under the Plan.

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


 ITEM 10.  EXECUTIVE COMPENSATION

  (a) Cash Compensation.

  The following table shows all cash compensation paid by Company during the fiscal year ended October 31, 1997, to each of the five most highly compensated executive officers whose total cash compensation exceeded $60,000 (there were no such persons).

                                                         Other           Restricted
 Name and Principal                                      Annual          Stock
 Position                   Year    Salary     Bonus     Compensation    Awards

 Roger Hurst                1997    $21,600    $0        $0              $0
   CEO, CFO                 1996    $40,800    $0        $0              $0
   President                1995    $48,000    $0        $0              $0

 Jim Musick, Ph.D.          1997    $21,600    $0        $0              $0
   Secretary, COO           1996    $40,800    $0        $0              $0
                            1995    $48,000    $0        $0              $0

On May 15, 1992,  May 7, 1996, April 8, 1997 and May 1, 1998 stock options were approved for issuance by the Board of Directors in favor of Mr. Roger Hurst and Dr. James Musick. Mr. Hurst has been granted the right to purchase 600,000 shares and Dr. James Musick 800,000 shares of the Company's Common Stock at an exercise price equal to the market value at the time the options were granted

  The Company pays health insurance premiums  for its full time
employees,  of which Mr.  Hurst and Dr. Musick  are included.   There is  no
deferred compensation payable any executive officer.

  As set forth in the following table, no options were exercised by any executive officer of the Company during the fiscal year ended October 31, 1997 or 1996. The value of unexercised options held by these persons is as follows:

                                          Number of                   Value of
                                          Unexercised  Options        Unexercised Options
                   Shares       Values    at October 31, 1997         at October 31, 1997
 NAME              Acquired     Realized  Exercisable  Unexercisable  Exercisable  Unexercisable

  Roger Hurst      0            0         600,000      0              $ 94,000     0
  Jim Musick       0            0         700,000      0              $118,000     0
  Erik VanHorn     0            0         500,000      0              $ 34,200     0


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


       ITEM  11.  SECURITY  OWNERSHIP OF  CERTAIN BENEFICIAL
OWNERS AND  MANAGEMENT

   (a) (b) Security Ownership of Certain Beneficial Owners.

        The following table sets forth information with respect to the ownership of the Company's Common Stock, $.001 par value, of all Officers and Directors, individually, all Officers and Directors as a group, and all beneficial owners of more than five percent (5%) of the Company's Common Stock. The following shareholders have sole voting and investment power with respect to shares, unless it is indicated otherwise. Based upon 6,413,702 outstanding shares as of October 31, 1997.

      Name and Address of Beneficial
                   Owner                Number of shares            %


       Roger D. Hurst (1) (2)                 611,729              9.5
       8100 Southpark Way
       Bldg. B, Suite 1
       Littleton, CO 80120

       James R. Musick (1) (2)                600,000              9.4
       8100 Southpark Way
       Bldg. B, Suite 1
       Littleton, CO  80120

       Lloyd Fields                         3,650,000             56.9
       425 Castle Place
       Beverly Hills, CA 90210

       Officers and Directors               1,211,729             18.9
       as a Group (2 persons)

   (1) Officer and Director

         Does not include 1,300,000 shares of common stock issuable upon exercise of an option by Messrs Hurst and Musick.

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

       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            (a) Transactions With Management and Others.

      In March, 1991, January, 1992, May, 1992, August, 1993, May, 1994,
April, 1995, May, 1996 and April, 1997 the Company issued 266,500, 107,500, 113,500, 119,143, 49,096, 132,000, 250,000 and 125,000 Common Shares,
respectively, to Mr. Lloyd Fields, a principal shareholder of the Company to pay rent and project operating costs of the Company for its office space during the period October 1,
1990 through December 31, 1997. Such Common Shares have been valued in the aggregate at $347,053. In April, 1992, October, 1992, March, 1993, August,
1993 and May, 1994, Mr. Fields purchased 1,000,000, 667,000, 33,000, 50,857, and 300,000 Common Shares of the Company for aggregate consideration $351,297 (See "Principal and Selling Shareholders" and Business - Facilities.")

       The Company maintained a lessor/lessee relationship with Mr. Lloyd Fields under a lease agreement which terminated December, 1997.
Management believes that the terms of this arrangement were fair, reasonable and no less favorable than could be obtained from unaffiliated third parties. (See "Business - Facilities.")

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

       On January 12, 1993, the Company issued 240,000 "restricted " Common Shares to Home Corp., an unaffiliated third party, in exchange for the forgiveness of indebtedness aggregating $92,000.

       On October 28, 1997, the Company issued 8,000 "restricted" common Shares to Dr. Patrick Sluss, an unaffiliated third party, in exchange for the forgiveness of indebtedness aggregating $500.

       (b) Certain Business Relationships. There are no material business relationships between management or management's family and the Company.

       (c) Indebtedness of Management.  None.



                               PART IV
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

       1. Financial Statements:
            Balance sheets, October 31, 1997 (Audited)
            Statements of Operations for the years ended October 31, 1997
                  (Audited), and 1996 (Audited)
            Statement of Stockholder's Equity for the years October 31, 1997
                  (Audited) and 1996 (Audited)
            Statements of Cash Flows for the years ended October 31, 1997
                  (Audited) and 1996 (Audited)
            Notes to Financial Statements for the years ended October 31, 1997
                  (Audited) and 1996 (Audited)




                               FIANANCIAL STATEMENTS


                             Larry O'Donnell, CPA, P.C.
                              Telephone (303)745-4545
                          2280 South Xanadu Way, Suite 370
                                 Aurora, CO  80014

     Board of Directors
     Vitro Diagnostics, Inc.
     Littleton, Colorado

                          Independent Auditor's Report

     I have audited the accompanying balance sheet of Vitro Diagnostics, Inc. as of October 31, 1997 and the related statements of operations, stockholder's equity and cash flows for the years ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's. My responsibility is to express an opinion on these financial statements based on my audit

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing their accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 1997 and the results of its operations and its cash flows for the years ended October 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/Larry O'Donnell

September 9, 1998

                                  VITRO DIAGNOSTICS, INC
                        Balance Sheet October 31, 1997 (Audited)

       Assets

  Current Assets:

       Cash                                              $        0
       Accounts Receivable-Trade,                           105,677
       Inventories                                          202,019
       Prepaid Expenses                                      67,438
                                                          ---------
  Total Current Assets                                      375,134


  Property, Plant and Equipment :

       Office Furniture and Equipment                        8,583
       Laboratory and EDP Equipment                        131,645
       Leasehold Improvements                               11,885
                                                         ---------
       Sub Total                                           152,113

       Less Accumulated Depreciation                      (124,123)
                                                         ---------
       Total Property, Plant and Equipment                  27,990

  Other Assets:
       Inventory  Non -Current                              87,144
       Deposits                                              6,402
                                                         ---------
Total Other Assets                                          93,546
                                                         ---------
  Total Assets                                          $  496,670
                                                         =========

                    VITRO DIAGNOSTICS, INC
             Balance Sheet October 31, 1997 (Audited)

       Liabilities and Stockholders' Equity

  Current Liabilities:

       Accounts Payable - Trade                         $  161,540
       Bank Overdraft                                        7,754
       Accounts Payable - Officer                            8,227
       Accrued Salaries and Wages                              500
       Payroll Taxes Payable                                35,648
       Accrued Expenses                                      2,447
       Short-Term Notes Payable                            147,073
                                                         ---------
       Total Current Liabilities                           363,189

  Stockholders' Equity

       Common Stock; 500,000,000 Shares of
        $.001 Par Value Authorized;
        6,413,702 Issued and Outstanding                   281,001
        Paid-in Capital in Excess
         of Par Value                                    3,255,328
       Accumulated Deficit                              (3,402,848)
                                                         ---------
       Total Stockholders' Equity                          133,481
                                                         ---------
       Total Liabilities and
        Stockholders' Equity                            $  496,670
                                                         =========

    The accompanying notes are an integral part of these financial statements

                            VITRO DIAGNOSTICS, INC
       Statement of Operations October 31, 1997 and 1996 (Audited)


                                            1997              1996
  Revenue
       Product Sales                     $ 650,846         $ 790,335

  Cost of Sales                            259,336           269,972
                                           -------           -------
       Gross Profit                        391,510           520,363


  Operating Expenses

       Selling, General and Admin         417,814            283,442
       Research and Development            81,579             65,077
       Depreciation                        15,245             17,118
                                          -------            -------
       Total Operating Expenses           514,638            365,637
                                          -------            -------
       Income (Loss) From Operations     (123,128)           154,726

  Other Income (Expense)

       Interest Expense                   (24,517)           (26,900)
       Penalties Expense                   (1,220)                 0
       Miscellaneous Income                 4,420                900
                                          -------            -------
       Total Other Income (Expenses)      (21,317)            26,000
                                          -------            -------
       Net Income (Loss) For the Year  $ (144,445)         $ 128,726
                                          =======            =======
       Net Income (Loss) Per
        Share of Common Stock              ($0.02)             $0.02
                                          =======            =======
        Weighted Average Number
        of Shares Outstanding
        During the Year                 6,413,702          6,161,816
                                        =========          =========

                         VITRO DIAGNOSTICS, INC
                  Statement of Stockholders' Equity
       For the Years Ended October 31, 1997 and 1996 (Audited)

                         Common Stock           Capital in
                    Number                      Excess       Accumulated
                    of Shares      Par Value    of Par       Deficit        Total

Balance 10/31/95    6,036,816      $ 280,618    $ 3,155,211  $ (3,387,129)  $ 48,700

5/96 for Cash
  and rent            250,000            250         49,750                   50,000

Net income for the
 year ended 10/31/96                                              128,726    128,726
                    ---------       --------     ----------   -----------    -------
Balance 10/31/96    6,286,816      $ 280,868    $ 3,204,961  $ (3,258,403)  $227,426

5/97 for services
  and rent            133,000            133         50,367                   50,500

Net loss for the
 year ended 10/31/97                                             (144,445)  (144,445)
                    ---------       --------     ----------   -----------   --------
Balance 10/31/97    6,419,816      $ 281,001    $ 3,255,328  $ (3,402,848)  $133,481
                    =========       ========     ==========   ===========    =======

   The accompanying notes are an integral part of these financial statements.

                             VITRO DIAGNOSTICS, INC
       Statement of Cash Flows For the Years Ended October 31, 1997
                         (Audited) and 1996 (Audited)



                                           1997                    1996
Cash Flows from
   Operating Activities:
  Net Income (Loss)                      $ (144,445)             $  128,722
  Adjustments to Reconcile
   Net Income (Loss) to
   Net Cash Provided by
   Operating Activities:
     Depreciation                            15,245                  17,118
   Expenses Incurred for Stock               50,500                  49,389
  Changes in Assets and Liabilities:
     (Increase) Decrease in
      Accounts Receivable                       533                 (46,430)
      Inventories                           (54,366)               (114,100)
      Prepaid Expenses                       11,107                 (18,400)
      Deposits                                1,196                     292

     Increase (Decrease) in
      Accounts Payable                       54,071                   1,656
      Accrued Expenses                       (5,514)                  5,737
      Payroll Taxes Payable                  25,771                   1,434
     (Increase) Decrease in
                                           --------                --------
Net Cash Provided (Used) by
  Operating Activities                      (46,079)                 25,418


 Cash Flows from
    Investing Activities:
  Capital Expenditures                      (10,619)                (2,443)
  Receivable/Payable Officer                                          (150)
                                           --------               --------
    Net Cash Provided (Used)
     by Investing Activities                (10,619)                (2,593)


Cash Flows from
   Financing Activities:
      Payments on
        Notes Payable, Bank                 (14,130)               (15,870)
      Proceeds from Short
        Term Notes Payable                   40,728                  5,702
     Proceeds from Issue of
      Common Stock                                                     611
                                           --------               --------
Net Cash Provided (Used) by
      Financing Activities                   26,598                (9,557)
                                           --------              --------

    Net Increase (Decrease) in Cash         (30,100)               13,268

    Cash at Beginning of Year                22,346                 9,078

    Cash (Bank Overdraft)
         at End of Year                   $  (7,754)            $  22,346


       Supplemental disclosures of cash flow information


                                             1997                   1996
         Cash paid during the year for:
            Interest                       $ 24,517               $ 26,900
            Income taxes                   $      -               $      -

The accompanying notes are an integral part of these financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          October 31, 1997 (Audited)


       Note #1: Accounting Policies

       The Company is engaged in the development, manufacturing and marketing of purified antigens. These products are sold domestically and internationally: the first product was introduced November, 1990.

       The Company had three major customers in 1997. They accounted for 16%, 15% and 11% of sales.

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

       Inventories consist of:

                                            10-31-97
                                           ------------
     Finished Goods                         $ 115,153
     Goods in Process                          86,866
     Raw Materials                                  0
                                             --------
                                            $ 202,019
                                             ========

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



       Note #3: LEASE OBLIGATION

       The Company's  lease at 8100 Southpark Way expires on December
31, 1998. Monthly lease payments are $4,813. At the present time extended lease terms have not been negotiated. Rent expense recorded under the lease is $50,000 and $49,561 for the years ended October 31, 1997 and 1996 respectively.

       The Company leases its office/warehouse space from a major shareholder of the Company. The lease payments were made by issuing stock for the rents due.


       NOTE #4: Schedule of Short Term Notes Payable

        The Company has notes payable to individuals which are unsecured and due on demand as follows:

                             Issue          Interest
                             Date           Rate                  Balance
                            ----------      ------------          -----------
 Unrelated Party:
                              1/10/90            20.00%            $ 14,597
                              6/12/90           14.453%              23,396
                              6/30/95            15.00%              27,970
  Related Party:
  Corporate COO               6/29/95            15.00%              14,692
  Corporate COO                8/4/95            25.00%               6,980
  Corporate COO                7/7/97            25.00%              13,478
  Corporate COO                7/7/97            25.00%               6,516
  Corporate CEO              10/31/95            21.00%              39,444

                                       Total                       $147,073

           Interest expense to related parties was $23,929 and $10,928 for the years ended October 31, 1997 and 1996, respectively.

           At October 31, 1996, the Company had a note payable to a bank which allowed for a maximum borrowing of $30,000 at 2% plus the banks prime rate (resulting in a rate of 10.25% at October 31, 1996). The note was secured by accounts receivable and was retired February 1, 1997.

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

  At October 31, 1997, the Company has unused Federal net operating loss carry forwards which expire as follows:

       Carry Over     Expires      Original    Amount      Loss
       From F/Y       In F/Y       Loss        Utilized    Carryover
       -----------    ----------   ----------  ----------  ----------
          1988           2003      $  333,034  $  140,504  $  192,530
          1989           2004         783,474                 783,474
          1990           2005         480,296                 480,296
          1991           2006          21,321                  21,321
          1995           2010         386,846                 386,846
          1997           2012         144,445                 144,445
                                                            ---------
                                                           $2,008,912
                                                            =========


                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 1998.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 26, 1998.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                     Roger Hurst

       Directors:

       /s/ Roger Hurst
       Roger Hurst

       /s/ James Musick
       James Musick

       /s/ Erik VanHorn
       Erik VanHorn