Form 10QSB
period 1998-01-31
VITRO DIAGNOSTICS INC
filed 1998-11-02
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1998

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

 The number of shares outstanding of each of the issuer's classes of common equity as of October 26, 1998, was 6,413,702.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)
                                                      January 31    October 31
                                                         1998            1997
    Current Assets
     Cash Equivalents                            $      117,121 $           -
     Accounts Receivable                                 32,129       105,677
     Inventories                                        307,998       202,019
     Prepaid Expense                                     55,015        67,438
                                                   ------------  ------------
       Total Current Assets                             512,263       375,134
                                                   ------------  ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              11,885        11,885
     Office Equipment & Furniture                        14,480         8,583
     Lab & EDP Hardware & SW                            131,645       131,645
                                                   ------------  ------------
         Total Cost                                     158,010       152,113
     Less Depreciation                                 (127,734)     (124,123)
                                                   ------------  ------------
         Net Property & Equipment                        30,276        27,990
                                                   ------------  ------------
    Other  Assets
     Deposits                                             6,402         6,402
     Inventory - Non Current                             51,471        87,144
                                                   ------------  ------------
    Total Other Assets                                   57,873        93,546
                                                   ------------  ------------
    Total Assets                                  $     600,412 $     496,670
                                                   ============  ============



                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                     (Unaudited)    (Audited)
                                                      January 31    October 31
                                                         1998          1997
    Current Liabilities
     Accounts Payable                             $      94,189  $    161,540
     Deferred Income (See Footnote #6)                  305,000             -
     Bank Overdraft                                                     7,754
     Accounts Payable - Officer                               -         8,227
     Salaries & Wages Payable                               250           500
     Payroll Taxes Payable                               30,857        35,648
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                         156,378       147,073
                                                   ------------  ------------
        Total Current Liabilities                       589,121       363,189
                                                   ------------  ------------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,413,702 shares outstanding
        at 01/31/98 and 6,286,816
        outstanding at 01/31/97                         281,001       281,001
     Paid in Capital in Excess of Par                 3,255,328     3,255,328
     Accumulated Deficit                             (3,525,038)   (3,402,848)
                                                   ------------  ------------
        Total Shareholders' Equity                       11,291       133,481
                                                   ------------  ------------
    Total Liabilities and
      Shareholders' Equity                        $     600,412 $     496,670
                                                   ============  ============

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                               Three Months Ended
                                                    January 31,
                                              1998                 1997
                                           ------------      -------------
    Revenue
     Product Sales                        $      96,100     $     184,075
                                           ------------      ------------
        Gross Revenue                            96,100           184,075

    Cost of Sales
        Product                                  66,992            57,682
                                           ------------      ------------
        Total Cost of Sales                      66,992            57,682
                                           ------------      ------------
        Gross Profit                             29,108           126,393
                                           ------------      ------------

    Operating Expenses
    Selling, General & Admin                    123,463            97,764
     Research and Development                    18,289            16,997
                                           ------------      ------------
        Total Expenses                          141,752           114,761
                                           ------------      ------------
        Gain (Loss) from Operations            (112,645)           11,632
                                           ------------      ------------

    Other Income (Expense)
     Other Income                                   -              1,200
     Interest Expense                            (9,546)          (8,752)
                                           ------------      -----------
        Total Other Income & Expense             (9,546)          (7,552)
                                           ------------      -----------

        Net Gain (Loss)                   $    (122,190)    $      4,080
                                           ============      ===========
       Gain (Loss) Per Share of Common Stock
           (6,413,702 Shares outstanding
           at 01/31/98 and 6,286,816
           outstanding at 01/31/97)       $       (0.02)    $       0.00
                                           ============      ===========

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.

                         Statements of Cash Flows
           Three Months Ending 01/31/98 and 97    Twelve Months Ending 10/31/97

                                                (Unaudited)  (Unaudited)  (Audited)
                                                January 31,  January 31,  October 31,
                                                1998         1997         1997
                                                -----------  -----------  ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                           $  (122,190) $     4,080  $   (144,622)
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                     3,611        3,844        15,245
      Expenses Incurred for Stock                                               50,500
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                          73,546       39,689           533
        Inventories                                 (70,306)     (42,570)      (54,366)
        Prepaid Expenses                             12,423         (295)       11,107
        Deposits                                          -            -         1,196
      (Decrease) increase in-
        Accounts Payable                            (67,351)       7,664        54,071
        Deferred Income                             305,000            -             -
        Salaries & Wages Payable                       (250)      (5,864)            -
        Payroll Taxes Payable                        (4,791)      (3,654)       25,771
        Accrued Expenses                                  -            -        (5,514)
                                                 ----------  -----------    ----------
     Net Cash Provided (Used) by
        Operating Activities                        129,692        2,894       (46,079)
                                                 ----------  -----------    ----------
    Cash Flows From Investing Activities
      Capital Expenditures                           (5,897)      (9,492)      (10,619)
      Note Receivable Officer                             -            -             -
                                                 ----------  -----------    ----------
    Net Cash Used by Financing Activities            (5,897)      (9,492)      (10,619)
                                                 ----------  -----------    ----------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short Term
        Notes Payable                                 1,078        4,782        40,728
      Increase (Decrease) in Notes Payable, Bank          -            -       (14,130)
                                                 ----------  -----------    ----------
      Net Cash from Investing Activities              1,078        4,782        26,598
                                                 ----------  -----------    ----------
      Net Increase (Decrease) in Cash               124,873       (1,815)      (30,100)
      Cash Beginning                                 (7,752)      22,346        22,346
                                               ------------  -----------    ----------
      Cash Ending                             $     117,121  $    20,530   $    (7,754)
                                               ============  ===========   ===========

Supplimental disclosures of cash flow information

Cash paid during the year for:
   Interest                                   $       9,546  $     8,752   $     24,517
                                               ============  ===========   ============


The accompanying notes are an integral part of the financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                         January  31, 1998 (Unaudited)

Basis of Presentation

The information for the three months ended January 31, 1998 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                            01-31-98
                                          ------------
     Finished Goods                         $  76,400
     Goods in Process                         122,539
     Raw Materials                            109,059
                                           ----------
                                            $ 307,998
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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


  At October 31, 1998, the Company has unused Federal net operating loss carry forwards which expire as follows:

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



       NOTE #4: LEASE OBLIGATION

The Company's lease at 8100 Southpark Way expired on December 31, 1998. Lease payments were $4,813 per month. At the present time extended lease terms have not been negotiated.

       NOTE #5: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party               --------           ---------        -------
  Demand Notes:                 01/10/90             20.000%        $15,339
                                06/12/90             14.453%         24,251
  Related Party                 06/30/95             15.00%          29,032
  Corporate COO                 06/29/95             15.00%          15,249
  Corporate COO                 08/04/95             25.00%           7,425
  Corporate COO                 07/01/97             25.00%          21,271
  Corporate CEO,
    Demand Note                 10/31/95             21.00%          43,811
                                                                    -------
                                                    Total          $156,378

       NOTE #6: DEFERRED INCOME

A customer prepaid $305,000 for custom purification. Shipment of product is scheduled for the second quarter of fiscal 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the first quarter 1998 were $141,752, the Cost of Sales was $66,992 and Other Income/Expense netted $9,546. These expenses total $218,290 or $72,763 per month. Gross Revenues for the first quarter were $96,100 or $32,033 per month. This equates to a $40,730 loss per month. On January 31, 1998 the Company had $117,121 in Cash and $32,129 in Accounts Receivable - Trade for a total of $149,250.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.

       Comparison of 3 Month Periods January 1998 to January 1997

       The Company's net revenue decreased from 1997. The net loss for the first quarter 1998 of $122,190 is a decrease of $126,270 from 1997. The revenue decrease in 1998 was due to decreased sales and increased expenses for equipment maintenance. Working capital at January 31, 1998 amounted to $(76,859) which was a $211,208 decrease from the $134,349 in working capital at January 31, 1997. An increase in deferred income was responsible for the change in working capital.

       The Company's revenues from product sales (purified antigens) for the quarter ended January 31, 1998 were $96,100 or 48% less than the $184,075 in product sales for the quarter ended January 31, 1997.

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