Form 10QSB
period 1998-04-30
VITRO DIAGNOSTICS INC
filed 1998-11-02
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1998

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

 The number of shares outstanding of each of the issuer's classes of common equity as of October 27, 1998, was 6,413,702.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)
                                                      April 30      October 31
                                                         1998            1997
    Current Assets
     Cash Equivalents                            $       14,639 $           -
     Accounts Receivable                                176,686       105,677
     Inventories                                        276,718       202,019
     Prepaid Expense                                     55,015        67,438
                                                   ------------  ------------
       Total Current Assets                             523,058       375,134
                                                   ------------  ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              11,885        11,885
     Office Equipment & Furniture                        14,480         8,583
     Lab & EDP Hardware & SW                            131,645       131,645
                                                   ------------  ------------
         Total Cost                                     158,010       152,113
     Less Depreciation                                 (131,346)     (124,123)
                                                   ------------  ------------
         Net Property & Equipment                        26,664        27,990
                                                   ------------  ------------
    Other  Assets
     Deposits                                             6,402         6,402
     Inventory - Non Current                             51,471        87,144
                                                   ------------  ------------
    Total Other Assets                                   57,873        93,546
                                                   ------------  ------------
    Total Assets                                  $     607,595 $     496,670
                                                   ============  ============



                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                     (Unaudited)    (Audited)
                                                      April 30      October 31
                                                         1998          1997
    Current Liabilities
     Accounts Payable                             $      73,429  $    161,540
     Bank Overdraft                                           -         7,754
     Accounts Payable - Officer                               -         8,227
     Salaries & Wages Payable                               200           500
     Payroll Taxes Payable                                4,565        35,648
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                         160,417       147,073
                                                   ------------  ------------
        Total Current Liabilities                       241,058       363,189
                                                   ------------  ------------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,413,702 shares outstanding
        at 04/30/98 and 6,286,816
        outstanding at 04/30/97                         281,001       281,001
     Paid in Capital in Excess of Par                 3,255,328     3,255,328
     Accumulated Deficit                             (3,169,792)   (3,402,848)
                                                   ------------  ------------
        Total Shareholders' Equity                      366,537       133,481
                                                   ------------  ------------
    Total Liabilities and
      Shareholders' Equity                        $     607,595 $     496,670
                                                   ============  ============

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                         Three Months Ended     Six Months Ended
                                         April 30,              April 30,
                                         1998       1997         1998      1997
                                         --------   ---------    ---------   --------
    Revenue
     Product Sales                      $ 687,808  $ 223,004    $ 783,908   $ 407,079
                                         --------   --------     --------    --------
        Gross Revenue                     687,808    223,004      783,908     407,079

    Cost of Sales
     Product                              249,341     62,027      316,333     119,709
                                         --------   --------     --------    --------
        Total Cost of Sales               249,341     62,027      316,333     119,709
                                         --------   --------     --------    --------
        Gross Profit                      438,467    160,977      467,575     287,370


    Operating Expenses
     Selling, General & Administrative     54,200    116,216      177,663     213,980
     Research and Development              19,340     34,480       37,629      51,477
                                         --------   --------     --------    --------
        Total Expenses                     73,540    150,696      215,292     265,457
                                         --------   --------     --------    --------
        Gain (Loss) from Operations       364,927     10,281      252,283      21,913
                                         --------   --------     --------    --------
Other Income (Expense)
     Other Income                                      1,220                    2,420
     Interest Expense                      (9,681)    (6,942)     (19,227)    (15,694)
                                         --------   --------     --------    --------
        Total Other Income and Expense     (9,681)    (5,722)     (19,227)    (13,274)
                                         --------   --------     --------    --------
        Net Gain                        $ 355,246  $   4,559    $ 233,056   $   8,639
                                         ========   ========     ========    ========
       Gain Per Share of Common Stock
           (6,413,702 Shares outstanding
           at 04/30/98 and 6,586,816
           outstanding at 04/30/97)     $    0.06  $    0.00    $    0.04   $    0.00
                                         ========   ========     ========    ========

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.

                         Statements of Cash Flows
           Six Months Ending 04/30/98 and 97    Twelve Months Ending 10/31/97

                                                (Unaudited)  (Unaudited)  (Audited)
                                                April 30,    April 30,    October 31,
                                                1998         1997         1997
                                                -----------  -----------  ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                           $   233,056  $     8,639  $   (144,622)
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                     7,223        7,467        15,245
      Expenses Incurred for Stock                                               50,500
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                         (71,011)      10,005           533
        Inventories                                 (39,026)     (59,032)      (54,366)
        Prepaid Expenses                             12,423       (6,983)       11,107
        Deposits                                          -            -         1,196
      (Decrease) increase in-
        Accounts Payable                            (88,111)      33,786        54,071
        Salaries & Wages Payable                       (300)      (6,014)            -
        Payroll Taxes Payable                       (31,083)      (8,345)       25,771
        Accrued Expenses                                  -            -        (5,514)
                                                 ----------  -----------    ----------
     Net Cash Provided (Used) by
        Operating Activities                         23,171      (20,477)      (46,079)
                                                 ----------  -----------    ----------
    Cash Flows From Investing Activities
      Capital Expenditures                           (5,897)      (9,492)      (10,619)
      Note Receivable Officer                             -            -             -
                                                 ----------  -----------    ----------
    Net Cash Used by Financing Activities            (5,897)      (9,492)      (10,619)
                                                 ----------  -----------    ----------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short Term
        Notes Payable                                 5,119       16,682        40,728
      Increase (Decrease) in Notes Payable, Bank          -            -       (14,130)
                                                 ----------  -----------    ----------
      Net Cash from Investing Activities              5,119       16,682        26,598
                                                 ----------  -----------    ----------
      Net Increase (Decrease) in Cash                22,393      (13,287)      (30,100)
      Cash Beginning                                 (7,754)      22,346        22,346
                                               ------------  -----------    ----------
      Cash Ending                             $      14,639  $     9,059   $    (7,754)
                                               ============  ===========   ===========

Supplimental disclosures of cash flow information

Cash paid during the year for:
   Interest                                   $       9,681  $    15,694   $     24,517
                                               ============  ===========   ============


The accompanying notes are an integral part of the financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          April 30, 1998 (Unaudited)

Basis of Presentation

The information for the six months ended April 30, 1998 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                            04-30-98
                                          ------------
     Finished Goods                         $ 196,507
     Goods in Process                          69,711
     Raw Materials                             10,500
                                           ----------
                                            $ 276,718
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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

       NOTE #5: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party               --------           ---------        -------
  Demand Notes:                 01/10/90             20.000%        $16,119
                                06/12/90             14.453%         25,138
  Related Party                 06/30/95             15.00%          30,135
  Corporate COO                 06/29/95             15.00%          15,828
  Corporate COO                 08/04/95             25.00%           7,899
  Corporate COO                 07/01/97             25.00%          22,627
  Corporate CEO,
    Demand Note                 10/31/95             21.00%          42,671
                                                                    -------
                                                    Total          $160,417
                                                                    =======

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the second quarter 1998 were $215,292, the Cost of Sales was $316,333 and Other Income/Expense netted $19,227. These expenses total $550,852 or $91,809 per month. Gross Revenues for the first quarter were $783,908 or $130,651 per month. This equates to a $38,842 gain per month. On April 30, 1998 the Company had $14,639 in Cash and $176,686 in Accounts Receivable - Trade for a total of $191,325.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.

       Comparison of 3 Month Periods April 1998 to April 1997

       The Company's net revenue increased from 1997. The net gain for the second quarter 1998 of $355,246 is an increase of $350,687 from 1997. The revenue increase in 1998 was due to increased sales. Working capital at April 30, 1998 amounted to $192,093 which was a $49,560 increase from the $142,533 in working capital at April 30, 1997. An increase in Accounts Receivable - Trade and a decrease in Accounts Payable were responsible for the change in working capital.

       The Company's revenues from product sales (purified antigens) for the quarter ended April 30, 1998 were $687,808 or 308% more than the $223,004 in product sales for the quarter ended April 30, 1997.

Total milligram quantities of all products sold for the three months ended April 30, 1998 equaled 3,812 as compared to 586 milligrams sold during the three months ended April 30, 1997.

       Comparison of Six Month Periods April 30, 1998 to April 30, 1997

       The net gain for the first six months of 1998 of $233,056 was an increase of $224,417 over the $8,639 gain in 1997.

       The Company's revenues from product sales for the six months ended April 30, 1998, were $783,908 or 93% more than the $407,079 in product sales for the six months ended April 30, 1997.

       Total milligram quantities of all products sold for the six months ended April 30, 1998 equaled 4,082 as compared to 1,086 milligrams sold during the six months ended April 30, 1997.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 1998.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 27, 1998.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst