Form 10QSB
period 1998-07-31
VITRO DIAGNOSTICS INC
filed 1998-11-02
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1998

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

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)
                                                       July 31      October 31
                                                         1998            1997
    Current Assets
     Cash Equivalents                            $       27,845 $           -
     Accounts Receivable                                116,973       105,677
     Inventories                                        292,167       202,019
     Prepaid Expense                                     56,759        67,438
                                                   ------------  ------------
       Total Current Assets                             493,744       375,134
                                                   ------------  ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              12,636        11,885
     Office Equipment & Furniture                        14,480         8,583
     Lab & EDP Hardware & SW                            133,589       131,645
                                                   ------------  ------------
         Total Cost                                     160,705       152,113
     Less Depreciation                                 (135,009)     (124,123)
                                                   ------------  ------------
         Net Property & Equipment                        25,696        27,990
                                                   ------------  ------------
    Other  Assets
     Deposits                                            18,402         6,402
     Inventory - Non Current                             51,471        87,144
     Intangible Assets                                    2,465             -
                                                   ------------  ------------
    Total Other Assets                                   72,338        93,546
                                                   ------------  ------------
    Total Assets                                  $     591,778 $     496,670
                                                   ============  ============



                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                     (Unaudited)    (Audited)
                                                       July 31      October 31
                                                         1998          1997
    Current Liabilities
     Accounts Payable                             $      65,912  $    161,540
     Bank Overdraft                                           -         7,754
     Accounts Payable - Officer                               -         8,227
     Salaries & Wages Payable                               500           500
     Payroll Taxes Payable                                5,274        35,648
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                         167,166       147,073
                                                   ------------  ------------
        Total Current Liabilities                       241,299       363,189
                                                   ------------  ------------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,413,702 shares outstanding
        at 04/30/98 and 6,286,816
        outstanding at 04/30/97                         281,001       281,001
     Paid in Capital in Excess of Par                 3,255,328     3,255,328
     Accumulated Deficit                             (3,185,850)   (3,402,848)
                                                   ------------  ------------
        Total Shareholders' Equity                      350,479       133,481
                                                   ------------  ------------
    Total Liabilities and
      Shareholders' Equity                        $     591,778 $     496,670
                                                   ============  ============

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                         Three Months Ended     Nine Months Ended
                                         July 31,               July 31,
                                         1998       1997         1998      1997
                                         --------   ---------    ---------   --------
    Revenue
     Product Sales                      $ 211,992  $ 115,673    $ 995,900   $ 522,752
                                         --------   --------     --------    --------
        Gross Revenue                     211,992    115,673      995,900     522,752
    Cost of Sales
     Product                               43,717     83,266      360,050     202,974
                                         --------   --------     --------    --------
        Total Cost of Sales                43,717     83,266      360,050     202,974
                                         --------   --------     --------    --------
        Gross Profit                      168,275     32,407      635,850     319,778


    Operating Expenses
     Selling, General & Administrative    145,293    113,218      322,956     327,200
     Research and Development              20,681     11,887       58,310      63,364
                                         --------   --------     --------    --------
        Total Expenses                    165,974    125,105      381,266     390,564
                                         --------   --------     --------    --------
        Gain from Operations                2,301    (92,698)     254,584     (70,786)
                                         --------   --------     --------    --------
Other Income (Expense)
     Other Income                             400        800          400       3,220
     Interest Expense                      (9,612)    (8,658)     (28,839)    (24,351)
     Penalties Expense                     (9,147)         -       (9,147)          -
                                         --------   --------     --------    --------
        Total Other Income and (Expense)  (18,359)    (7,858)     (37,586)    (21,131)
                                         --------   --------     --------    --------
        Net Gain                        $ (16,058) $(100,556)   $ 216,998   $ (91,917)
                                         ========   ========     ========    ========
       Gain Per Share of Common Stock
           (6,413,702 Shares outstanding
           at 07/31/98 and 6,411,816
           outstanding at 07/31/97)     $    0.00  $   (0.02)   $    0.03   $   (0.01)
                                         ========   ========     ========    ========

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.

                         Statements of Cash Flows
           Nine Months Ending 07/31/98 and 97    Twelve Months Ending 10/31/97

                                                (Unaudited)  (Unaudited)  (Audited)
                                                July 31,     July 31,     October 31,
                                                1998         1997         1997
                                                -----------  -----------  ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                           $   216,998  $   (91,917) $   (144,622)
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                    10,886       11,287        15,245
      Expenses Incurred for Stock                         -            -        50,500
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                         (11,295)      38,626           533
        Inventories                                 (54,475)     (60,222)      (54,366)
        Prepaid Expenses                             10,679      (21,227)       11,107
        Deposits                                    (12,000)           -         1,196
        Intangible Assets                            (2,465)           -             -
      (Decrease) increase in-
        Accounts Payable                            (95,628)      27,480        54,071
        Salaries & Wages Payable                          -       (5,864)            -
        Payroll Taxes Payable                       (30,374)         563        25,771
        Accrued Expenses                                  -            -        (5,514)
                                                 ----------  -----------    ----------
     Net Cash Provided (Used) by
        Operating Activities                         32,326     (101,274)      (46,079)
                                                 ----------  -----------    ----------
    Cash Flows From Investing Activities
      Capital Expenditures                           (8,592)     (10,020)      (10,619)
      Note Receivable Officer                             -            -             -
                                                 ----------  -----------    ----------
    Net Cash Used by Financing Activities            (8,592)     (10,020)      (10,619)
                                                 ----------  -----------    ----------
    Cash Flows from Financing Activities
      Increase in Short Term
        Notes Payable                                11,865       34,347        40,728
      Decrease in Notes Payable, Bank                     -            -       (14,130)
      Proceeds from Issuance of Common Stock              -       50,000             -
                                                 ----------  -----------    ----------
      Net Cash from Investing Activities             11,865       84,347        26,598
                                                 ----------  -----------    ----------
      Net Increase (Decrease) in Cash                35,599      (26,949)      (30,100)
      Cash Beginning                                 (7,754)      22,346        22,346
                                               ------------  -----------    ----------
      Cash Ending                             $      27,845  $    (4,603)  $    (7,754)
                                               ============  ===========   ===========

Supplimental disclosures of cash flow information

Cash paid during the year for:
   Interest                                   $       9,612  $    24,351   $     24,517
                                               ============  ===========   ============


The accompanying notes are an integral part of the financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          July 31, 1998 (Unaudited)

Basis of Presentation

The information for the nine months ended July 31, 1998 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                            07-31-98
                                          ------------
     Finished Goods                         $ 211,956
     Goods in Process                          69,711
     Raw Materials                             10,500
                                           ----------
                                            $ 292,167
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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

       NOTE #5: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party               --------           ---------        -------
  Demand Notes:                 01/10/90             20.000%        $16,938
                                06/12/90             14.453%         26,057
  Related Party                 06/30/95             15.00%          31,279
  Corporate COO                 06/29/95             15.00%          16,429
  Corporate COO                 08/04/95             25.00%          28,917
  Corporate COO                 07/01/97             25.00%          47,546
                                                                    -------
                                                    Total          $167,166
                                                                    =======

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the thirs quarter 1998 were $165,974, the Cost of Sales was $43,717 and Other Income/Expense netted $18,359. These expenses total $228,050 or $76,017 per month. Gross Revenues for the third quarter were $211,992 or $70,664 per month. This equates to a $5,353 loss per month. On July 31, 1998 the Company had $27,845 in Cash and $116,972 in Accounts Receivable - Trade for a total of $144,817.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.

       Comparison of 3 Month Periods July 31, 1998 to July 31, 1997

       The Company's net revenue increased from 1997. The net loss for the third quarter 1998 of $16,058 is an increase of $84,498 from 1997. The revenue increase in 1998 was due to increased sales. Working capital at July 31, 1998 amounted to $254,444 which was a $157,177 increase from the $95,267 in working capital at July 31, 1997. An increase in Accounts Receivable - Trade and a decrease in Accounts Payable were responsible for the change in working capital.

       The Company's revenues from product sales (purified antigens) for the quarter ended July 31, 1998 were $211,992 or 83% more than the $115,673 in product sales for the quarter ended July 31, 1997.

Total milligram quantities of all products sold for the three months ended July 31, 1998 equaled 558 as compared to 299 milligrams sold during the three months ended July 31, 1997.

       Comparison of Nine Month Periods July 31, 1998 to July 31, 1997

       The net gain for the first nine months of 1998 of $216,998 was an increase of $308,915 over the $91,917 loss in 1997.

       The Company's revenues from product sales for the nine months ended July 31, 1998, were $995,890 or 91% more than the $522,752 in product sales for the nine months ended July 31, 1997.

       Total milligram quantities of all products sold for the nine months ended July 31, 1998 equaled 4,639 as compared to 1,365 milligrams sold during the nine months ended July 31, 1997.

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