Form 10KSB
period 1998-10-31
VITRO DIAGNOSTICS INC
filed 1999-02-22
CIK 793171

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998

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

     The issuer's revenues for its most recent fiscal year were $1,232,244.

     The aggregate market value of the voting stock held by non-affiliates (1,550,087) computed by taking the average of the bid and the ask ($0.64 as quoted on February 3, 1999) was $992,056.

     The number of shares outstanding of each of the issuer's classes of common equity as of February 9, 1999 was 6,413,702.

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

      Description of Company's Products and Services

      PURIFIED DIAGNOSTIC ANTIGENS

      Purified human antigens for diagnostic applications were selected as the initial business to be pursued by the Company. Manufacture of these products required expertise in the purification of clinically significant proteins, which expertise was available to the Company
      through its scientific      staff and recent technological advances.  The
      Company is presently only one of a      few manufacturers in the world
      that specialize in the purification of human pituitary hormones.

      The Company chose pituitary hormones and tumor marker as its initial products for development. The pituitary hormones include Growth Hormone, Prolactin, LH, LH beta, LH alpha, FSH, FSH beta, FSH alpha, TSH, TSH alpha, and TSH beta. The tumor marker antigens include CEA, rCEA, AFP, PSA, CA 19-9, CA 125, hCG, beta hCG and alpha hCG. These hormones and tumor markers are sold to diagnostic kit manufacturers, immunochemical distributors, brokers and to university researchers. Company personnel have over twenty years experience in the extraction and purification of these antigens.

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

      Urofollitropin - This is FSH derived from the urine of postmenopausal women. This FSH is substantially similar to FSH purified from human pituitary glands although there are minor chemical differences. Urofollitropin is used in research to develop fertility drugs and in basic endocrinology research.

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

      Beta hLH- The beta subunit of luteinizing hormone is one of two dissimilar protein chains that together compose hLH. The beta subunit of LH contains the biochemical specificity of LH. The beta subunit of LH is used in antibody production to minimize contamination of antibodies to closely related hormones.

      Beta hTSH- The beta subunit of thyroid-stimulating hormone is one of two dissimilar protein chains that together compose hTSH. The beta subunit of TSH contains the biochemical specificity of TSH. The beta subunit of TSH is used in antibody production to minimize contamination of antibodies to closely related hormones.

      Beta hFSH- The beta subunit of follicle-stimulating hormone is one of two dissimilar protein chains that together compose hFSH. The beta subunit of FSH contains the biochemical specificity of FSH. The beta subunit of FSH is used in antibody production to minimize contamination of antibodies to closely related hormones.

      Alpha hCG - The alpha subunit of hCG is a relative of beta hCG (above). together with the beta subunit they comprise hCG. It is considered a tumor marker, although it is less strongly documented clinically than is beta-hCG.

      Alpha hLH - The alpha subunit of hLH is a relative of beta hLH (above). together with the beta subunit they comprise hLH. The alpha chain of hLH is nearly identical to the alpha chain of hCG.

      Alpha hTSH - The alpha subunit of hTSH is a relative of beta hTSH (above) together with the beta subunit they comprise hTSH. The alpha chain of hTSH is nearly identical to the alpha chain of hCG.

      Alpha hFSH - The alpha subunit of hFSH is a relative of beta hFSH

      (above). ogether with the beta subunit they comprise hFSH. The alpha chain of hFSH is nearly identical to the alpha chain of hCG.

      AFP - Alpha-fetoprotein is a protein produced by the fetal liver. Expression of this protein is normally suppressed in adults. It is considered a marker for testicular cancer. Maternal serum levels are also elevated when neural tube deficit occurs.

      PURITY GRADES

      The Company's products are provided to its customers at two grades of purity, which are used for different applications. The least pure grade (50% purity) is standard or control grade which is usually used in the manufacture of standards or controls for immunoassay. These components are used in obtaining quantitative results in a clinical test and to determine if the test is performing properly. Affinity-pure materials are >99% purity and contain very low levels of contaminants. This grade of product is suitable for applications requiring most stringent purity such as antibody production and use in the purification of purified antibodies.

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


      MARKETING AND SALES STRATEGY

      The Company has had its purified antigens on the market since November, 1990. Earlier sales were derived from only a few of the present product line. New products were slowly added to attain the present line of diagnostic antigens. The Company maintains an active program of new product development.

      The Company presently has 14 different protein products on the market. Together with different purity grades and subunits, 36 catalog items are included in the present product line. Total product sales were $376,746,
$790,335, $650,846 and $1,232,244 for fiscal years   1995, 1996,1997 and 1998
respectively. The Company now sells to 65 clients including several domestic diagnostic kit manufacturers.

      A primary objective of the Company's present sales program is to increase product sales to key end-user accounts. These are usually large domestic companies that manufacture diagnostic products and control a
substantial portion of the   immuno-diagnostic market.  For example, this
market is typically dominated by Abbott Labs and Chiron Diagnostics. An additional six to eight companies control the majority of the market. In certain cases, the Company has chosen to pursue these accounts through brokers. Others are approached using the following procedure, although there may be some variation depending on the company and its staff. Initially, the proper contacts must be made and there are usually several contacts within each company. The contact people are mailed a packet of sales literature and follow-up is made by phone. If there is further interest, a visit is made by Company personnel to the customer's facility. Subsequently, an audit of the Company's facility may be necessary, since the customers are especially interested in adherence to manufacturing guidelines established by the FDA. Finally, the customer will request samples of material for evaluation. This product inspection usually takes at least six months.

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

      NEW PRODUCT DEVELOPMENT

The existing line of diagnostic antigens is supported by large-scale and efficient production methods. The Company has developed cell lines to provide raw materials for production. This reduces dependence on supply of human tissues as a raw material for production. The methods used to purify tissue antigens may then be applied to materials derived from cell lines that are
maintained in a viable state by cell     culture technology.  In this process,
cells which are genetically identical, are grown to high densities in culture media. Culture media is a complex solution specifically designed to support cell growth. Subsequently, the cell culture enters a production phase whereby specific products of the cell can be collected in large amounts in the culture media at relatively high purity. All of the products presently
manufactured      by the Company from human tissues may also be derived from cell cultures. One of several advantages of cell culture derived products is cost effectiveness. This arises from the reduced cost of the starting materials. After a cell line is established, it can be maintained frozen, essentially indefinitely. Furthermore, the purity of the products derived from cell culture is typically 10 to 90%, whereas the pituitary hormones present in pituitary extracts is usually less than 0.1% pure. Cell culture derived products can be sufficiently purified with fewer process steps than can the hormones present in a pituitary extract. Fewer processing steps
translates to faster output, greater    overall product yields and hence,
lower production costs.

      At the present time, the Company sells recombinant CEA that is derived from cell culture methods as described above. This product was introduced to diagnostic markets in late 1996 and while sales were slow initially, this product currently is well-received and recombinant CEA sales showed substantial growth in 1998. Recombinant CEA sales were $2385 in fiscal year 1997 and were $41,672 in fiscal year 1998. The Company now has active development projects oriented towards the production of recombinant PSA and cell-derived human pituitary hormones, including, FSH, LH, TSH, growth hormone and prolactin. Cell lines that elaborate animal pituitary hormones such as bovine growth hormone are also under development.

Management believes that the market is ready to accept cell line-derived products, but market resistance to a new cell line-derived product does exist. There is no assurance that the Company can produce any other cell line-derived product that is marketable.

Another advantage of cell culture-derived products is that these may be used in therapeutic applications. Some of the present diagnostic antigens that the Company manufactures are also used to treat infertility, growth hormone deficiency and may hold promise as cancer therapeutic agents. The Company plans on exploration of the potential therapeutic applications of its products. These efforts are focussed on FSH, LH, growth hormone, CEA and PSA. In addition to cell culture technologies, the Company has recruited staff members with expertise in molecular biology to support its new product development objectives. Hence, the Company now has in-house expertise in modern genetic engineering methods that will be used in the development of new cell lines that elaborate products of diagnostic and therapeutic value.

The basic strategy in developing such products is initial research and development to create genetically engineered cell lines which produce viable products as determined by laboratory test procedures. Once a satisfactory product can be demonstrated by laboratory testing, the Company will file for US and foreign patent protection designed to ensure maximum protection of the Company's technology. Testing of the new drug would then follow with detailed studies of effectiveness, formulation and safety. Given successful results, the Company would then commercialize these products. At present the Company is targeting products for use in treatment of infertility and growth hormone deficiency in humans. Fertility drugs for animals area also of interest. The addition of all new products will depend on availability of capital. There is no guarantee that any of these products will be developed or marketed.


      Competition

      The market need for purified pituitary hormones for diagnostic applications has been primarily filled by Dr. Albert Parlow, a professor at UCLA, and an authority in pituitary hormone endocrinology. Dr. Parlow has been the main supplier to the United States and foreign market for past 20 years. Dr. Parlow has had access to the entire domestic supply of human pituitary glands through 5-year contracts administered by the U.S. Department of Health and Human Services. The contracts are set up to provide researchers at the National Institutes of Health (NIH) with purified pituitary hormones for research purposes. Animal hormones are also purified by this government contract. Dr. Parlow has also supplied the NIH with Antisera to both human and animal pituitary hormones. Dr. Parlow sells his material to brokers and directly to end-users. He does not operate a business per se, but is known as a reliable supplier of high quality pituitary hormones.

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



      MAJOR CUSTOMERS

During the most recent fiscal year ended October 31, 1998, sales made to any one customer in an aggregate amount equal to 10% or more of the Company's consolidated revenues included Eli Lilly and Company (35%), Jerome Diagnostics (16%) and BioRad Laboratories (15%).

      PATENTS AND TRADEMARK

      The Company presently does not hold any patents. The Company has one patent application pending with the United States Patent and Trademark Office concerning a method for the purification of FSH. This same application is pending in various foreign countries through a PCT filing. The Company holds a trademark on its logo and the phrase "Naturally Pure Antigens."

      EMPLOYEES

The Company presently has nine full time employees. Full time employees include Roger D. Hurst, the Company's President, and James R. Musick, Ph. D., Secretary.

      FACILITIES

The Company presently occupies 5700 square feet at 8100 Southpark Way, Littleton, CO 80120. Such facilities house the Company's administrative headquarters, research and development laboratories and manufacturing facilities. The lease on the premises has been extended through December 31, 2001. Management's future plans for expansion of the Company will require relocation to a larger facility.

RISK FACTORS

The product development activities outlined herein depend on available capital for completion. This capital is presently being provided by operating profits and there can be no assurance that profitability will be maintained. The Company has applied for research grant funding to support its product development activities. No grant funds have yet been awarded and there is no assurance of the awarding of any grant money. Once developed there is no
assurance of market acceptance of the products the Company develops.   The
success of the Company's operation depends on key personnel and there is no assurance that these personnel will continue to provide their services to the Company. The Company has no employment contracts with key personnel. The Company is open to competitive forces in the market place since it has no presently issued patents protecting its technology (See Patents and Trademarks). Because of the highly competitive nature of the Company's business, there can be no assurance of continued sales of the Company's products. The Company has a continuing need for Research and Development activities in order to remain competitive in the market. Requirements for existing product updates and development of new products are strategic requirements of every biotechnology firm. Inability to continue R&D activities due to shortage of capital could adversely impact the success of the Company.

Y2K ISSUES

The Company has a plan in place to assess the risk of "Y2K" problems in the operation of its business. This includes an examination of all computer-controlled processing and analytical equipment, the power supply to the facility, telephone, banking services and water supply to the facility. The present operating plan calls for completion of the Y2K assessment by June, 1999. Should problem areas be noted, corrective action will be taken to minimize the disruption of the Company's operation.


      MISCELLANEOUS

The Company's business is not subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.


Research and development expenditures amounted to $65,077 for the year ended October 31, 1996, $81,579 for the year ended October 31, 1997 and $52,209 for the year ended October 31, 1998. These research and development activities relate to the development of purified antigen products.

The nature of Company's business does not subject it to compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, which would have a material effect upon the capital expenditures, earnings or competitive position of the Company.



ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's administrative headquarters, research and development laboratories and manufacturing facilities are in a 5,700 square foot, one-story brick building located at 8100 Southpark Way, Building B-1, Littleton, CO 80120. The facilities lease expires on December 31, 2001.The Company has outgrown its present facility and is actively looking for a building to expand into.


ITEM 3.  LEGAL PROCEEDINGS

      There are currently no legal matters or other regulatory procedures pending which involve the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fiscal year ended October 31, 1998, there were no matters submitted to a vote of security holders.



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


                                    Price Ranges (closing bid)

                                                     Bid

       Quarter Ended                       High                 Low
     ----------------                      ----                 ----
     January 31, 1997                      $.14                 $.06
     April 30, 1997                        $.07                 $.04
     July 31, 1997                         $.07                 $.04
     October 31, 1997                      $.07                 $.04
     January 31, 1998                      $.07                 $.04
     April 30, 1998                        $.07                 $.04
     July 31, 1998                         $.52                 $.07
     October 31, 1998                      $.35                 $.14

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

           (b) Holders

       As of October 31, 1998 the Company had approximately 2,000 shareholders of record, not including approximately 1,800 persons who hold their shares in "street name".

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


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for fiscal 1998 were $362,135, the Cost of Sales was $462,819 and Interest Expense was $24,280. These expenses total $849,234 or $70,770 per month. Gross Revenues for 1998 were $1,232,244 or $102,687 per month. This equates to a $31,917 gain per month. On October 31, 1998 the Company had $0 in Cash and
$128,365 in Accounts Receivable - Trade for a total of $128,365.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion.

New Product development will be limited by the availability of capital for expansion.


       Comparison of 12 Month Periods October 1998 to October 1997

       The Company's net revenue increased from 1997. The net gain for 1998 of $374,487 is an increase of $518,932 from 1997. This gain in 1998 was due to increased product sales, especially urofollitropin. Working capital at October 31, 1998 amounted to $352,549 which was a $340,604 increase from the $11,945 in working capital at October 31, 1997. An increase in inventories and a decrease in Accounts Payable were responsible for the change in working capital. These changes to working capital were a direct result of increased product sales.

       The Company's revenues from product sales (purified antigens) for the year ended October 31, 1998 were $1,232,244 or 89% more than the $650,846 in product sales for the year ended October 31, 1997. Total milligram quantities of all products sold in 1998 equaled 5,700 compared to 1,730 milligrams in 1997. This equates to a 329% increase from 1997.

       There are general expenses for any company that remain fairly constant, no matter what the revenues, i.e. rent, utilities, administrative staff. Management believes that the current administrative staff is sufficient to handle revenues up to $5 million per year.

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

       ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.
                                   PART III

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS;
       Compliance with Section 1 of the Exchange Act

    a) Identification of Directors and Executive Officers. The name, position with Company and age of each director and the period during which each current director has served are as follows:

    Directors and Executive Officers

    The following table sets forth certain information regarding the officers and directors of the Company as of February 10, 1999.


           Name               Age                Position

       Roger D. Hurst         48               President
                                                  Chief Executive Officer
                                                  Chief Financial Officer
                                                  Chief Accounting Officer
                                                  Director

       James R. Musick        52               Secretary/Treasurer
                                                  Chief Operating Officer
                                                  Director

       Erik D. Van Horn       33               Director



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

       Roger D. Hurst has been President and Director of the Company since February 15, 1988. On June 26, 1989 he assumed the Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer responsibilities for the Company. Mr. Hurst received a Bachelors Degree in Education from Nebraska Wesleyan University in 1972. Mr. Hurst devotes 100% of his time to the affairs of the Company.

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

Remuneration and Employment Agreements

       The Company's two executive officers were paid a total of $107,840 during fiscal year ending October 31, 1998 and $43,200 during the fiscal year 1997. Such payments are pursuant to resolution of the Board of Directors. The Company has not entered into employment contracts with either Mr. Hurst or Dr. Musick as of the date of this document.

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

       Stock Option Plan

       Effective December 2, 1992, the Company adopted the Vitro Diagnostics, Inc. 1992 Stock Option Plan (the "Plan") for the benefit of officers, directors and other personnel providing substantial assistance to the Company. An aggregate of 3,000,000 Common Shares has been reserved for issuance under the Plan. To date, options to purchase an aggregate of 2,620,000 shares have been issued and exercised under the Plan.

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


 ITEM 10.  EXECUTIVE COMPENSATION

  (a) Cash Compensation.

The following table shows all cash compensation paid by Company during the fiscal year ended October 31, 1998, to each of the five most highly compensated executive officers whose total cash compensation exceeded $60,000 (there were no such persons).

                                                         Other
Restricted
 Name and Principal                                      Annual          Stock
 Position                   Year    Salary     Bonus     Compensation
Awards

 Roger Hurst                1998    $53,920    $0        $0              $0
   CEO, CFO                 1997    $21,600    $0        $0              $0
   President                1996    $40,800    $0        $0              $0

 Jim Musick, Ph.D.          1998    $53,920    $0        $0              $0
   Secretary, COO           1997    $21,600    $0        $0              $0
                            1996    $40,800    $0        $0              $0

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

As set forth in the following table, no options were exercised by any executive officer of the Company during the fiscal year ended October 31, 1998 or 1997. The value of unexercised options held by these persons is as follows:

                                    Number of                   Value of
                                    Unexercised  Options        Unexercised Options
                                    at October 31, 1998         at October 31, 1998
              Shares      Values    --------------------------  -------------------------
NAME          Acquired    Realized  Exercisable  Unexercisable  Exercisable Unexercisable
-----------   --------    --------  -----------  -------------  ----------- -------------
Roger Hurst      0           0         600,000      0           $ 46,000        0
Jim Musick       0           0         800,000      0           $ 78,000        0
Erik VanHorn     0           0         500,000      0           $ 48,000        0


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


       ITEM  11.  SECURITY  OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   (a) (b) Security Ownership of Certain Beneficial Owners.

        The following table sets forth information with respect to the ownership of the Company's Common Stock, $.001 par value, of all Officers and Directors, individually, all Officers and Directors as a group, and all beneficial owners of more than five percent (5%) of the Company's Common Stock. The following shareholders have sole voting and investment power with respect to shares, unless it is indicated otherwise. Based upon 6,413,702 outstanding shares as of October 31, 1998.

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
       as a Group (2 persons)

   (1) Officer and Director

         Does not include 1,400,000 shares of common stock issuable upon exercise of an option by Messrs Hurst and Musick.

(c) Change in Control.

         On December 29, 1998, the Company was notified that World Wide Capital Company arranged for a group of investors to purchase the entire position of the Company's major shareholder, Lloyd Fields. The transaction totaled 3.65 million shares of stock or 56.9% of the total outstanding shares.



       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            (a) Transactions With Management and Others.


       In May, 1992, the Board of Directors of the Company, including Messrs. Hurst and Musick, granted options to Mr. Hurst and Dr. Musick to acquire 400,000 Common Shares of the Company each at an exercise price of $.07 per share. The Board of Directors also approved the issuance of an option to Mr. Erik Van Horn, a key employee and director of the Company, entitling him to purchase 200,000 Common Shares at an exercise price of $.07 per share. (See "Management.")

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

On April 8, 1997, stock options of 100,000 shares each were approved for issuance by the Board of Directors in favor of Dr. James Musick, Roger Hurst and Erik Van Horn.

On May 1, 1998, stock options of 100,000 shares each were approved for issuance by the Board of Directors in favor of Dr. James Musick, Roger Hurst and Erik Van Horn.

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

       (c)  Indebtedness of Management.  None.





                               PART IV
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

       1. Financial Statements:
            Balance sheets, October 31, 1998 (Audited)
            Statements of Operations for the years ended October 31, 1998
                  (Audited), and 1997 (Audited)
            Statement of Stockholder's Equity for the years October 31, 1998
                  (Audited) and 1997 (Audited)
            Statements of Cash Flows for the years ended October 31, 1998
                  (Audited) and 1997 (Audited)
            Notes to Financial Statements for the years ended October 31, 1998
                  (Audited) and 1997 (Audited)




                               FINANCIAL STATEMENTS


                             Larry O'Donnell, CPA, P.C.
                              Telephone (303)745-4545
                          2280 South Xanadu Way, Suite 370
                                 Aurora, CO  80014

     Board of Directors
     Vitro Diagnostics, Inc.
     Littleton, Colorado

                          Independent Auditor's Report

     I have audited the accompanying balance sheet of Vitro Diagnostics, Inc. as of October 31, 1998 and the related statements of operations, stockholder's equity and cash flows for the years ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's. My responsibility is to express an opinion on these financial statements based on my audit

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing their accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro
Diagnostics, Inc. as of October 31, 1998 and the results of its operations and its cash flows for the years ended October 31, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/Larry O'Donnell

February 4, 1999

                                  VITRO DIAGNOSTICS, INC
                        Balance Sheet October 31, 1998 (Audited)

       Assets

  Current Assets:

       Cash                                              $        0
       Accounts Receivable-Trade,                           128,366
       Inventories                                          417,343
       Prepaid Expenses                                      63,543
       Deposits                                              15,000
                                                          ---------
  Total Current Assets                                      624,252


  Property, Plant and Equipment :

       Office Furniture and Equipment                       14,793
       Laboratory and EDP Equipment                        138,477
       Leasehold Improvements                               12,636
                                                         ---------
       Sub Total                                           165,906
       Less Accumulated Depreciation                      (139,020)
                                                         ---------
       Total Property, Plant and Equipment                  26,886

  Other Assets:
       Inventory  Non -Current                              51,471
       Patents                                              54,725
       Deposits                                              7,336
                                                         ---------
Total Other Assets                                         113,532
                                                         ---------
  Total Assets                                          $  764,670
                                                         =========

                    VITRO DIAGNOSTICS, INC
             Balance Sheet October 31, 1998 (Audited)

       Liabilities and Stockholders' Equity

  Current Liabilities:

       Accounts Payable - Trade                         $   85,039
       Bank Overdraft                                        4,248
       Accrued Salaries and Wages                              950
       Payroll Taxes Payable                                 9,310
       Accrued Expenses                                      2,447
       Short-Term Notes Payable                            154,708
                                                         ---------
       Total Current Liabilities                           256,702

  Stockholders' Equity

       Common Stock; 500,000,000 Shares of
        $.001 Par Value Authorized;
        6,413,702 Issued and Outstanding                   281,001
        Paid-in Capital in Excess
         of Par Value                                    3,255,328
       Accumulated Deficit                              (3,028,361)
                                                         ---------
       Total Stockholders' Equity                          507,968
                                                         ---------
       Total Liabilities and
        Stockholders' Equity                             $ 764,670
                                                         =========

    The accompanying notes are an integral part of these financial statements

                            VITRO DIAGNOSTICS, INC
                            Statement of Operations
               For The Years Ended October 31, 1998 and 1997 (Audited)


                                            1998              1997
                                        ----------         ---------
  Revenue
       Product Sales                    $1,232,244         $ 650,846

  Cost of Sales                            462,819           259,336
                                           -------           -------
       Gross Profit                        769,425           391,510


  Operating Expenses

       Selling, General and Admin         295,029            417,814
       Research and Development            52,209             81,579
       Depreciation                        14,897             15,245
                                          -------            -------
       Total Operating Expenses           362,135            514,638
                                          -------            -------
       Income (Loss) From Operations      407,290           (123,128)

  Other Income (Expense)

       Interest Expense                   (24,280)           (24,517)
       Penalties Expense                   (9,147)            (1,220)
       Miscellaneous Income                   624              4,420
                                          -------            -------
       Total Other Income (Expenses)      (32,803)           (21,317)
                                          -------            -------
       Net Income (Loss) For the Year  $  374,487          $(144,445)
                                       ==========          =========
       Net Income (Loss) Per
        Share of Common Stock
        Primary                        $     0.06          $  ($0.02)
                                       ==========          =========
        Fully diluted                  $     0.05             ($0.02)
                                       ==========          =========
        Weighted Average Number
        of Shares Outstanding
        During the Year
           Primary                      6,419,816          6,413,702
                                        =========          =========
           Fully Diluted                7,819,816          6,413,702
                                        =========          =========

                         VITRO DIAGNOSTICS, INC
                  Statement of Stockholders' Equity
       For the Years Ended October 31, 1998 and 1997 (Audited)

                         Common Stock           Capital in
                    Number                      Excess       Accumulated
                    of Shares      Par Value    of Par       Deficit        Total

Balance 10/31/96    6,286,816      $ 280,868    $ 3,204,961  $ (3,258,403)  $227,426

5/97 for services
  and rent            133,000            133         50,367                   50,500

Net loss for the
 year ended 10/31/97                                             (144,445)  (144,445)
                    ---------       --------     ----------   -----------   --------
Balance 10/31/97    6,419,816      $ 281,001    $ 3,255,328  $ (3,402,848)  $133,481

Net income for the
  year ended 10/31/98                                             374,487    374,487
                     ---------       --------     ----------   -----------   --------
Balance 10/31/98     6,419,816      $ 281,001    $ 3,225,328  $(3,028,301)  $507,968
                     =========       ========    ===========  ===========   ========

   The accompanying notes are an integral part of these financial statements.

                             VITRO DIAGNOSTICS, INC
                            Statements of Cash Flows
            For the Years Ended October 31, 1998 and 1997 (Audited)



                                           1998                    1997
Cash Flows from
   Operating Activities:
  Net Income (Loss)                       $  374,487             $ (144,445)
  Adjustments to Reconcile
   Net Income (Loss) to
   Net Cash Provided by
   Operating Activities:
     Depreciation                             14,897                 15,245
   Expenses Incurred for Stock                                       50,500
  Changes in Assets and Liabilities:
     (Increase) Decrease in
      Accounts Receivable                    (22,689)                    533
      Inventories                           (179,651)                (54,366)
      Prepaid Expenses                         3,895                  11,107
      Deposits                               (15,934)                  1,196

     Increase (Decrease) in
      Accounts Payable                       (84,728)                 54,071
      Accrued Expenses                           450                  (5,514)
      Payroll Taxes Payable                  (26,338)                 25,771
                                             --------                --------
Net Cash Provided (Used) by
  Operating Activities                        64,389                 (46,079)


 Cash Flows from
    Investing Activities:
  Capital Expenditures                       (13,793)                (10,619)
  Patents                                    (54,725)
                                            --------                  --------
    Net Cash Provided (Used)
     by Investing Activities                 (68,518)                (10,619)


Cash Flows from
   Financing Activities:
      Payments on
        Notes Payable, Bank                                          (14,130)
      Proceeds from Short
        Term Notes Payable                    7,635                   40,728
                                            --------                 --------
Net Cash Provided (Used) by
      Financing Activities                    7,635                   26,598
                                           --------                  --------

    Net Increase (Decrease) in Cash           3,506                  (30,100)

    Cash (Bank Overdraft)
         at Beginning of Year                (7,754)                  22,346
                                            --------                 --------
    Cash (Bank Overdraft)
         at End of Year                     $(4,248)                $ (7,754)
                                            =======                 ========

       Supplemental disclosures of cash flow information


                                             1998                   1997
         Cash paid during the year for:
            Interest                       $ 24,289               $ 24,517
            Income taxes                   $      -               $      -

The accompanying notes are an integral part of these financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          October 31, 1998 (Audited)


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

       Inventories consist of:

                                            10-31-98
                                           ------------
     Finished Goods                         $ 263,193
     Goods in Process                         115,432
     Raw Materials                             38,718
                                             --------
                                            $ 417,343
                                             ========

Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

       Cash equivalents - Cash includes demand deposits at banks.

       Patents - Patents are recorded at the cost of acquiring the patent. Amortization will begin when the patents are granted. If the patents are granted, the cost will be charged to operations in the year the patents are denied.

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


       NOTE #2: Common Stock and Stock Transactions

       The net earnings (loss) per share is based upon the weighted average number of shares outstanding during the year. Common stock warrants are not included in the calculation of earnings (loss) per share

       On May 15, 1992, the Board of Directors of the Company issued stock options, which are to be exercised at the market value on May 15, 1992, to Roger Hurst, Jim Musick and Erik Van Horn. The options are for a period of 10 years. Mr. Hurst and Dr. Musick were each granted the right to acquire 400,000 "restricted" common shares of the Company. Mr.
Van Horn was granted the right to acquire 200,000 "restricted" common shares of the Company. No options have been exercised.

       On May 7, 1996, stock options were approved for issuance by the Board of Directors in favor of Dr. James Musick and Mr. Erik Van Horn.
Dr. Musick was granted the right to purchase 200,000 shares of the Company's Common Stock and Mr. Van Horn 100,000 shares of the Company's Common
Stock at an exercise price equal to the market value at May 7, 1996.


On April 8, 1997, stock options of 100,000 shares were approved for issuance by the Board of Directors in favor of Dr. James Musick, Roger Hurst and Erik Van Horn.

On May 1, 1998, stock options of 100,000 shares were approved for issuance by the Board of Directors in favor of Dr. James Musick, Roger Hurst and Erik Van Horn.

       On October 28, 1997, the Company issued 8,000 "restricted" common Shares to Dr. Patrick Sluss, an unaffiliated third party, in exchange for the forgiveness of indebtedness aggregating $500.



       Note #3: LEASE OBLIGATION

       The Company's  lease at 8100 Southpark Way expires on December 31,
2001.  Monthly lease payments are $4,813.   Rent expense recorded under the
lease is $49,238 and $50,000 for the years ended October 31, 1998 and 1997, respectively.

        The Company leases laboratory equipment under leases which are classifie d as operating leases. Rent expense recorded under the leases is $44,809 and $81,902 for the years ended October 31, 1998 and 1997, respectively.

     Future minimum lease payments for each of the years ending October 31 are as follows: 1999 $112,000; 2000 $92,000; 2001 $75,000; 2002 $11,000.

       NOTE #4: Schedule of Short Term Notes Payable

        The Company has notes payable to individuals which are unsecured and due on demand as follows:

                             Issue          Interest
                             Date           Rate                  Balance
                            ----------      ------------          -----------
 Unrelated Party:
                              1/10/90            20.00%            $ 17,800
                              6/12/90           14.453%              27,010
                              6/30/95            15.00%              32,467
  Related Party:
  Corporate COO               6/29/95            15.00%              17,054
  Corporate COO                8/4/95            25.00%               8,939
  Corporate COO                7/7/97            25.00%              13,478
  Corporate COO                7/7/97            25.00%               8,345
  Corporate CEO              10/31/95            21.00%              29,615

                                       Total                       $154,708

           Interest expense to related parties was $15,968 and $23,929 for the years ended October 31, 1998 and 1997, respectively.


NOTE #5: Income Taxes

Income Taxes  - Deferred income taxes arise from the temporary differences
between financial   statement and income tax recognition of net operating
losses. A deferred tax asset arising from the net operating loss carryover of approximately $600,000 has been offset by a valuation allowance.

During the year ended October 31, 1998, the Company utilized a portion of its net operating loss carryover recognizing a benefit of approximately $140,000 which reduced the entire amount of its income tax expense.

At October 31, 1998, the Company has unused Federal net   operating loss carry
forwards which expire as follows:

       Carry Over     Expires      Original    Amount      Loss
       From F/Y       In F/Y       Loss        Utilized    Carryover
       -----------    ----------   ----------  ----------  ----------
          1988           2003      $  333,034  $  333,034  $
          1989           2004         783,474     192,229     591,245
          1990           2005         480,296                 480,296
          1991           2006          21,321                  21,321
          1995           2010         386,846                 386,846
          1997           2012         156,514                 156,514
                                                            ---------
                                                           $1,636,222
                                                            =========

NOTE 6.  Earnings per share

                                                  1998           1997

     Weighted number of shares outstanding      6,419,816    6,419,816

     Stock options                              1,400,000
                                               ----------    ---------

     Fully diluted number of shares
         outstanding                            7,819,816    6,419,816
                                               ==========    =========

NOTE 7. Concentrations

        Major customers - The Company had three major customers in 1998. They accounted for 35%, 16% and 15% of sales. The Company had three major customers in 1997. They accounted for 16%, 15% and 11% of sales.

     Credit risk - The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

     Raw materials - The Company purchases substantially all of its raw materials from one supplier.



                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 1999.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 9, 1999.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                     Roger Hurst

       Directors:

       /s/ Roger Hurst
       Roger Hurst

       /s/ James Musick
       James Musick

       /s/ Erik Van Horn
       Erik Van Horn