Form 10QSB
period 1999-01-31
VITRO DIAGNOSTICS INC
filed 1999-03-01
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1999

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

 The number of shares outstanding of each of the issuer's classes of common equity as of February 26, 1999, was 6,413,702.

PART I - FINANCIAL INFORMATION


                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)
                                                      January 31   October 31
                                                         1999          1998
                                                    ------------   ----------
    Current Assets
     Cash Equivalents                               $     5,750    $        -
     Accounts Receivable                                146,984       128,366
     Inventories                                        402,407       417,343
     Prepaid Expense                                     64,544        63,543
     Deposits                                             5,000        15,000
                                                    ------------   ----------
       Total Current Assets                             624,685       624,252
                                                    ------------   ----------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              19,473        12,636
     Office Equipment & Furniture                        14,793        14,793
     Lab & EDP Hardware & SW                            138,477       138,477
                                                    ------------   ----------
         Total Cost                                     172,743       165,906
     Less Depreciation                                 (141,989)     (139,020)
                                                    ------------   ----------
         Net Property & Equipment                        30,754        26,886
                                                    ------------   ----------

    Other  Assets
     Deposits                                             7,335         7,336
     Patents                                             54,725        54,725
     Inventory - Non Current                             51,471        51,471
                                                    ------------   ----------
    Total Other Assets                                  113,531       113,532
                                                    ------------   ----------
    Total Assets                                    $   768,970    $  764,670
                                                    ============   ==========

                          Vitro Diagnostics, Inc.
                               Balance Sheets


                     Liabilities & Stockholders Equity

                                                     (Unaudited)   (Audited)
                                                      January 31   October 31
                                                         1999         1998
                                                    ------------   ----------
    Current Liabilities
     Accounts Payable                             $      39,791  $     85,039
     Bank Overdraft                                                     4,248
     Salaries & Wages Payable                                             950
     Payroll Taxes Payable                                  285         9,310
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                         157,561       154,708
                                                    ------------   ----------
        Total Current Liabilities                       200,084       256,702
                                                    ------------   ----------

    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,413,702 shares outstanding
        at 01/31/99 and 6,413,702
        outstanding at 10/31/98                         281,001       281,001
     Paid in Capital in Excess of Par                 3,255,328     3,255,328
     Accumulated Deficit                             (2,967,443)   (3,028,361)
                                                    ------------   ----------
        Total Shareholders' Equity                      568,886       507,968
                                                    ------------   ----------
    Total Liabilities and
      Shareholders' Equity                          $   768,970    $  764,670
                                                    ============   ==========

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                               Three Months Ended
                                                    January 31,
                                              1999                 1998
                                           ------------      -------------
    Revenue
     Product Sales                        $     322,091     $      96,100
                                           ------------      ------------
        Gross Revenue                           322,091            96,100

    Cost of Sales
        Product                                 123,254            66,992
                                           ------------      ------------
        Total Cost of Sales                     123,254            66,992
                                           ------------      ------------
        Gross Profit                            198,837            29,108
                                           ------------      ------------

    Operating Expenses
    Selling, General & Admin                     76,124           123,463
     Research and Development                    56,853            18,289
                                           ------------      ------------
        Total Expenses                          132,977           141,752
                                           ------------      ------------
        Gain (Loss) from Operations              65,860          (112,645)
                                           ------------      ------------

    Other Income (Expense)
     Other Income                                 1,275
     Interest Expense                            (6,216)          (9,546)
                                           ------------      -----------
        Total Other Income & Expense             (4,941)          (9,546)
                                           ------------      -----------

        Net Gain (Loss)                   $      60,919     $   (122,190)
                                           ============      ===========
       Gain (Loss) Per Share of Common Stock
           (6,413,702 Shares outstanding
           at 01/31/99 and 6,413,702
           outstanding at 01/31/98)       $        0.01     $      (0.02)
                                           ============      ===========

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.

                         Statements of Cash Flows
      Three Months Ending 01/31/99 and 98    Twelve Months Ending 10/31/98

                                                (Unaudited)  (Unaudited)  (Audited)
                                                January 31,  January 31,  October 31,
                                                1999         1998         1998
                                                -----------  -----------  ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                           $    60,919  $ (122,190) $    374,487
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                     2,969       3,611        14,897
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                         (18,618)     73,546       (22,689)
        Inventories                                  14,936     (70,306)     (179,651)
        Prepaid Expenses                             (1,001)     12,423         3,895
        Deposits                                     10,000           -       (15,934)
      (Decrease) increase in-
        Accounts Payable                            (45,248)    (67,351)      (84,728)
        Deferred Income                                         305,000             -
        Salaries & Wages Payable                       (950)       (250)            -
        Payroll Taxes Payable                        (9,025)     (4,791)      (26,338)
        Accrued Expenses                                  -           -           450
                                                 ----------  ----------    ----------
     Net Cash Provided (Used) by
        Operating Activities                         13,982     129,692        64,389
                                                 ----------  ----------    ----------
    Cash Flows From Investing Activities
      Capital Expenditures                           (6,837)     (5,897)      (13,793)
      Patents                                                                 (54,725)
                                                 ----------  ----------    ----------
    Net Cash Used by Financing Activities            (6,837)     (5,897)      (68,518)
                                                 ----------  ----------    ----------
    Cash Flows from Financing Activities
      Increase (Decrease) in Short Term
        Notes Payable                                 2,853       1,078         7,635
                                                 ----------  ----------    ----------
      Net Cash from Investing Activities              2,853       1,078         7,635
                                                 ----------  ----------    ----------
      Net Increase (Decrease) in Cash                 9,998     124,873         3,506
      Cash (Bank Overdraft) beginning                (4,248)     (7,752)       (7,754)
                                               ------------  ----------    ----------
      Cash (Bank Overdraft) Ending            $       5,750  $  117,121    $   (4,248)
                                               ============  ==========   ===========

Supplemental disclosures of cash flow information

Cash paid during the year for:
   Interest                                   $       6,216  $    9,546    $    24,289
                                               ============  ==========   ============


The accompanying notes are an integral part of the financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                         January  31, 1999 (Unaudited)

Basis of Presentation

The information for the three months ended January 31, 1999 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                            01-31-99
                                          ------------
     Finished Goods                         $ 169,298
     Goods in Process                         165,432
     Raw Materials                             67,677
                                           ----------
                                            $ 402,407
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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


  At October 31, 1999, the Company has unused Federal net operating loss carry forwards which expire as follows:

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



       NOTE #4: LEASE OBLIGATION

The Company's lease at 8100 Southpark Way expires on December 31, 2001. Lease payments are $5,295 per month.

       NOTE #5: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party               --------           ---------        -------
  Demand Notes:                 01/10/90             20.000%        $18,704
                                06/12/90             14.453%         27,998
  Related Party                 06/30/95             15.00%          33,699
  Corporate COO                 06/29/95             15.00%          17,701
  Corporate COO                 08/04/95             25.00%           9,510
  Corporate COO                 07/01/97             25.00%          23,216
  Corporate CEO,
    Demand Note                 10/31/95             21.00%          26,733
                                                                    -------
                                                    Total          $157,561


     NOTE #6: Patents and Trademark

     The Company presently does not hold any patents. The Company has one patent application pending with the United States Patent and Trademark Office concerning a method for the purification of FSH. This same application is pending in various foreign countries through a PCT filing. The Company holds a trademark on its logo and phrase "Naturally Pure Antigens". An additional application concerning immortalization of pituitary cells is now pending with the United States Patent and Trademark Office.

     NOTE #7: Y2K Issues

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the first quarter 1999 were $132,977, the Cost of Sales was $123,254 and Other Income/Expense netted $4,941. These expenses total $261,172 or $87,057 per month. Gross Revenues for the first quarter were $322,091 or $107,364 per month. This equates to a $20,307 gain per month. On January 31, 1999 the Company had $5,750 in Cash and $146,984 in Accounts Receivable - Trade for a total of $152,734.

       Capital is required for the new product development described in "Description of Business" (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.

       Comparison of 3 Month Periods January 1999 to January 1998

       The Company's net revenue increased from 1998. The net gain for the first quarter 1999 of $60,919 is an increase of $183,109 from 1998. The revenue increase in 1999 was due to increased sales. Working capital at January 31, 1999 amounted to $419,601 which was a $496,460 increase from the $(76,859)in working capital at January 31, 1998. An increase in inventories and a decrease in deferred income caused the change in working capital.

       The Company's revenues from product sales (purified antigens) for the quarter ended January 31, 1999 were $322,091 or 335% more than the $96,100 in product sales for the quarter ended January 31, 1998.

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

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1999.

                                     Vitro Diagnostics, Inc.
                                          (Company)

                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 26, 1999.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst