Form 10QSB
period 1999-04-30
VITRO DIAGNOSTICS INC
filed 1999-05-13
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1999

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

 The number of shares outstanding of each of the issuer's classes of common equity as of May 10, 1999, was 6,413,702.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)    (Audited)
                                                      April 30      October 31
                                                         1999          1998
    Current Assets
     Cash Equivalents                            $       (3,553)$           0
     Accounts Receivable                                228,143       128,366
     Inventories                                        399,777       417,343
     Prepaid Expense                                     70,272        63,543
     Deposits                                                          15,000
                                                   ------------  ------------
       Total Current Assets                             694,638       624,252
                                                   ------------  ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              27,855        12,636
     Office Equipment & Furniture                        14,793        14,793
     Lab & EDP Hardware & SW                            139,055       138,477
                                                   ------------  ------------
         Total Cost                                     181,703       165,906
     Less Depreciation                                 (145,381)     (139,020)
                                                   ------------  ------------
         Net Property & Equipment                        36,322        26,886
                                                   ------------  ------------
    Other  Assets
     Deposits                                            12,336         7,336
     Inventory - Non Current                             51,471        51,471
     Intangible Assets                                   74,954        54,725
    Total Other Assets                                  138,761       113,532
                                                   ------------  ------------
    Total Assets                                  $     869,721 $     764,670
                                                   ============  ============



                          Vitro Diagnostics, Inc.
                               Balance Sheets



                     Liabilities & Stockholders Equity


                                                     (Unaudited)    (Audited)
                                                      April 30      October 31
                                                         1999          1998
    Current Liabilities
     Accounts Payable                             $      73,488  $     85,039
     Bank Overdraft                                           -         4,248

     Salaries & Wages Payable                               150           950
     Payroll Taxes Payable                                6,803         9,310
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                         164,556       154,708
                                                   ------------  ------------
        Total Current Liabilities                       247,444       256,702
                                                   ------------  ------------



    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,413,702 shares outstanding
        at 04/30/99 and 6,413,702
        outstanding at 04/30/98                         281,001       281,001
     Paid in Capital in Excess of Par                 3,255,328     3,255,328
     Accumulated Deficit                             (2,914,052)   (3,028,361)
                                                   ------------  ------------
        Total Shareholders' Equity                      622,277       507,968
                                                   ------------  ------------
    Total Liabilities and
      Shareholders' Equity                        $     869,721 $     764,670
                                                   ============  ============

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                         Three Months Ended     Six Months Ended
                                         April 30,              April 30,
                                         1999       1998         1999      1998
                                         --------   ---------    ---------   --------
    Revenue
     Product Sales                      $ 306,154  $ 687,808    $ 628,245   $ 783,908
                                         --------   --------     --------    --------
        Gross Revenue                     306,154    687,808      628,245     783,908

    Cost of Sales
     Product                               78,209    249,341      201,463     316,333
                                         --------   --------     --------    --------
        Total Cost of Sales                78,209    249,341      201,463     316,333
                                         --------   --------     --------    --------
        Gross Profit                      227,945    438,467      426,782     467,575


    Operating Expenses
     Selling, General & Administrative     83,275     54,200      159,399     177,663
     Research and Development              82,519     19,340      139,372      37,629
                                         --------   --------     --------    --------
        Total Expenses                    165,794     73,540      298,771     215,292
                                         --------   --------     --------    --------
        Gain from Operations               62,151    364,927      128,011     252,283
                                         --------   --------     --------    --------
Other Income (Expense)
     Other Income                           1,500                   2,775           0
     Interest Expense                     (10,260)    (9,681)     (16,477)    (19,227)
                                         --------   --------     --------    --------
        Total Other Income and (Expense)   (8,761)    (9,681)     (13,702)    (19,227)
                                         --------   --------     --------    --------
        Net Gain                        $  53,390  $ 355,246    $ 114,309   $ 233,056
                                         ========   ========     ========    ========
       Gain Per Share of Common Stock
           (6,413,702 Shares outstanding
           at 04/30/99 and 6,413,702
           outstanding at 04/30/98)     $    0.01  $    0.06    $    0.02   $    0.04
                                         ========   ========     ========    ========

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.

                         Statements of Cash Flows
           Six Months Ending 04/30/99 and 98    Twelve Months Ending 10/31/98

                                                (Unaudited)  (Unaudited)  (Audited)
                                                April 30,    April 30,    October 31,
                                                1999         1998         1998
                                                -----------  -----------  ------------
    Cash Flows from Operating Activities
    Net Income (Loss)                           $   114,309  $   233,056  $    374,487
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                     6,363        7,223        14,897
      Expenses Incurred for Stock
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                         (99,777)     (71,011)      (22,689)
        Inventories                                  17,566      (39,026)     (179,651)
        Prepaid Expenses                             (6,729)      12,423         3,895
        Deposits                                     10,000            -       (15,934)
      (Decrease) increase in-
        Accounts Payable                            (11,551)     (88,111)      (84,728)
        Salaries & Wages Payable                       (800)        (300)            -
        Payroll Taxes Payable                        (2,507)     (31,083)      (26,338)
        Accrued Expenses                                  -            -           450
                                                 ----------  -----------    ----------
     Net Cash Provided (Used) by
        Operating Activities                         26,874       23,171        64,389
                                                 ----------  -----------    ----------
    Cash Flows From Investing Activities
      Capital Expenditures                          (15,798)      (5,897)      (13,793)
      Patents                                       (20,229)                   (54,725)
                                                 ----------  -----------    ----------
    Net Cash Used by Investing Activities           (36,027)      (5,897)      (68,518)
                                                 ----------  -----------    ----------
    Cash Flows from Financing Activities
      Increase in Short Term
        Notes Payable                                 9,848        5,119         7,635
                                                 ----------  -----------    ----------
      Net Cash from Financing Activities              9,848        5,119         7,635
                                                 ----------  -----------    ----------
      Net Increase (Decrease) in Cash                   695       22,393         3,506
      Cash Beginning                                 (4,248)      (7,754)       (7,754)
                                               ------------  -----------    ----------
      Cash Ending                             $      (3,553) $    14,639   $    (4,248)
                                               ============  ===========   ===========

Supplemental disclosures of cash flow information

Cash paid during the year for:
   Interest                                   $     17,734   $     9,681   $     24,289
                                               ============  ===========   ============


The accompanying notes are an integral part of the financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          April 30, 1999 (Unaudited)

Basis of Presentation

The information for the six months ended April 30, 1999 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

       Inventories consist of:
                                            04-30-99
                                          ------------
     Finished Goods                         $ 307,275
     Goods in Process                          66,057
     Raw Materials                             26,445
                                           ----------
                                            $ 399,777
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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



       NOTE #4: LEASE OBLIGATION

The Company's lease at 8100 Southpark Way expires on December 31, 2001. Lease payments are $4,813 per month until December 31, 1999; $4,933 per month for the calender year 2000 and $5,054 for the calander year 2001.



       NOTE #5: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party               --------           ---------        -------
  Demand Notes:                 01/10/90             20.000%        $19,655
                                06/12/90             14.453%         29,022
  Related Party                 06/30/95             15.00%          34,979
  Corporate COO                 06/29/95             15.00%          18,373
  Corporate COO                 08/04/95             25.00%          10,116
  Corporate COO                 07/01/97             25.00%          24,697
  Corporate CEO,
    Demand Note                 10/31/95             21.00%          27,714
                                                                    -------
                                                    Total          $164,556
                                                                    =======

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company's Operating Expenses for the second quarter 1999 were $298,771, the Cost of Sales was $201,463 and Other Income/Expense netted $13,702. These expenses total $486,532 or 81,089 per month. Gross Revenues for the second quarter were $628,245 or $104,708 per month. This equates to a $23,619 gain per month. On April 30, 1999 the Company had $(3,553) in Cash and $228,143 in Accounts Receivable - Trade for a total of $224,590.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion.



       Comparison of 3 Month Periods April 1999 to April 1998

       The Company's net revenue decreased from 1998. The net gain for the second quarter 1999 of $53,391 is an decrease of $301,855 from 1998. The revenue decrease in 1999 was due to decreased sales. In the second quarter of 1998 the Company had a $435,000 sale of a custom product to a large pharmaceutical company. Working capital at April 30, 1999 amounted to $447,194 which was a $255,101 increase from the $192,093 in working capital at April 30, 1998. An increase in Accounts Receivable - Trade and inventory were responsible for the change in working capital.

       The Company's revenues from product sales (purified antigens) for the quarter ended April 30, 1999 were $306,154 or 55% less than the $687,808 in product sales for the quarter ended April 30, 1998.

Total milligram quantities of all products sold for the three months ended April 30, 1999 equaled 1,026 as compared to 3,812 milligrams sold during the three months ended April 30, 1998.

       Comparison of Six Month Periods April 30, 1999 to April 30, 1998

       The net gain for the first six months of 1999 of $114,309 was a decrease of $118,747 over the $233,056 gain in 1998.

       The Company's revenues from product sales for the six months ended April 30, 1999, were $687,808 or 12% less than the $783,908 in product sales for the six months ended April 30, 1998.

       Total milligram quantities of all products sold for the six months ended April 30, 1999 equaled 2,178 as compared to 4,082 milligrams sold during the six months ended April 30, 1998.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 1999.

                                     Vitro Diagnostics, Inc.
                                          (Company)


                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on May 11, 1999.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst