Form 10QSB
period 1999-07-31
VITRO DIAGNOSTICS INC
filed 1999-08-26
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AN EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1999

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

 The number of shares outstanding of each of the issuer's classes of common equity as of August 18, 1999, was 7,318,228.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets

                                   Assets

                                                     (Unaudited)    (Audited)
                                                       July 31      October 31
                                                         1999            1998
    Current Assets
     Cash Equivalents                            $      137,973 $       0
     Accounts Receivable                                171,045       128,366
     Inventories                                        512,441       417,343
     Prepaid Expense                                     70,272        63,543

Deposits
15,000
                                                   ------------  ------------
       Total Current Assets                             891,731       624,252
                                                   ------------  ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              27,645        12,636
     Office Equipment & Furniture                        14,793        14,493
     Lab & EDP Hardware & SW                            140,843       138,477
                                                   ------------  ------------
         Total Cost                                     183,281       165,906
     Less Depreciation                                 (148,987)     (139,020)
                                                   ------------  ------------
         Net Property & Equipment                        34,294        26,886
                                                   ------------  ------------
    Other  Assets
     Deposits                                            12,336         7,336
     Inventory - Non Current                             51,471        51,471
     Patents                                            95,214
54,725
                                                   ------------  ------------
    Total Other Assets                                  159,021       113,532
                                                   ------------  ------------
    Total Assets                                  $   1,085,045 $     764,670
                                                   ============  ============

                          Vitro Diagnostics, Inc.
                               Balance Sheets

                     Liabilities & Stockholders Equity

                                                     (Unaudited)    (Audited)
                                                       July 31      October 31
                                                         1999          1998
    Current Liabilities
     Accounts Payable                             $      43,052  $     85,039
     Bank Overdraft                                           -         4,248
     Salaries & Wages Payable                                             950
     Payroll Taxes Payable                                1,285         9,310
     Accrued Expenses                                     2,447         2,447
     Notes Payable - Short Term                         150,000       154,708
                                                   ------------  ------------
        Total Current Liabilities                       196,784       256,702
                                                   ------------  ------------
    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        6,413,702 shares outstanding
        at 10/31/98 and 7,318,228
        outstanding at 07/31/99                         281,942       281,001
     Paid in Capital in Excess of Par                 3,538,799     3,255,328
     Accumulated Deficit                             (2,932,479)   (3,028,361)
                                                   ------------  ------------
        Total Shareholders' Equity                      888,261       507,968
                                                   ------------  ------------
    Total Liabilities and
      Shareholders' Equity                        $   1,085,045 $     764,670
                                                   ============  ============

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                         Three Months Ended     Nine Months
Ended
                                         July 31,               July 31,
                                         1999       1998         1999
1998
                                         --------   ---------    ---------
--------
    Revenue
     Product Sales                      $ 149,368  $ 211,992    $ 777,613   $
995,900
                                         --------   --------     --------
--------
        Gross Revenue                     149,368    211,992      777,613
995,900
    Cost of Sales
     Product                               18,695     43,717      220,158
360,050
                                         --------   --------     --------
--------
        Total Cost of Sales                18,695     43,717      220,158
360,050
                                         --------   --------     --------
--------
        Gross Profit                      130,674    168,275      557,456
635,850

    Operating Expenses
     Selling, General & Administrative     67,307    145,293      226,706
322,956
     Research and Development              56,634     20,681      193,006
58,310
                                         --------   --------     --------
--------
        Total Expenses                    120,940    165,974      419,711
381,266
                                         --------   --------     --------
--------
        Gain from Operations                9,734      2,301      137,745
254,584
                                         --------   --------     --------
--------
Other Income (Expense)
     Other Income                           1,650        400
4,425         400
     Interest Expense                     (29,811)    (9,612)     (46,287)
(28,839)
     Penalties Expense                               (9,147)
-                  (9,147)        -
                                         --------   --------     --------
--------
        Total Other Income and (Expense)  (28,161)    (18,359)    (41,862)
(37,586)
                                         --------   --------     --------
--------
        Net Gain                        $ (18,427) $(16,058)   $ 95,883   $
216,998
                                         ========   ========     ========
========
       Gain Per Share of Common Stock
           (6,413,702 Shares outstanding
           at 07/31/98 and 7,318,228
           outstanding at 07/31/99)     $   (0.00)  $   (0.00)   $    0.01
$    0.03
                                         ========   ========     ========
========

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.

                         Statements of Cash Flows
           Nine Months Ending 07/31/99 and 98    Twelve Months Ending 10/31/98

                                                (Unaudited)  (Unaudited)
(Audited)
                                                July 31,     July 31,
October 31,
                                                1999         1998         1998
                                                -----------  -----------
------------
    Cash Flows from Operating Activities
    Net Income (Loss)                           $    95,883  $   216,998  $
(144,622)
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                     9,967
10,886        15,245
      Expenses Incurred for Stock                         -
-        50,500
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                         (42,679)
(11,295)          533
        Inventories                                 (95,098)     (54,475)
(54,366)
        Prepaid Expenses                             (6,729)
10,679        11,107
        Deposits                                      9,998
(12,000)  1,196
        Intangible Assets                            (40,489)
(2,465)          -
      (Decrease) increase in-
        Accounts Payable                            (41,987)
(95,628)       54,071
        Salaries & Wages Payable                   (950)
-              -
        Payroll Taxes Payable                       (8,025)    (30,374)
25,771
        Accrued Expenses                                  -
-        (5,514)
                                                 ----------  -----------
----------
     Net Cash Provided (Used) by
        Operating Activities                       (120,109)      32,326
(46,079)
                                                 ----------  -----------
----------
    Cash Flows From Investing Activities
      Capital Expenditures                           (17,375)     (8,592)
(10,619)
                                                 ----------  -----------
----------
    Net Cash Used by Financing Activities            (17,375)
(8,592)      (10,619)
                                                 ----------  -----------
----------
    Cash Flows from Financing Activities
      Increase (decrease) in Short Term
        Notes Payable                                (4,706)
11,865        40,728
      Decrease in Notes Payable, Bank                     -            -
(14,130)
      Proceeds from Issuance of Common Stock 284,411       -               -
                                                 ----------  -----------
----------
      Net Cash from Investing Activities            279,705
11,865        26,598
                                                 ----------  -----------
----------
      Net Increase (Decrease) in Cash              142,221      35,599
(30,100)
      Cash Beginning                                   (4,248)
(7,754)       22,346
                                               ------------  -----------
----------
      Cash Ending                             $     137,973  $    27,845
$    (7,754)
                                               ============  ===========
===========

Supplemental disclosures of cash flow information

Cash paid during the year for:
   Interest                                   $      46,287  $     9,612
$     24,517
                                               ============  ===========
============


The accompanying notes are an integral part of the financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                          July 31, 1999 (Unaudited)

Basis of Presentation
The information for the nine months ended July 31, 1999 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

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

Depreciation and Amortization - Equipment is stated at lower of cost or estimated market value and is being depreciated on the straight-line basis over estimated useful lives of 3 to 10 years. Intangible assets are amortized on the straight line method per the following: patents, and trademarks 204 months. Patent expenses will not be amortized until patent is granted.
If a particular patent is not granted, costs associated with that patent will be expensed.

Inventories - They are valued at the lower of cost or market using the first-in first-out method.

       Inventories consist of:
                                            07-31-99
                                          ------------
     Finished Goods                         $ 342,372
     Goods in Process                          66,057
     Raw Materials                            104, 012
                                           ----------
                                            $ 512,441
                                           ==========
Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

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


  At October 31, 1998, the Company has unused Federal net operating loss carry forwards which expire as follows:

       Carry Over     Expires      Original     Amount       Loss
       From F/Y       In F/Y       Loss         Utilized     Carryover
       ----------     -------      --------     --------     ---------
          1988           2003       $333,034    $333,034
          1989           2004        783,474        192,229    591,245
          1990           2005        480,296                         480,296
          1991           2006         21,321                            21,321
          1995           2010        386,846                         386,846
          1997           2012        156,514                         156,514
                                                             ---------
                                                            $1,636,222

       NOTE #3:  Common Stock and Stock Transactions

The net loss or gain per share is based upon the weighted average number of shares outstanding during the year. Common stock warrants are not included in the calculation of loss or gain per share.
       NOTE #4: LEASE OBLIGATION

The Company's lease at 8100 Southpark Way expires on December 31, 2001. Lease payments are $4,813 per month for calendar year 1999, $4,934 in 2000 and $5,054 in 2001.

       NOTE #5: Schedule of Short Term Notes Payable

                                 Issue             Interest
                                  Date               Rate           Balance
  Unrelated Party               --------           ---------        -------
 Bank One Note:                06/28/99              8.500%        $150,000

             ----------
                                                    Total          $150,000
                                                                    =======

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company's Operating Expenses for the third quarter 1999 were $120,940, the Cost of Sales was $18,695 and Other Income/Expense netted $28,161. These expenses total $167,796 or $55,932 per month. Gross Revenues for the third quarter were $149,368 or $49,789 per month. This equates to a $6,143 loss per month. On July 31, 1999 the Company had $137,973 in Cash and $171,045 in Accounts Receivable - Trade for a total of $309,018.

       Capital is required for the new product development described in "Description of Business (Item 1). This capital will come from operating profits or outside investment. Assets will not be sold to finance expansion. New Product development will be limited by the availability of capital for expansion. The Company did obtain two loans totaling $400,000 from Bank One. $150,000 is a loan for four years and $250,000 is a yearly line of credit.

       Comparison of 3 Month Periods July 31, 1999 to July 31, 1998

       The Company's net revenue decreased from 1998. The net loss for the third quarter 1999 of $18,427 is a decrease of $2,369 from 1998. The revenue decrease in 1999 was due to decreased sales. Working capital at July 31, 1999 amounted to $694,947 which was a $440,503 increase from the $254,444 in working capital at July 31, 1998. An increase in Cash, Accounts Receivable-Trade and Inventories were responsible for the change in working capital.
       The Company's revenues from product sales (purified antigens) for the quarter ended July 31, 1999 were $149,368 or 30% less than the $211,992 in product sales for the quarter ended July 31, 1998.

Total milligram quantities of all products sold for the three months ended July 31, 1999 equaled 867 compared to 558 milligrams sold during the three months ended July 31, 1998.

       Comparison of Nine Month Periods July 31, 1999 to July 31, 1998

       The net gain for the first nine months of 1999 of $95,883 was a decrease of $121,115 over the $216,998 gain in 1998.

       The Company's revenues from product sales for the nine months ended July 31, 1999, were $777,613 or 22% less than the $995,900 in product sales for the nine months ended July 31, 1998.

       Total milligram quantities of all products sold for the nine months ended
July 31, 1999 equaled 3,044 as compared to 4,639 milligrams sold during the nine months ended July 31, 1998.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 1999.

                                     Vitro Diagnostics, Inc.
                                          (Company)

                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 23, 1999.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst