Form 10KSB
period 1999-10-31
VITRO DIAGNOSTICS INC
filed 2000-02-01
CIK 793171

CONFORMED COPY

                                    FORM 10-KSB

                                    UNITED STATES
                         SECURITIES AN EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-17378

                                 VITRO DIAGNOSTICS, INC.

               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Nevada                                  84-1012042
______________________________        _________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

     8100 Southpark Way, Bldg B-1 , Littleton, Colorado       80120
________________________________________________________________________
(Address of principal executive offices)                     (Zip  Code)

                               (303) 794-2000
      ________________________________________________________________
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  X         No
    ---           ---

Check if there is no disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or
any amendment to this form 10-QSB.  [   ]

The issuer's revenues for its most recent fiscal year were $835,452

The aggregate market value of the 2,240,358 shares of voting stock held by non-affiliates of the Company calculated by taking the average of the bid and the ask ($3.22 as quoted on January 27, 2000) was $7,213,953.

The number of shares outstanding of the issuer's common equity as of January 31, 2000, was 8,455,087.

Document incorporated by reference:    None

This report consists of 22 pages, including one page constituting the cover page.

Except for the historical information contained herein, this document contains forward-looking statements relating to future financial results or business expectations. These statements are identified by words such as "expects," "anticipates" or "hopes." Investors should be aware that business plans may change as circumstances warrant. Actual results could differ materially as a result of risk-related factors over which the company has no control. Such factors include, but are not limited to those discussed in "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Investors should not put undue reliance on these forward looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  History and Business and Properties background

The Company was incorporated under the laws of the State of Nevada on March 31, 1986. In July of 1989, former management of the Company was replaced by a new management team which assumed control over all Company operations.
The new management team has endeavored since said date to transform Vitro Diagnostics, Inc. into a biotechnology company. The Company currently manufactures purified human antigens for diagnostic use only.

The Company's revenues and profits or losses have been attributable to the manufacture of purified human antigens.

PURIFIED DIAGNOSTIC ANTIGENS

The Company is presently only one of a few companies in the world that specialize in the purification of human pituitary hormones. The pituitary hormones include Growth Hormone, Prolactin, LH, LH beta, LH alpha, FSH, FSH beta, FSH alpha, TSH, TSH alpha, and TSH beta. The tumor marker antigens include CEA, rCEA, AFP, PSA, hCG, beta hCG and alpha hCG. These hormones and tumor markers are sold to diagnostic kit manufacturers, distributors, and to university researchers.

Human tissues, fluids or media collected from cultured cells are used as the raw materials for production. The Company has several sources available for each of these raw materials and the Company does not consider its raw material supply to be an obstacle for the foreseeable future. The Company protects its purification technology as proprietary and trade secret information. The Company has one US patent granted for the purification of FSH. (See "Patents and Trademarks")

Purified human antigens are subject to minimal FDA regulations as they are considered Class I diagnostic devices. The Company operates its antigen purification operation in accordance with all relevant regulations.

Additional details concerning the Company's products may be found in the Company's web site, www.vitrodiag.com.


MARKETS AND DISTRIBUTION FOR PURIFIED ANTIGENS

The market for the pituitary hormones arose out of the field of endocrinology and understanding of the regulatory function of the pituitary gland. These functions include control of body growth, reproduction and metabolism regulation. The market for the purified tumor markers arose from cancer research. Tumor markers are produced by malignant tumors. When released into the blood, these markers can be measured by immunodiagnostic tests.

The Company's antigens are raw materials of the diagnostic testing industry. They are purchased for use in diagnostic kits, standards and controls, antibody production, and research. The Company presently sells to over 150 clients, the majority of which are domestic. The Company utilizes its employees and independent brokers and distributors to assist in sales efforts.

During the most recent fiscal year ended October 31, 1999, sales made to any one customer in an aggregate amount equal to 10% or more of the Company's consolidated revenues included: Jerome Diagnostics and Bio Rad.


NEW PRODUCT DEVELOPMENT

To reduce the dependence on human tissue and fluid as a raw material source, the Company is developing cell lines. In addition to the cost of the raw material being less expensive with a cell line, the purity of the raw cell line material can be as high as 90%, compared to tissue extracts that are usually less than 0.1% pure. Purer raw materials result in lower production costs.

The Company has shown significant developments in its ongoing research to immortalize human pituitary cells. Total expenses in R&D for 1999 were $271,016 which was an increase of $218,807 over 1998 expenses of $52,209. Its patent pending technology concerns methods to immortalize cells by genetic engineering. Historically, human cells that are grown in vitro by cell culture methods eventually die. The Company is developing immortalization technology that prevents the death of these cells.
Cells immortalized by the Company's method continue to divide in cell culture. FSH, LH and Growth Hormone are the initial targeted products to be developed through this method. FSH and LH regulate reproduction, therefore they are used in the treatment for infertility. The global therapeutic market for these hormones exceeds $800 million per year.
Growth Hormone is used to treat deficiencies in children for short stature and in adults for growth hormone deficiency. The annual market for Growth Hormone is approximately $2 billion. Future applications for this immortalization technology may be treatment of Alzheimer's, Parkinson's, Amyotrophic Lateral Sclerosis and Diabetes.

In order to commercialize therapeutics, initially urofollitropin, the Company must outsource the manufacturing to a FDA-regulated facility. The Company's technology will be transfered to this facility to purify materials for clinical trails that are needed to file an ANDA (Abbreviated New Drug Application) with the FDA for the approval of generic drugs. The Company has retained a former FDA employee as a consultant to assist with all aspects of submitting an ANDA to the FDA and other issues related to regulatory approvals.

COMPETITION

According to independent distributors and brokers of antigens and antibodies, Vitro has displaced Dr. Albert Parlow, a professor at UCLA, as the largest supplier of pituitary antigens in the United States. Dr. Parlow still supplies the National Institutes of Health with pituitary antigens, but most of
the private sector uses Vitro's products.   Cortex Biochem, located in
San Leandro, California, who was once a broker for Vitro's products, has partnered with HDM Labs in Long Beach, New York to manufacture pituitary hormones. Currently, their prices are much higher than Vitro's and the purity is yet to be determined.



PATENTS AND TRADEMARKS


The Company's first patent, "Method for Purifying FSH", United States patent number 5,990,288 claims a new purification and production method for the manufacture of pharmaceutical grade, high purity human FSH derived from urine, recombinant DNA methods or FSH-producing cell lines. This patent was issued on November 23, 1999. The term of the patent extends for twenty years from the filing date of May 8, 1998. A continuation-in-part application has been filed in the US. Foreign applications have been filed in Canada, United Kingdom, Australia, New Zealand and the European patent office.

Another pending patent concerns the technology for immortalization of human cells. Projected issue date is Summer 2001.

The Company also has a pending patent concerning a multiple dose syringe for use in the delivery of injectable FSH or other substances. Projected issue date is Spring 2002.

A proprietary position for the production of recombinant PSA for use in the treatment of prostate and other cancers is patent pending with the projected issue date in Spring 2002.


EMPLOYEES

The Company presently has ten full time employees, eight scientific and two administrative. Full time employees include Roger Hurst, the Company's President, and Jim Musick, the Company's Chief Operating Officer.


RISK FACTORS

The projected product development activities outlined herein depend on available capitalfor completion. This capital is presently being provided by operations and a small bank line of credit, however in order to commercialize FSH and continue the pituitary immortalization research, outside funds must be obtained. The Company has applied for research grant funding to support its research, but no funds have been awarded and there is no assurance of receiving any money. Also, although management believes the Company competes favorably within the industry in which it operates, there can be no assurance that the Company can obtain sufficient working capital to continue product development and other steps necessary to maintain its competitive position.

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


The nature of the Company's business does not subject it to compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, which would have a material effect upon the capital expenditures, earnings or competitive position of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's administrative headquarters, research and development laboratories and manufacturing facilities are located in a 5,700 square foot, one-story brick building leased by the Company and located at 8100
Southpark Way, Building B-1, Littleton, CO 80120.   The facilities
lease expires on December 31, 2001. The Company has outgrown this facility and will be looking for larger building as soon as capital is available.


ITEM 3.  LEGAL PROCEEDINGS

There are currently no legal matters or other regulatory procedures pending or threatened which involve the Company or its property or any of the principal shareholders or officers or directors in their capacities as such.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended October 31, 1999, there were no matters submitted to a vote of security holders.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a) Market Information

The following information sets forth the high and low bid price for the Company's common stock for each quarter within the last two fiscal years. The Company's common stock is traded over-the-counter and quoted on the Bulletin Board. The following information has been obtained by the Company with reference to such source.

Price Ranges ( Closing Bid)

Quarter Ended                              High                    Low
-------------                              ------                  ------
          January 31, 1998                 $  .07                  $  .04
          April 30, 1998                   $  .07                  $  .04
          July 31, 1998                    $  .52                  $  .07
          October 31, 1998                 $  .35                  $  .14
          January 31, 1999                 $  .65                  $  .62
          April 30, 1999                   $  .75                  $  .75
          July 31, 1999                    $ 2.125                 $ 1.875
          October 31, 1999                 $ 2.31                  $ 2.00

The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities. The existence of market quotations should not be considered evidence of the "established public trading market". The over-the-counter market quotations above reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


b) HOLDERS

As of October 31, 1999 the Company had approximately 1,978 shareholders of record, not including persons who hold their shares in "street name".

c)  Dividends

The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

October 31, 1999

At fiscal year end October 31, 1999, the Company had working capital of $678,029, consisting of current assets of $738,525 and current liabilities of $60,496. This represents an increase in working capital of $310,479 from October 31, 1998. In addition to the working capital available October 31, 1999, the Company had available a line of credit in the amount of $250,000 to help finance operations and capital requirements. At October 31, 1999, the entire line of credit was available; the Company has drawn down approximately $110,000 subsequent to fiscal year end and prior to the date of filing this Report. Management is of the opinion that the Company wil also require additional capital fromutside sources to finance its capital requirement for fiscal 2000.

During the fiscal year ended October 31, 1999, the Company's operations used, rather than provided, cash. During that time, the Company's operations used $241,760, compared to cash generated by operations of $64,389 during the fiscal year ended October 31, 1998. Management believes the decrease in cash flow is primarily attributable to two factors: (i) a substantial, one-time sale of products to a single purchaser in fiscal 1998 which was not repeated during fiscal 1999; and (ii) a substantial increase in research and development expenses during fiscal 1999. Management therefore anticipates that if the Company is unable to obtain capital from outside sources, it may be required to curtail its research and development.

Capital requirements for fiscal 2000, in addition to research and development expenses, include expansion of its existing office facility and funds proposed for development of the Company's anticipated entry into the therapeutic drug market. Currently, all Company products are utilized as diagnostics. This use requires no expenditures with the United States Food and Drug Administration ("FDA"). In order to enter the therapeutic market, the Company must expend substantial amounts for FDA approval of its product. Capital requirements for this purpose for fiscal 2000 are estimated at $2 million. In order to finance this capital requirement, the Company is currently exploring strategic alliances and private placement of its equity securities. In the event the Company is unsuccessful in obtaining such funding, its future development activities will be curtailed.

During Fiscal 1999, the Company relied on revenues from the sale of its product as well as cash from financing activities to meet it working capital requirements. The Company borrowed $150,000 from its primary lender in fiscal 1999 in the form of a term loan. Such loan bears interest at the rate of 8.5% per annum and is payable in monthly installments of $3,707 until maturity. The Company also realized $376,000 from the sale of its Common Stock in private placements and from exercise of outstanding stock options. A portion of the proceeds of those transactions were used to repay short-term notes payable. The short-term notes accrued interest at rates ranging from 14 to 25%; the Company's ability to refinance such notes with proceeds of the term note will assist in reducing interest expense for the coming year.

Also as a result of the financing activities, the Company was able to reduce current liabilities and increase cash. Cash increased approximately $45,000 from fiscal year end 1998 to October 31, 1999. Current liabilities were reduced from $256,702 at October 31, 1998 to $60,496 at October 31, 1999. Accounts payable were reduced approximately $70,000. A portion of the accrual for short-term notes payable at October 31, 1998 were refinanced into long-term obligations.

October 31, 1998

At October 31, 1998, the Company had working capital of $367,550, consisting of current assets of $624,252 and current liabilities of $256,702. At that time, the Company had no cash. Short-term borrowings from shareholders of the Company, previously utilized to supplement cash flow, totaled $154,708 at October 31, 1998. These obligations accrued interest at rates ranging from 14 to 25%. The Company's ability to pay these obligations through the proceeds of a term loan and other transactions discussed above were instrumental in improving the Company's working capital position during fiscal 1999.

Management believes the Company's financial condition improved substantially during fiscal 1999; however, the Company still requires cash from outside sources to finance product development and satisfy other capital requirements.

Results of Operations

Year Ended October 31, 1999

During the year ended October 31, 1999, the Company realized a net loss of $140,803, or $.02 per share, on total revenues of $835,452. The net loss for fiscal 1999 is a decrease of $515,290 from the net income for the year ended October 31, 1998. Revenues also decreased from fiscal 1998 to 1999, from $1,232,244 to $835,452, a decrease of $396,792 or 32%. The decrease in revenue is attributable to a one-time sale consummated in 1998 which was not repeated during 1999. The net loss experienced during fiscal 1999, in the opinion of management, is attributable to the decrease in revenues and an increase in research and development expenses during fiscal 1999.

In fiscal 1999, the Company sold 3,297 milligrams of antigens to its customers. This compares to 5,700 milligrams sold during 1998, including the one-time sale to a single customer. This accounts for the decrease in revenues during fiscal 1999. Prices for the Company's products remained generally constant from 1998 to 1999.

Gross profit from sale of the Company's product increased from fiscal 1998 to 1999, from 62% for the year ended October 31, 1998 to 65.5% for the year ended October 31, 1999. However, operating expenses increased substantially during the same time. Operating expenses for 1999 were $640,214, compared to $362,135 for the year ended October 31, 1998. The greatest increase in operating expenses was research and development, which increased from $52,209 for 1998 to $271,016. This increase is attributable to increased emphasis on development of new products and techniques, part of which resulted in the issuance of a patent to the Company and several patents pending. Subject to availability of working capital, the Company hopes to continue this research and development during fiscal 2000.

Operating expenses, costs and other expenses of the Company for fiscal 1999 totaled $981,798, or $81,817 per month. At the same time, revenues equaled $835,452 or $69,621 per month, leaving a deficit of $5,800 per month.
Management hopes to supplement this deficiency with cash from outside sources as discussed above under Liquidity and Capital Resources.

Management does not believe that inflation has had a material impact on the Company's operations during the last two fiscal years, nor is it expected to have such an impact in the immediate future. Management does not believe the Company's business is seasonal in nature, although the first quarter of each fiscal year (November through January) is historically slow, primarily as a result of holiday interruptions for the Company's customers.

Year Ended October 31, 1998

During the year ended October 31, 1998, the Company realized a net profit of $374,487, or $.05 per share on a fully diluted basis, on total revenues of $1,232,244. Revenues represent an almost 100% increase from the year ended October 31, 1997, when the Company realized $650,846 in revenue.
The substantial increase in sales and profitability was primarily the result of a sale of a Company product to a single purchaser. The sale, together with other customers, contributed to an increase in product sales from $1,730 milligrams in 1997 to 5,700 milligrams in 1998.

The Company was not able to repeat this performance during fiscal 1999. Revenues and results of operations decreased. However, with the capital obtained during 1999, the Company was able to invest in the development of additional products which management believes will produce benefits in the future. Such benefits may include the Company's introduction of its first therapeutic product, subject to receipt of additional capital and FDA approval. Subject to the availability of working capital management hopes to be able to continue new product development during fiscal 2000.

Recent Sales of Unregistered Securities

On June 15, 1999, the Company sold 100,000 shares of unregistered Rule 144 common stock to Barnabas Trust for the purchase price of $87,500 or $.875 per share.

On June 9, 1999, the Company issued 2,778 shares of unregistered Rule 144 common stock in exchange for $2,000 in debt to Dr. Ken Faber. Dr. Faber is a member of the Company's advisory board.

On June 8, 1999, the Company sold 135,429 shares of unregistered rule 144 common stock to Michael E. Hanson for the purchase price of $118,500 or $.875 per share.

On June 3, 1999, the Company issued 2,778 shares of unregistered rule 144 common stock in exchange for $2,000 in debt to Michael Hanson. Mr. Hanson is a member of the Company's advisory board.

On March 30, 1999, the Company issued 2,286 shares of unregistered rule 144 common stock in exchange for $2,000 in debt to Dr. Pamela Mellon. Dr. Mellon is a member of the Company's advisory board. All of these transactions were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company had a preexisting relationship with these sophisticated individuals or entities and each was afforded access to information about the Company typically contained in a registration statement.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the two most recent fiscal years, there have been no changes in the Company's certified public accountants of the nature requiring disclosure pursuant to this item.


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

a) Identification of Directors and Executive Officers. The name, position with Company and age of each executive officer and director and the period during which each current individual has served are as follows:


Name                             Age                   Position
----                             ---                   --------
Roger D. Hurst*                  49                    President,
                                                       Director

James R. Musick*                 53                    Secretary/Treasurer,
                                                       Chief Operating Officer,
                                                       Director

Erik D. Van Horn                 32                    Production Manager,
                                                       Director

* Members of the Compensation Committee of the Board of Directors

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

Roger D. Hurst has been President and a director of the Company since February 15, 1988. Mr. Hurst received a Bachelors Degree in Education from Nebraska Wesleyan University in 1972. Mr. Hurst devotes 100% of his time to the affairs of the Company.

James R. Musick, Ph.D. was appointed as Secretary, Chief Operating Officer and Director of the Company on September 1, 1989. Dr. Musick received a Bachelor of Arts in Biological Sciences in 1968 and a doctorate in Biological Sciences in 1975 from Northwestern University. Dr. Musick devotes 100% of his time to the affairs of the Company.

Erik D. Van Horn has been Production Manager and Director of the Company since March, 1993. He received his Bachelor of Science in Chemical Engineering from the University of Colorado in 1990.

The following table shows all compensation paid by the Company during the last three fiscal years to the chief executive officer of the Company and the other executive officers (the "Named Officers") who received cash during fiscal 1999.


                       Year              Securities
                       Ended             Underlying
Name and Position      Oct. 31 Salary    Options
Roger Hurst            1999    $55,876    31,848
President              1998    $53,920   100,000
                       1997    $21,600   100,000

James Musick           1999    $55,876    31,848
COO                    1998    $53,920   100,000
                       1997    $21,600   100,000

Erik Van Horn          1999    $53,538    30,516
Production Manager     1998    $48,170   100,000
                       1997    $45,147   100,000


OPTION GRANTS FOR 1999


 The following table sets forth information regarding the grant of stock options to the Named Officers of the Company during the fiscal year 1999.

                   Number of
                   Securities   % of Total
                   Underlying   Options Granted     Exercise Price  Expiration
Name               Options      to Employees in     ($/share)       Date
                                   Fiscal Year
----               -------      ------------------  ----------      ----------
Roger D. Hurst     31,848        16%                 $.625          06-06-2009
James R. Musick    31,848        16%                 $.625          06-06-2009
Erik D. Van Horn   30,516        15%                 $.625          06-06-2009


YEAR END OPTION VALUES

The following table sets forth the value of unexercised options held by the
Named Officers at October 31, 1999.   The price of the Company's common
stock on October 31, 1999 was $2.31.

                 Shares                   Number of         Value of unexercised
                 Acquired     Value       Unexercised       in-the-money options
Name             on Exercise  Realized($) Options at FYE    at FYE
----             -----------  ----------  --------------    --------------------
Roger D. Hurst       600,000     1,386,000    31,848          $     53,664
James R. Musick      800,000     1,848,000    31,848          $     53,664
Erik D. Van Horn        -0-           -0-    530,516          $  1,158,420


COMPENSATION OF DIRECTORS

No officer of the Company is entitled to receive any additional compensation for his services to the Company, including his services as a director. The Company may compensate non-employee directors in the future.

CASH OR DEFERRED ARRANGEMENT SIMPLIFIED EMPLOYEE PENSION (CODA-SEP)

Effective March 9, 1994, the Company adopted a Paine Webber (currently First Union) CODA-SEP Plan. The CODA-SEP is the 401 (k) alternative for smaller businesses. Employee contributions are made to each employee's IRA. Employees can elect to contribute pre-tax dollars amounting to 15% of their annual salary up to $9,000 (this amount is indexed annually for inflation). The Company may also contribute to the plan on behalf of each employee. Combined Company and employee contributions cannot exceed 15% of salary up to $24,000 per employee. No contributions by the Company have been made to this plan.


STOCK OPTION PLAN


Effective December 2, 1992, the Company adopted the Vitro Diagnostics, Inc. 1992 Stock Option Plan (the "Plan") for the benefit of officers, directors and other personnel providing substantial assistance to the Company. An aggregate of 3,000,000 Common Shares have been reserved for issuance under the Plan. To date, options to purchase an aggregate of 2,840,000 shares have been issued under the Plan.

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

According to the 1992 Stock Option Plan, the determination of those eligible to receive Stock Options, and the amount, price, type and timing of each Stock Option and the terms and conditions of the respective Stock Option agreements shall rest in the sole discretion of the committee, subject to the provisions of the Plan. Also, all Stock Options granted under the plan must be granted within ten years from the date the plan was adopted.


COMPLIANCE WITH SECTION 16.

The following sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

The numbers of late Form 3, Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:

Name of reporting Person   Late Form 3   Late Form 4   Late Form 5  Transactions

   Roger D. Hurst              1              1             1            1
   James R. Musick             1              1             1            1


ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth information with respect to the ownership of the Company's Common Stock, $.001 par value, of all officers and directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent (5%) of the Company's common stock known to the Company. The following shareholders have sole voting and investment power with respect to shares, unless it is indicated otherwise. The percentages are based upon 8,455,087 outstanding shares of Common Stock as of January 11, 2000, the only class of voting securities outstanding.

     Name and Address of Beneficial Owner      Number of Shares         %
     ------------------------------------      ----------------        ---
     Roger D. Hurst 1                          1,246,577               14.7
     8100 Southpark Way
     Unit B-1
     Littleton, CO 80120

     James R. Musick 1                         1,381,848               16.3
     8100 Southpark Way
     Unit B-1
     Littleton, CO 80120

     Erik Van Horn 2                             530,516                5.9
     8100 Southpark Way
     Unit B-1
     Littleton, CO 80120

     Lloyd Hansen                               1,280,000              15.1
     2646 S.W. Mapp Rd
     STE #304
     Palm City, FL 34990

     World Wide Capital Investors, LLC          2,370,000              28.0
     P.O. Box 8
     Westcliffe, CO 81252

     Officers and Directors as a group         3,158,941               35.0
      (3 individuals)

1 Includes 31,848 shares of common stock underlying an option exercisable at
   $.625 until June 6, 2009.
2 Includes 530,516 shares of common stock issuable upon exercise of all options.

CHANGES IN CONTROL

The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others.

During fiscal year 1999, the Company repaid all existing notes payable that existed in fiscal year 1998. Included in those paid were notes from Roger Hurst, the Company's CEO and Jim Musick, the Company's Chief Operating Officer. Amounts paid were $28,400 to Mr. Hurst, including $4,200 of interest and $32,400 to Dr. Musick, including $26,800 interest. These notes were made on terms which were no less favorable to the Company than transactions with non-affiliates.


INDEBTEDNESS OF MANAGEMENT

None






                               PART IV
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

1.    Financial Statements:
        Independent auditor's report
        Balance sheet, October 31, 1999
        Statements of Operations for the years ended
           October 31, 1999 and 1998
        Statement of Stockholder's Equity for the years
           October 31,1999 and 1998
        Statements of Cash Flows for the years ended
           October 31, 1999 and 1998
        Notes to Financial Statements for the years ended
           October 31, 1999 and 1998




                               FINANCIAL STATEMENTS


                             Larry O'Donnell, CPA, P.C.
                              Telephone (303)745-4545
                          2280 South Xanadu Way, Suite 370
                                 Aurora, CO  80014

     Board of Directors
     Vitro Diagnostics, Inc.
     Littleton, Colorado

                          Independent Auditor's Report

     I have audited the accompanying balance sheet of Vitro Diagnostics, Inc. as of October 31, 1999 and the related statements of operations, Stockholders' equity and cash flows for the years ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.


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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 1999 and the results of its operations and its cash flows for the years ended October 31, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/Larry O'Donnell, CPA, P.C.

January 18, 2000

                                  VITRO DIAGNOSTICS, INC
                              Balance Sheet October 31, 1999

       Assets

  Current Assets:

       Cash                                              $   44,291
       Accounts Receivable-Trade,                           108,527
       Inventories                                          516,011
       Prepaid Expenses                                      68,255
       Current portion of note receivable                     1,441
                                                         ----------

  Total Current Assets                                      738,525


  Property, Plant and Equipment :

       Office Furniture and Equipment                        14,793
       Laboratory and EDP Equipment                         136,128
       Leasehold Improvements                                27,645
                                                         ----------

       Sub Total                                            178,566
       Less Accumulated Depreciation                        147,490
                                                         ----------

       Total Property, Plant and Equipment                   31,076

  Other Assets:
       Inventory  Non -Current                               51,471
       Patents                                              103,335
       Note Receivable, net of current portion                5,059
       Deposits                                               6,925
                                                         ----------

Total Other Assets                                          166,791
                                                         ----------

  Total Assets                                           $  936,393
                                                         ==========

                    VITRO DIAGNOSTICS, INC
                Balance Sheet October 31, 1999

       Liabilities and Stockholders' Equity


  Current Liabilities:

       Accounts Payable - Trade                          $   16,899
       Payroll Taxes Payable                                  5,925
       Accrued Expenses                                       1,032
       Current portion of Note Payable                       36,640
                                                         ----------

       Total Current Liabilities                             60,496
                                                         ----------
Note Payable, net of current portion                        105,432
  Stockholders' Equity                                   ----------

       Common Stock; 500,000,000 Shares of
        $.001 Par Value Authorized;
        8,455,087 Issued and Outstanding                    283,036
        Paid-in Capital in Excess
         of Par Value                                     3,656,593
       Accumulated Deficit                               (3,169,164)
                                                         ----------

       Total Stockholders' Equity                           770,465
                                                         ----------
       Total Liabilities and
        Stockholders' Equity                              $ 936,393
                                                         ==========

    The accompanying notes are an integral part of these financial statements

                            VITRO DIAGNOSTICS, INC
                            Statement of Operations
               For The Years Ended October 31, 1999 and 1998


                                            1999              1998
  Revenue
       Product Sales                    $ 835,452        $ 1,232,244

  Cost of Sales                           288,565            462,819
                                          -------          ---------

       Gross Profit                       546,887            769,425


  Operating Expenses

       Selling, General and Admin         355,529            295,029
       Research and Development           271,016             52,209
       Depreciation                        13,669             14,897
                                          -------          ---------

       Total Operating Expenses           640,214            362,135
                                          -------          ---------

       Income (Loss) From Operations      (93,327)           407,290

  Other Income (Expense)
       Interest Expense                   (52,866)           (24,280)
       Penalties Expense                     (152)            (9,147)
       Miscellaneous Income                 5,543                624
                                          -------          ---------

       Total Other Income (Expenses)      (47,476)           (32,803)
                                          -------          ---------

       Net Income (Loss) For the Year  $ (140,803)          $374,487
                                          =======          =========
       Net Income (Loss) Per
        Share of Common Stock
         Primary                       $    (0.02)           $  0.06
                                          =======          =========

         Fully diluted                 $    (0.02)           $  0.05
                                          =======          =========
        Weighted Average Number
        of Shares Outstanding
        During the Year
         Primary                        7,097,000          6,413,702
                                        =========          =========

         Fully Diluted                  8,856,000          7,819,816
                                        =========          =========

                         VITRO DIAGNOSTICS, INC
                   Statement of Stockholders' Equity
           For the Years Ended October 31, 1999 and 1998

                         Common Stock           Capital in
                    Number                      Excess       Accumulated
                    of Shares      Par Value    of Par       Deficit     Total

Balance 10/31/97    6,419,816   $ 281,001   $ 3,255,328  $(3,402,848) $133,481

Net income for the
 year ended 10/31/98                                          374,487   374,487
                     ---------   ---------   -----------  -----------  --------

Balance 10/31/98    6,419,816   $ 281,001   $ 3,255,328  $(3,028,361) $507,968

Stock issued for
 Services             149,842         150        27,150                 27,300
Stock issued for
 Cash                 485,429         485       251,515                252,000
Stock options
 exercised for cash 1,400,000       1,400       122,600                124,000

Net loss for the
  year ended 10/31/99                                      (140,803)  (140,803)
                    ---------    --------    ----------   ---------   --------
Balance 10/31/99    8,455,087    $283,036    $3,656,593 $(3,169,164)  $770,465
                    =========    ========    ==========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                             VITRO DIAGNOSTICS, INC
                            Statements of Cash Flows
            For the Years Ended October 31, 1999 and 1998



                                           1999                    1998
Cash Flows from
   Operating Activities:
  Net Income (Loss)                      $ (140,803)               $ 374,487
  Adjustments to Reconcile
   Net Income (Loss) to
   Net Cash Provided by
   Operating Activities:
     Depreciation                            13,763                   14,897
     Expenses Incurred for Stock             27,300
  Changes in Assets and Liabilities:
     (Increase) Decrease in
      Accounts Receivable                    19,839                  (22,689)
      Inventories                           (98,668)                (179,651)
      Prepaid Expenses                       (4,712)                   3,895
      Deposits                               15,411                  (15,934)

     Increase (Decrease) in
      Accounts Payable                      (68,140)                     450
      Accrued Expenses                       (2,365)                  (5,514)
      Payroll Taxes Payable                  (3,385)                 (26,338)
                                             ------                  --------
Net Cash Provided (Used) by
  Operating Activities                     (241,760)                  64,389


 Cash Flows from
    Investing Activities:
  Capital Expenditures                      (17,953)                 (13,793)
  Patents                                   (48,612)                 (54,725)
  Increase in note receivable                (6,825)
  Payments on note receivable                   325
                                             ------                   -------
    Net Cash Provided (Used)
     by Investing Activities                (73,065)                 (68,518)


Cash Flows from
   Financing Activities:
      Proceeds from note
        payable bank                        150,000
      Payments on
        Notes Payable, Bank                  (7,928)
      Proceeds from Short
        Term Notes Payable                                             7,635
      Payments on Short
        Term Notes Payable                 (154,708)
      Sales of common stock                 376,000
                                            -------                   ------
Net Cash Provided (Used) by
      Financing Activities                  363,364                    7,635
                                            -------                   ------

    Net Increase (Decrease) in Cash         48,539                     3,506
    Cash (Bank Overdraft)
         at Beginning of Year               (4,248)                   (7,754)
                                            -------                   ------
    Cash (Bank Overdraft)
         at End of Year                    $44,291                  $ (4,248)
                                            ======                    ======

       Supplemental disclosures of cash flow information


                                             1999                   1998
         Cash paid during the year for:
            Interest                       $51,854                $ 24,289
            Income taxes                   $   -                  $    -

The accompanying notes are an integral part of these financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                             October 31, 1999


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

       Inventories - They are valued at the lower of cost or market using the first-in first-out method.

       Inventories consist of:

                                            10-31-99

     Finished Goods                         $ 408,329
     Goods in Process                          50,752
     Raw Materials                             56,930
                                             --------

                                            $ 516,011
                                             ========

Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

       Cash equivalents - Cash includes demand deposits at banks.

       Patents - Patents are recorded at the cost of acquiring the patent. Amortization will begin when the patents are granted. If the patents are denied, the cost will be charged to operations in the year the patents are denied.

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

       On May 15, 1992, the Board of Directors of the Company issued stock options, which were exercisable at the market value on May 15, 1992, to Roger Hurst, Jim Musick and Erik Van Horn. The options are for a period of 10 years. Mr. Hurst and Dr. Musick were each granted the right to acquire 400,000 common shares of the Company. Mr. Van Horn was granted the right to acquire 200,000 common shares of the Company.

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

The Board of Directors has issued options in 1992, 1994, 1996, 1997, 1998, and 1999 which are exercisable at the market value on the grant date. The options are for a period of 10 years.

The following schedule summarizes the changes in the Plans:

                                           1999          1998
Options outstanding at beginning
of year                                  2,470,000    1,850,000
    Granted                                220,000      620,000
   Exercised                             1,500,000
     Canceled
Options outstanding at end of year       1,190,000    2,470,000
                                        =========     =========
Options exercisable at end of year       1,190,000    2,470,000
                                        =========     =========
Average price of options:
    Granted during year                       $.63         $.10
    Exercised during year                     $.42
    Canceled during year
    Outstanding at end of year                $.30         $.45

       Note #3: LEASE OBLIGATION

       The Company's  lease at 8100 Southpark Way expires on December
31, 2001.  Monthly lease payments are $5,136.   Rent expense recorded
under the lease is $63,439 and $49,238 for the years ended October 31, 1999 and 1998, respectively.

        The Company leases laboratory equipment under leases which are classified as operating leases. Rent expense recorded under the leases is $80,625 and $44,809 for the years ended October 31, 1999 and 1998, respectively.

Future minimum lease payments for each of the years ending October 31 are as follows: 2000 $110,000; 2001 $30,000; 2002 $7,000; 2003 $6,000.

NOTE #4: Notes Payable
The Company has a note payable due to a bank. The note is secured by inventory, accounts receivable and property and equipment. The note requires payments of $3,707 per month including interest and bears interest at 8.5%. Future maturities are as follows: 2000 $36,640; 2001 $36,939; 2002 $40,204; 2003 $28,289.

The Company has a line of credit for $250,000 with a bank. The note payable is secured by inventory, accounts receivable and property and equipment and has an interest rate of 1% over the bank's index rate. The line of credit expires in June, 2000. No amounts were drawn on the line at October 31, 1999. The note is personally guaranteed by an officer.

The Company had notes payable to individuals which were unsecured and due on demand. The notes were retired during the year ended October 31, 1999. As of October 31, 1998 the notes were as follows:

                             Issue          Interest
                             Date           Rate                  Balance
                            ----------      ------------          -----------
 Unrelated Party:
                              1/10/90            20.00%            $ 17,800
                              6/12/90            14.45%              27,010
                              6/30/95            15.00%              32,467
  Related Party:
  Corporate COO               6/29/95            15.00%              17,054
  Corporate COO                8/4/95            25.00%               8,939
  Corporate COO                7/7/97            25.00%              13,478
  Corporate COO                7/7/97            25.00%               8,345
  Corporate CEO              10/31/95            21.00%              29,615
                                                                   --------

 Total                                                             $154,708
                                                                   ========

           Interest expense to related parties was $7,984 and $15,968 for the years ended October 31, 1999 and 1998, respectively.



NOTE #5: Income Taxes


Income Taxes  - Deferred income taxes arise from the temporary differences
between financial   statement and income tax recognition of net operating
losses. A deferred tax asset arising from the net operating loss carryover of approximately $660,000 has been offset by a valuation allowance.

During the year ended October 31, 1998, the Company utilized a portion of its net operating loss carryover recognizing a benefit of approximately $140,000 which reduced the entire amount of its income tax expense.

At October 31, 1999, the Company has unused Federal net   operating loss carry
forwards which expire as follows:

       Carry Over     Expires      Original    Amount      Loss
       From F/Y       In F/Y       Loss        Utilized    Carryover
       -----------    ----------   ----------  ----------  ----------
          1989           2004      $  783,474  $  192,229  $  591,245
          1990           2005         480,296                 480,296
          1991           2006          21,321                  21,321
          1995           2010         386,846                 386,846
          1997           2017         156,514                 156,514
          1999           2019         140,803                 140,803
                                                              -------

                                                           $1,777,025
                                                           ==========

NOTE 6.  Earnings per share

                                                  1999           1998

       Weighted number of shares outstanding    7,097,000    6,419,816

       Stock options                            1,759,000    1,900,000
                                                ---------    ---------

Fully diluted number of shares
         outstanding                            8,856,000    7,819,816
                                                =========    =========

NOTE 7. Concentrations

        Major customers - The Company had three major customers in 1998. They accounted for 35%, 16% and 15% of sales. The Company had two major customers in 1999. They accounted for 37% and 30% of sales.

Credit risk - The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

Raw materials - The Company purchases substantially all of its raw materials from one supplier.