Form 10QSB
period 2000-01-31
VITRO DIAGNOSTICS INC
filed 2000-03-15
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  15, QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2000

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

 The number of shares outstanding of each of the issuer's classes of common equity as of March 14, 2000, was 8,455,087.

PART I - FINANCIAL INFORMATION


                           Vitro Diagnostics, Inc.
                               Balance Sheets


                                   Assets

                                                     (Unaudited)
                                                      January 31
                                                         2000
                                                    ------------
    Current Assets
     Cash Equivalents                               $    28,135
     Accounts Receivable                                242,792
     Inventories                                        482,075
     Prepaid Expense                                     56,376
     Current portion of note receivable
                                                    ------------
       Total Current Assets                             809,378
                                                    ------------

    Property,  Plant  and  Equipment
     Leasehold Improvements                              27,645
     Office Equipment & Furniture                        14,793
     Lab & EDP Hardware & SW                            177,400
                                                    ------------
         Total Cost                                     219,838
     Less Depreciation                                 (149,529)
                                                    ------------
         Net Property & Equipment                        70,309
                                                    ------------

    Other  Assets
     Deposits                                             6,925
     Inventory - Non Current                             51,471
     Patents                                            118,236
     Note Receivable, net of current                      6,014
                                                    ------------
    Total Other Assets                                  182,646
                                                    ------------
    Total Assets                                   $  1,062,333
                                                    ============

                          Vitro Diagnostics, Inc.
                               Balance Sheets


                     Liabilities & Stockholders Equity

                                                     (Unaudited)
                                                      January 31
                                                         2000
                                                    ------------
    Current Liabilities
     Accounts Payable                             $      16,020
     Payroll Taxes Payable                                2,369
     Accrued Expenses                                     1,032
     Current portion of Notes Payable                   195,640
                                                    ------------
        Total Current Liabilities                       215,061
                                                    ------------
     Note payable, net of current portion                97,300

    Shareholders' Equity
     Common Stock:  500,000,000 Shares
        Authorized; par $.001;
        8,455,087 shares outstanding
        at 01/31/00                                     283,036
     Paid in Capital in Excess of Par                 3,656,593
     Accumulated Deficit                             (3,189,657)
                                                    ------------
        Total Shareholders' Equity                      749,972
                                                    ------------
    Total Liabilities and
      Shareholders' Equity                          $ 1,062,333
                                                    ============

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                               Three Months Ended
                                                    January 31,
                                              2000                 1999
                                           ------------      -------------
    Revenue
     Product Sales                        $     269,242     $     322,091
                                           ------------      ------------
        Gross Revenue                           269,242           322,091

    Cost of Sales
        Product                                 143,342           123,254
                                           ------------      ------------
        Total Cost of Sales                     143,342           123,254
                                           ------------      ------------
        Gross Profit                            125,900           198,837
                                           ------------      ------------

    Operating Expenses
    Selling, General & Admin                     78,207            76,124
     Research and Development                    64,552            56,853
                                           ------------      ------------
        Total Expenses                          142,759           132,977
                                           ------------      ------------
        Gain (Loss) from Operations             (16,859)           65,860
                                           ------------      ------------

    Other Income (Expense)
     Other Income                                   400            1,275
     Interest Expense                            (4,033)          (6,216)
                                           ------------      -----------
        Total Other Income & Expense             (3,633)          (4,941)
                                           ------------      -----------

        Net Gain (Loss)                   $     (20,492)     $     60,919
                                           ============      ===========
       Gain (Loss) Per Share of Common Stock
           (8,455,087 Shares outstanding
           at 01/31/00 and 6,413,702
           outstanding at 01/31/99)       $       (0.00)     $       0.01
                                           ============      ===========

The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.

                         Statements of Cash Flows
                    Three Months Ending 01/31/00 and 99

                                          (Unaudited)  (Unaudited)
                                          January 31,  January 31,
                                            2000         1999
                                         -----------  -----------
    Cash Flows from Operating Activities
    Net Income (Loss)                  $   (20,492) $   60,919
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization            2,039       2,969
      Expenses Incurred for Stock                -           -
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable               (134,265)    (18,618)
        Inventories                         33,936      14,936
        Prepaid Expenses                    11,880      (1,001)
        Deposits                                 -      10,000
        Intangible Assets                  (14,901)          -
      (Decrease) increase in-
        Accounts Payable                      (879)    (45,248)
        Salaries & Wages Payable                 -        (950)
        Payroll Taxes Payable               (3,556)     (9,025)
        Accrued Expenses                         -           -
                                         ----------  ----------
     Net Cash Provided (Used) by
        Operating Activities              (126,238)      13,982
                                         ----------  ----------
    Cash Flows From Investing Activities
      Capital Expenditures                 (41,272)     (6,837)
      Patents
      Increase in note receivable              486           -
      Payments on note receivable                -           -
                                         ----------  ----------
    Net Cash Used by Investing Activities  (40,786)     (6,837)
                                         ----------  ----------
    Cash Flows from Financing Activities
      Proceeds from Note Payable Bank            -           -
      Payments on Notes Payable, Bank            -           -
      Increase (Decrease) in Short Term
        Notes Payable, Bank                150,868       2,853
      Sales of common stock                      -           -
                                         ----------  ----------
      Net Cash from Financing Activities   150,868       2,853
                                         ----------  ----------
      Net Increase (Decrease) in Cash      (16,156)      9,998
      Cash (Bank Overdraft) beginning       44,291      (4,248)
                                       ------------  ----------
      Cash (Bank Overdraft) Ending   $      28,135  $    5,750
                                       ============  ==========

Supplemental disclosures of cash flow information

Cash paid during the year for:
   Interest                          $       4,033  $    6,216
                                      ============  ==========


The accompanying notes are an integral part of the financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                         January  31, 2000 (Unaudited)

Basis of Presentation

The information for the three months ended January 31, 2000 has not been examined by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

Note #1  UNAUDITED FINANCIAL INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the three month interim period ended January 31, 2000 and 1999. The adjustments consists only of normal reoccurring accruals. The results of operations for the three month period ended January 31, 2000 are not necessarily indicative of the results to be expected for the year ended October 31, 2000.

Note #2  FINANCIAL STATEMENTS

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10KSB for the year ended October 31, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At quarter end January 31, 2000, the Company had working capital of $596,686, consisting of current assets of $809,378 and current liabilities of $212,692. This represents an increase in working capital of $172085 from January 31, 1999. In addition to the working capital available January 31, 2000, the Company had available two lines of credit in the amount of $300,000 to help finance operations and capital requirements. At January 31, 2000, $141,000 was available on these lines. Management is of the opinion that the Company will also require additional capital from outside sources to finance its capital requirement for fiscal 2000.

During the first quarter ended January 31, 2000, the Company's operations used, rather than provided cash. During that time, the Company's operations used $16,156, compared to cash generated by operations of $9,998 during the
first quarter ended January 31, 1999.   Management believes the decrease in
cash flow is primarily attributable to two factors: (i) a reduction in sales and (ii) an increase in cost of goods sold. The increase in cost of goods sold is due to substantial discounts for large purchases of antigens to a single user. Management does not believe the lower sales is significant nor alarming. Management therefore anticipates that if the Company is unable to obtain capital from outside sources, it may be required to curtail its research and development.

Results of Operations

During the first quarter ended January 31, 2000, the Company realized a net loss of $20,492 on total revenues of $269,242. The net loss is a decrease of $81,411 from the net income for the first quarter 1999. The decrease in revenue is attributable to lower sales and increased cost of goods sold.

In the first quarter of 2000, the Company sold 765 milligrams of all products. This compares to 1,152 milligrams sold during the first quarter of 1999. Prices for the Company's products remained constant since the first quarter of 1999.

Gross profit from sales of the Company's product decreased from the first quarter of 1999, from 62% for the quarter ended January 31, 1999 to 47% for the quarter ended January 31, 2000. The greatest increase in operating expenses was research and development, which increased from $56,853 in the first quarter of 1999 to $64,552 in the first quarter of 2000. This increase is attributable to increased emphasis on development of new products and techniques. Subject to availability of working capital, the Company hopes to continue this research and development.

The Company is actively searching for capital assistance. Possible sources of capital are strategic alliances, private placements and public offering of the Company's securities.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2000.

                                     Vitro Diagnostics, Inc.
                                          (Company)

                                          By: /s/ Roger Hurst
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 14, 2000.

       Principal Executive, Financial and Accounting Officer
       and Director: /s/ Roger Hurst
                                  Roger Hurst