Form 10QSB/A
period 2000-01-31
VITRO DIAGNOSTICS INC
filed 2000-06-28
CIK 793171

CONFORMED COPY

                                    FORM 10-QSB/A

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2000

                                         OR

( )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d)  OF  THE   SECURITIES
     EXCHANGE ACT OF 1934


                        Commission file number: 0-17378
                                                -------


                             VITRO DIAGNOSTICS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                84-1012042
------------------------------        ---------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


8100 Southpark Way, Bldg B-1 , Littleton, Colorado            80120
-------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip  Code)


                                 (303) 794-2000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  X         No
    ---           ---

The number of shares outstanding of each of the issuer's classes of common equity as of March 14, 2000 was 8,455,087.

PART I - FINANCIAL INFORMATION


                             Vitro Diagnostics, Inc.

                                 Balance Sheets


                                     Assets

                                                   (Unaudited)      (Audited)
                                                    January 31,     October 31,
                                                       2000            1999
                                                 ---------------  -------------
    Current Assets

     Cash Equivalents                            $       28,132   $    44,291
     Accounts Receivable                                242,792       108,527
     Inventories                                        188,267       516,011
     Prepaid Expense                                     56,376        68,255
     Current portion of note receivable                                 1,441
                                                 ---------------  -------------
       Total Current Assets                             515,567       738,525
                                                 ---------------  -------------

    Property,  Plant  and  Equipment

     Leasehold Improvements                              27,645        27,645
     Office Equipment & Furniture                        14,793        14,793
     Lab & EDP Hardware & SW                            177,400       136,128
                                                 ---------------  -------------
         Total Cost                                     219,838       178,566
     Less Depreciation                                 (149,529)     (147,490)
                                                 ---------------  -------------
         Net Property & Equipment                        70,309        31,076
                                                 ---------------  -------------
    Other  Assets

     Deposits                                             6,925         6,925
     Inventory - Non Current                             19,500        51,471
     Patents                                            118,235       103,335
     Note Receivable, net of current                      6,014        5,059
                                                 ---------------  -------------
    Total Other Assets                                  150,674       166,791
                                                 ---------------  -------------
    Total Assets                                 $      736,550   $   936,393
                                                 ===============  =============

                             Vitro Diagnostics, Inc.

                                 Balance Sheets


                        Liabilities & Stockholders Equity


                                                   (Unaudited)      (Audited)
                                                    January 31,     October 31,
                                                       2000            1999
                                                 ---------------  -------------
    Current Liabilities

     Accounts Payable                            $       16,020   $    16,899
     Payroll Taxes Payable                                2,369         5,925
     Accrued Expenses                                     1,032         1,032
     Current portion of Notes Payable                   195,640        36,640
                                                 ---------------  -------------
        Total Current Liabilities                       215,061       165,928
                                                 ---------------  -------------
      Note payable, net of current portion               97,300       105,432

    Shareholders' Equity
     Common Stock:  500,000,000 Shares

        Authorized; par $.001;
        8,455,087 shares outstanding
        at 10/31/99 and 01/31/00                        283,036       283,036
     Paid in Capital in Excess of Par                 3,656,593     3,255,328
     Accumulated Deficit                             (3,515,440)   (3,169,164)
                                                 ---------------  -------------
        Total Shareholders' Equity                      424,189       770,465
                                                 ---------------  -------------
    Total Liabilities and

      Shareholders' Equity                       $      736,550   $   936,393
                                                 ===============  =============

                             Vitro Diagnostics, Inc.

                             Statement of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                           January 31
                                                 ------------------------------
                                                      2000             1999
                                                 ---------------  -------------
    Revenue

     Product Sales                               $      269,242   $   322,091
                                                 ---------------  -------------
    Gross Revenue                                       269,242       322,091
    Cost of Sales
     Product                                            163,434       123,254
                                                 ---------------  -------------
        Total Cost of Sales                             163,434       123,254
                                                 ---------------  -------------
        Gross Profit                                    108,808       198,837

    Operating Expenses

     Selling, General & Administrative                   78,207        76,124
     Research and Development                            64,552        56,853
                                                 ---------------  -------------
        Total Expenses                                  142,759       132,977
                                                 ---------------  -------------

      Income from operations                            (36,951)       65,860

    Other Income (Expense)
     Other Income                                           400         1,275
     Cumulative effect of Accounting Change            (305,691)            0
     Interest Expense                                    (4,033)       (6,216)

                                                 ---------------  -------------
        Total Other Income and (Expense)               (309,324)       (4,941)
                                                 ---------------  -------------
        Net (Loss)                               $     (306,091)  $    60,919
                                                 ===============  =============
       Loss Per Share of Common Stock
           (8,455,087 Shares outstanding
           at 01/31/00 and 6,413,702
           outstanding at 01/31/99)              $       (0.04)   $     0.01
                                                 ===============  =============

                             Vitro Diagnostics, Inc.

                            Statements of Cash Flows



                                             (Unaudited)           (Unaudited)
                                             Three Months         Three Months
                                               Ending                Ending
                                            January 31, 2000    January 31, 1999
                                           -----------------    ----------------

    Cash Flows from Operating Activities

    Net Income (Loss)                      $   (346,275)        $    60,919
    Adjustments to Reconcile Net Income to
    Net Cash Used In Operating Activities:
      Depreciation & Amortization                 2,039               2,969
      Accounting Change                         305,691
      Expenses Incurred for Stock                  -                   -
   Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                    (134,265)            (18,618)
        Inventories                              54,028              14,936
        Prepaid Expenses                         11,880              (1,001)
        Deposits                                   -                 10,000
   (Decrease) increase in-
        Accounts Payable                           (879)            (45,248)
        Salaries & Wages Payable                   -                   (950)
        Payroll Taxes Payable                    (3,556)             (9,025)
        Accrued Expenses                           -                   -
                                           -----------------    ----------------
     Net Cash Provided (Used) by

        Operating Activities                   (111,337)             13,982
                                           -----------------    ----------------
    Cash Flows From Investing Activities

      Capital Expenditures                      (41,272)             (6,837)
       Patents                                                      (14,901)
       Payments on note receivable                  486
                                           -----------------    ----------------
    Net Cash Used by Financing Activities       (55,687)             (6,837)
                                           -----------------    ----------------
    Cash Flows from Financing Activities
      Increase (decrease) in Short Term

      Proceeds from Notes Payable, Bank         150,868              (4,706)

                                           -----------------    ----------------
      Net Cash from Investing Activities        150,868               2,853
                                           -----------------    ----------------
      Net Increase (Decrease) in Cash           (16,156)              9,998
      Cash Beginning                             44,291              (4,248)
                                           -----------------    ----------------
      Cash Ending                          $     28,135         $     5,750
                                           =================    ================

Supplemental disclosures of cash
   flow information

Cash paid during the year for:

   Interest                                $      4,033         $     6,216
                                           =================    ================

                             Vitro Diagnostics, Inc.

                        Notes to the Financial Statements

                          January 31, 2000 (Unaudited)


Basis of Presentation

The information for the three months ended January 31, 2000 has not been examined by independent accountants, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.


Note 1 - Unaudited Financial Information

        The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the three month interim period ended January 31, 2000 and 1999. The adjustments consists only of normal reoccurring accruals. The results of operations for the three month interim period ended January 31, 2000 are not necessarily indicative of the results to be expected for the year ended October 31, 2000.


Note 2- Financial Statements

        Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10KSB for the year ended October 31, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.


Note 3 - Change in Accounting Policy

As of November 1, 1999, the Company changed its method of determining cost of its finished goods inventory from a method based on costs as a percentage of gross selling price to cost determined by a study of the manufacturing processes. Management believes that the new method results in a closer matching of costs associated with the products, thereby reflecting a more realistic picture of the Company's financial progress. The effect of the change was to decrease income for the quarter ended January 31, 2000 by $20,092 ($0.00 per share). The cumulative effect of the change on prior years of $305,691 ($4.04 per share) is a one time charge to income.

Proforma amounts showing the effect of applying the new method retroactively.

Net income (loss)                          $(40,584)

Loss per common share                      $  (0.00)

Management is unable to determine the effect of the change had it occurred on November 1, 1998 on the quarter ended January 31, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At quarter end January 31, 2000, the Company had working capital of $300,506, consisting of current assets of $515,567 and current liabilities of $215,061. This represents a decrease in working capital of $221,396 from January 31, 1999. In addition to the working capital available January 31, 2000, the Company had available two lines of credit in the amount of $300,000 to help finance operations and capital requirements. At January 31, 2000, $141,000 was available on these lines. Management is of the opinion that the Company will also require additional capital from outside sources to finance its capital requirement for fiscal 2000.

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


Results of Operations

During the first quarter ended January 31, 2000, the Company realized a net loss of $(306,091) on total revenues of $269,242. The net loss is a decrease of $367,010 from the net income for the first quarter 1999. The decrease in revenue is attributable to a change in the valuation of finished goods inventory.

In the first quarter of 2000, the Company sold 765 milligrams of all products. This compares to 1,152 milligrams sold during the first quarter of 1999. Prices for the Company's products remained constant since the first quarter of 1999.

Gross profit from sales of the Company's product decreased from the first quarter of 1999, from 62% for the quarter ended January 31, 1999 to 61% for the quarter ended January 31, 2000. The greatest increase in operating expenses was research and development, which increased from $56,853 in the first quarter of 1999 to $64,552 in the first quarter of 2000. This increase is attributable to increased emphasis on development of new products and techniques. Subject to availability of working capital, the Company hopes to continue this research and development.

The Company is actively searching for capital assistance. Possible sources of capital are strategic alliances, private placements and public offering of the Company's securities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 21, 2000.

                                     Vitro Diagnostics, Inc.
                                     (Company)

                                      By: /s/ Roger Hurst
                                          ------------------------
                                          Roger Hurst, President,
                                          Chief Executive Officer
                                          Chief Financial Officer
                                          Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on June 15, 2000.

       Principal Executive, Financial and Accounting Officer and Director:

                                /s/ Roger Hurst
                                ---------------
                                    Roger Hurst