Form 10QSB
period 2000-04-30
VITRO DIAGNOSTICS INC
filed 2000-06-29
CIK 793171

CONFORMED COPY

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2000

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-17378
                                                -------


                             VITRO DIAGNOSTICS, INC.
             ------------------------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common equity as of June 21, 2000 was 8,583,204.

PART I - FINANCIAL INFORMATION

                           Vitro Diagnostics, Inc.
                               Balance Sheets

                                   Assets

                                                   (Unaudited)      (Audited)
                                                     April 30,     October 31,
                                                       2000           1999
                                                 ---------------  -------------
    Current Assets

     Cash Equivalents                            $            0   $    44,291
     Accounts Receivable                                293,506       108,527
     Inventories                                        218,960       516,011
     Prepaid Expense                                     56,375        68,255
     Current portion of note receivable                                 1,441
                                                 ---------------  -------------
       Total Current Assets                             568,841       738,525
                                                 ---------------  -------------

    Property,  Plant  and  Equipment

     Leasehold Improvements                              27,645        27,645
     Office Equipment & Furniture                        14,793        14,793
     Lab & EDP Hardware & SW                            165,811       136,128
                                                 ---------------  -------------
         Total Cost                                     208,249       178,566
     Less Depreciation                                 (151,699)     (147,490)
                                                 ---------------  -------------
         Net Property & Equipment                        56,550        31,076
                                                 ---------------  -------------
    Other  Assets

     Deposits                                             6,925         6,925
     Inventory - Non Current                             19,500        51,471
     Notes Receivable                                     5,527         5,059
     Patents                                           144, 879       103,335
                                                 ---------------  -------------
    Total Other Assets                                  176,831       166,791
                                                 ---------------  -------------
    Total Assets                                 $      802,222   $   936,393
                                                 ===============  =============

                             Vitro Diagnostics, Inc.
                                 Balance Sheets

                        Liabilities & Stockholders Equity


                                                   (Unaudited)      (Audited)
                                                     April 30,     October 31,
                                                       2000           1999
                                                 ---------------  -------------
    Current Liabilities

     Accounts Payable                            $       28,213   $    16,899
     Bank Overdraft                                      17,546
      Payroll Taxes Payable                               4,942         5,925
     Accrued Expenses                                     1,033         1,032
     Notes Payable - Short Term                         208,464        36,640
                                                 ---------------  -------------
        Total Current Liabilities                       260,198        60,496
                                                 ---------------  -------------
     Note Payable, net of current portion               105,432       105,432

    Shareholders' Equity
     Common Stock:  500,000,000 Shares

        Authorized: par $.001;
        8,455,087 shares outstanding
        at 04/30/00 and 8,455,087
        outstanding at 10/31/99                         283,036       283,036
     Paid in Capital in Excess of Par                 3,656,593     3,656,593
     Accumulated Deficit                             (3,503,037)   (3,169,164)
                                                 ---------------  -------------
        Total Shareholders' Equity                      436,592       770,465
                                                 ---------------  -------------
    Total Liabilities and

      Shareholders' Equity                       $      802,222   $   936,393
                                                 ===============  =============


    The accompanying notes are an integral part of the financial statements.

                          Vitro Diagnostics, Inc.
                          Statement of Operations
                                (Unaudited)

                                                 Three Months Ended       Six Months Ended
                                                      April 30,               April 30,
                                                --------------------    ----------------------
                                                   2000       1999         2000       1999
                                                ---------- ---------    ----------  ----------
    Revenue

     Product Sales                              $ 300,913  $ 306,154    $ 570,155   $ 628,245

           Cost of Sales

     Product                                       24,902     78,209      188,333     201,463
                                                 --------   --------     --------    --------
        Gross Profit                              276,011    227,945      381,822     426,782

    Operating Expenses

     Selling, General & Administrative            154,908     83,275      233,118     159,399
     Research and Development                     101,918     82,519      166,469     139,372
                                                 --------   --------     --------    --------
        Total Expenses                            256,826    165,794      399,587     298,771
                                                 --------   --------     --------    --------
        Gain (Loss) from Operations                19,185     62,151      (17,765)    128,011
                                                 --------   --------     --------    --------
Other Income (Expense)
     Other Income                                   3,085      1,500       3,485        2,775
     Interest Expense                              (9,815)   (10,260)     (13,848)    (16,477)
     Accounting Change                                  0                (305,691)
     Penalties Expense                                (52)      -             (52)       -
                                                 --------   --------     --------    --------
        Total Other Income and (Expense)           (6,782)    (8,761)    (316,106)    (13,702)
                                                 --------   --------     --------    --------
        Net Gain (Loss)                         $ (12,403)  $ 53,390   $ (333,871)  $ 114,309
                                                 ========   ========     ========    ========
       Gain (Loss) Per Share of Common Stock
           (8,583,204) Shares outstanding
           at 04/30/00 and 6,413,702
           outstanding at 04/30/99)             $    0.00   $   0.01   $ (0.04)     $  0.02
                                                 ========   ========     ========    ========

The accompanying notes are an integral part of the financial statements.

                             Vitro Diagnostics, Inc.

                            Statements of Cash Flows
                        Six Months Ending 04/30/00 and 99

                                                   (Unaudited)     (Unaudited)
                                                     April 30,      April 30,
                                                       2000           1999
                                                 ---------------  -------------
    Cash Flows from Operating Activities

    Net Income (Loss)                            $     (333,871)  $   114,309
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                         4,209         6,363
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                            (184,979)      (99,777)
        Inventories                                     329,022        17,566
        Prepaid Expenses                                 11,880        (6,729)
        Deposits                                              0        10,000
        Notes Receivable                                    974
      (Decrease) increase in-
        Accounts Payable                                 11,314       (11,551)
        Salaries & Wages Payable                                         (800)
        Payroll Taxes Payable                              (983)       (2,507)
        Accrued Expenses                                   -             -
                                                 ---------------  -------------
     Net Cash Provided (Used) by

        Operating Activities                           (162,434)       26,874
                                                 ---------------  -------------
    Cash Flows From Investing Activities

      Capital Expenditures                              (29,683)      (15,798)
       Patents                                          (41,544)      (20,229)
                                                 ---------------  -------------
    Net Cash Used by Financing Activities               (71,227)      (36,027)
                                                 ---------------  -------------
    Cash Flows from Financing Activities
      Increase (decrease) in Short Term

        Notes Payable                                   171,824         9,848
                                                 ---------------  -------------
      Net Cash from Investing Activities                171,824         9,848
                                                 ---------------  -------------
      Net Increase (Decrease) in Cash                   (61,837)          695
      Cash Beginning                                     44,291        (4,248)
                                                 ---------------  -------------
      Cash Ending                                $      (17,546)  $    (3,553)
                                                 ===============  =============

Supplemental disclosures of cash flow information

Cash paid during the year for:

   Interest                                      $      46,287  $    17,734
                                                 ===============  =============

    The accompanying notes are an integral part of the financial statements.

                           Vitro Diagnostics, Inc.
                      Notes to the Financial Statements
                         April 30, 2000 (Unaudited)

Basis of Presentation

The condensed financial information furnished herein was taken from the books and records of the Company without audit and was prepared in accordance with the instructions to Form 10-QSB. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the six month interim period ended April 30, 2000. The adjustments consist only of normal reoccurring accruals. The results of operations for the six month interim period ended April 30, 2000 are not necessarily indicative of the results to be expected for the year ended October 31, 2000.

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.


Note -1 Change in Accounting Policy

As of November 1, 1999, the Company changed its method of determining cost of its finished goods inventory from a method based on costs as a percentage of gross selling price to cost determined by a study of the manufacturing processes. Management believes that the new method results in a closer matching of costs associated with the products, thereby reflecting a more realistic picture of the Company's financial progress. The effect of the change was to increase income for the quarter ended April 30, 2000 by $160,378 ($0.02 per share). The cumulative effect of the change on prior years of $(305,691) ($.04 per share) is a one time charge to income.

Proforma amounts showing the effect of applying the new method retroactively.

                                           Quarter             Year to Date
                                        --------------       ---------------
Net income (loss)                       $   12,402           $   (28,180)

Loss per common share                   $     0.00           $     (0.00)

Management is unable to determine the effect of the change had it occurred on November 1, 1998 on the quarter ended April 30, 1999.

Inventories - They are valued at the lower of cost or market using the first-in first-out method.

       Inventories consist of:
                                            04-30-00
                                          ------------
     Finished Goods                         $ 108,478
     Goods in Process                          30,152
     Raw Materials                             80,330
                                           ----------
                                            $ 218,960
                                           ==========

Goods in process inventory which is not expected to be completed and sold in the next fiscal year is classified as non current.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's products in the market place, general economic conditions, and the overall state of the biotechnology industry. Most of these factors are outside the contgrol of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

At quarter end April 30, 2000, the Company had working capital of $308,643, consisting of current assets of $568,841 and current liabilities of $260,198. This represents a decrease in working capital of $138,551 from October 31, 1999. Current assets decreased by $169,684 while current liabilities increased by $199,702. In addition to the working capital available at April 30, 2000, the Company had available two lines of credit totaling $400,000 to help finance operations and capital requirements. At April 30, 2000, $63,000 was available on these lines. Management is of the opinion that the Company will require additional capital from outside sources to finance its capital requirement for fiscal 2000. Accounts receivable increased by $184,979 during the second quarter of 2000. This was not due to increased sales, but rather due to the timing of those sales. Inventory for the first six months decreased by $297,051. (See Note #1).

During the six months ended April 30, 2000, the Company's operations used, rather than provided cash. During that time, the Company's operations used $162,434, compared to cash generated by operations of $26,874 during the six months ended April 30, 1999. Management believes the decrease in cash flow is primarily attributable to the change in accounting for the evaluation of inventory and cost of goods sold. (See Note # 1). The Company relied on borrowing during the first six months to maintain its R&D department. Proceeds from sales of antigens will be used to repay this debt. Management anticipates that if the Company is unable to obtain capital from outside sources, it may be required to curtail its research and development.


Results of Operations

During the second quarter ended April 30, 2000, the Company realized a net loss of $12,403 on total revenues of $300,913. The net loss is a decrease of $65,793, from the net income for the second quarter 1999. The decrease in operations is attributable to increased R&D and SG& A costs.

In the second quarter of 2000, the Company sold 966 milligrams of all products. This compares to 1,026 sold during the second quarter of 1999. Prices for the Company's products remained constant since the second quarter of 1999.

Profit margin from sales of the Company's product increased from the second quarter of 1999, from 74% for the quarter ended April 30, 1999 to 92% for the quarter ended April 30, 2000. This change in profit is a direct result of the accounting change, (see Note # 1). The greatest increase in operating expenses were SG&A and research and development. SG&A increased $83,275 from the second quarter of 1999. Purchases of software and laboratory supplies were the cause of this increase. Research and development expenses increased from $82,519 in the second quarter of 1999 to $101,918 in the second quarter of 2000. This increase is attributable to increased emphasis on development of new products and techniques. Subject to availability of working capital, the Company hopes to continue this research and development.

During the six months ended April 30, 2000, the Company realized a net loss of $333,871 on total revenues of $570,155. The net loss is a decrease of $448,180, from the net income for the first six months of 1999. The decrease in operations is attributable to an accounting change for the evaluation of cost of goods sold and finished inventories. In the first six months of 2000, the Company sold 1,731 milligrams of all products. This compares to 2,178 sold during the first six months of 1999. Prices for the Company's products remained constant since the first six months of 1999.

Profit margin from sales of the Company's product decreased from the first six months of 1999, from 68% for the six months ended April 30, 1999 to 67% for the first six months ended April 30, 2000. The greatest increase in operating expenses was research and development, which increased from $139,372 in the first six months of 1999 to $166,469 in the first six months of 2000. This increase is attributable to increased emphasis on development of new products and techniques. Subject to availability of working capital, the Company hopes to continue this research and development

The Company is actively searching for capital assistance. Possible sources of capital are strategic alliances, private placements and public offering of the Company's securities

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2000.

                                     Vitro Diagnostics, Inc.
                                          (Company)

                                      By: /s/ Roger Hurst
                                          ------------------------
                                          Roger Hurst, President,
                                          Chief Executive Officer
                                          Chief Financial Officer
                                          Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on June 28, 2000.

       Principal Executive, Financial and Accounting Officer and Director:

                                /s/ Roger Hurst
                                ---------------
                                    Roger Hurst