Form 10QSB
period 2000-07-31
VITRO DIAGNOSTICS INC
filed 2000-09-21
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2000

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


                                 (303) 798-6882
             -------------------------------------------------------
              (Registrant's telephone number, including area code)


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


     The number of shares outstanding of each of the issuer's classes of common equity as of September 15, 2000, was 8,509,305.

PART I - FINANCIAL INFORMATION

                             Vitro Diagnostics, Inc.
                                 Balance Sheets

                                     Assets

                                           (Unaudited)        (Audited)
                                            July 31,         October 31,
                                              2000              1999
                                           ------------     -------------
Current Assets

     Cash Equivalents                      $  250,000       $   44,291
     Note Receivable                          450,000
     Accounts Receivable                         -             108,527
     Inventories                                 -             516,011
     Prepaid Expense                             -              68,255
     Current portion of note receivable          -               1,441
                                           ------------     -------------

     Total Current Assets                     700,000          738,525

Property, Plant and Equipment

     Leasehold Improvements                      -              27,645
     Office Equipment & Furniture                -              14,793
     Lab & EDP Hardware & SW                     -             136,128

Total Cost                                       -             178,566
     Less Depreciation                           -            (147,490)
                                           ------------     -------------
    Net Property & Equipment                     -              31,076

Other  Assets

     Deposits                                    -               6,925
     Note Receivable, net of current             -               5,059
     Inventory - Non Current                     -              51,471
     Patents                                  144,539          103,335
                                           ------------     -------------
    Total Other Assets                        144,539          166,791
                                           ------------     -------------

    Total Assets                           $  844,539          $936,393
                                           ============     =============

                             Vitro Diagnostics, Inc.
                                 Balance Sheets

                        Liabilities & Stockholders Equity


                                           (Unaudited)        (Audited)
                                             July 31,        October 31,
                                               2000             1999
                                           ------------     -------------
Current Liabilities

     Accounts Payable                      $      -          $    16,899
      Salaries & Wages Payable                    -                 -
     Payroll Taxes Payable                        -                5,925
     Accrued Expenses                             -                1,032
     Current portion of Note Payable              -               36,640
                                           ------------     -------------
     Total Current Liabilities                    -               60,496

     Note Payable, net of current portion         -              105,432

Shareholders' Equity
     Common Stock:  500,000,000 Shares
     Authorized, par $.001;
     8,455,087 shares outstanding
     at 10/31/99 and 07/31/00                  283,036           283,036
     Paid in Capital in Excess of Par        3,656,593         3,656,593
     Accumulated Deficit                    (3,095,090)       (3,169,164)
                                           ------------     -------------
     Total Shareholders' Equity                844,539           770,465
                                           ------------     -------------
    Total Liabilities and

    Shareholders' Equity                   $   844,539       $   936,393
                                           ============     =============

The accompanying notes are an integral part of the financial statements.


                             Vitro Diagnostics, Inc.
                             Statement of Operations

                                   (Unaudited)

                                                  Three Months Ended               Nine Months Ended
                                                       July 31,                         July 31,
                                            ---------------------------         ------------------------
                                              2000              1999               2000          1999
                                            -----------     -----------         ----------    ----------
Revenue

     Product Sales                          $    -          $    -              $    -        $   -
                                            -----------     -----------         ----------    ----------
    Gross Revenue                                -               -                   -            -
    Cost of Sales
    Product                                      -               -                   -            -
                                            -----------     -----------         ----------    ----------

    Total Cost of Sales                          -               -                   -            -
                                            -----------     -----------         ----------    ----------

    Gross Profit                                 -               -                   -            -

    Operating Expenses
    Selling, General &

      Administrative                            9,016            -                27,511        12,500

     Research and Development                  62,233          56,634            228,703       193,006
                                            -----------     -----------         ----------    ----------

    Total Expenses                             71,249          56,634            256,214       205,506
                                            -----------     -----------         ----------    ----------

    Gain (loss) from Operations               (71,249)        (56,634)           (256,214)    (205,506)
                                            -----------     -----------         ----------    ----------

Other Income (Expense)
    Other Income                                1,542           1,650               5,027        4,425
    Interest Expense                           (7,046)        (29,811)            (20,894)     (46,287)
    Accounting Change                               -            -                (305,691)       -
    Penalties Expense                            (253)           -                   (305)        -
                                            -----------     -----------         ----------    ----------

    Total Other Income and (Expense)           (5,757)        (28,161)           (321,863)     (41,862)
                                            -----------     -----------         ----------    ----------
Discontinued operations
    Gain on disposal of assets                467,232            -                467,232         -
    Income from operations                     17,722          66,368             184,917      343,251
                                            -----------     -----------         ----------    ----------
    Total from discontinued Operations        484,954          66,368             652,149      343,251

       Net Gain (loss)                      $ 407,948       $ (18,427)          $  74,072     $ 95,883
                                            ===========     ===========         ==========    ==========

       Gain Per Share of Common Stock
          (7,318,228 Shares outstanding
          at 07/31/99 and 8,455,087
          outstanding at 07/31/00)

From continuing operations                  $   (0.01)      $   (0.01)          $   (0.07)    $  (0.03)
From discontinued operations                $    0.06       $    0.01           $    0.08     $   0.04
Net Gain (loss)                             $    0.05       $    0.00           $    0.01     $   0.01
                                            ===========     ===========         ==========    ==========

The accompanying notes are an integral part of the financial statements.


                             Vitro Diagnostics, Inc.
                            Statements of Cash Flows

                                                     Nine Months Ending         Twelve Months Ending
                                                       07/31/00                      10/31/99
                                                       (Unaudited)                  (Audited)
                                                     ------------------         --------------------

Cash Flows from Operating Activities

    Net Income (Loss)                                $   74,074                 $    (140,803)
    Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
         Depreciation & Amortization                      6,520                        13,763
         Gain on sale of assets                        (467,232)
         Expenses Incurred for Stock                       -                           27,300
    Changes in Assets & Liabilities:
         Decrease (increase) in-
           Accounts Receivable                          (99,615)                        9,839
           Inventories                                  397,016                       (98,668)
           Prepaid Expenses                              11,880                        (4,712)
           Deposits                                                                    15,411
         (Decrease) increase in-
           Accounts Payable                              48,591                       (68,140)
           Salaries & Wages Payable                         300                          -
           Payroll Taxes Payable                         (5,428)                       (2,365)
           Accrued Expenses                                -                           (2,365)
                                                     ------------------         --------------------

     Net Cash Provided (Used) by
        Operating Activities                            (33,893)                     (241,760)
                                                     ------------------         --------------------

    Cash Flows From Investing Activities

         Proceeds from sale of assets                   243,483
         Capital Expenditures                           (29,683                       (17,953)
         Patents                                        (41,204)                      (48,612)
         Increase in note receivable                                                   (6,825)
         Payments on note receivable                      6,500                           325
                                                     ------------------         --------------------

     Net Cash Provided (Used) by
         Financing Activities                           179,096                       (73,065)
                                                     ------------------         --------------------

     Cash Flows from Financing Activities

         Proceeds from Note Payable, Bank                60,506                       150,000
         Payments on Notes Payable, Bank                                               (7,928)
         Payments on Short Term Notes Payable                                        (154,708)
         Sales of common stock                                                        376,000
                                                     ------------------         --------------------

         Net Cash from Investing Activities              60,506                       363,364
                                                     ------------------         --------------------

         Net Increase (Decrease) in Cash                205,709                        48,539
         Cash (Bank Overdraft) Beginning                 44,291                        (4,248)
                                                     ------------------         --------------------

         Cash Ending                                 $  250,000                 $      44,291
                                                     ==================         ====================

Supplemental disclosures of cash flow information

Cash paid during the year for:

         Interest                                    $   20,894                 $      51,854
                                                     ==================         ====================


    The accompanying notes are an integral part of the financial statements.

                             Vitro Diagnostics, Inc.
                        Notes to the Financial Statements

                            July 31, 2000 (Unaudited)


Note 1- Unaudited Financial Information

     The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the nine month interim periods ended July 31, 2000 and 1999. The adjustments consists only of normal reoccurring accruals. The results of operations for the nine month interim period ended July 31, 2000 are not necessarily indicative of the results to be expected for the year ended October 31, 2000.


Note 2 -  Financial Statements

     Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.


Note 3 -  Change in Accounting Policy

     As of November 1, 1999, the Company changed its method of determining cost of its finished goods inventory from a method based on costs as a percentage of gross selling price to cost determined by a study of the manufacturing processes. Management believes that the new method results in a closer matching of costs associated with the products, thereby reflecting a more realistic picture of the Company's financial progress. The effect of the change was to increase income for the quarter ended July 31, 2000 by $14,749 ($0.00 per share) and to increase income for the three quarters ended July 31, 2000 by $155,039 ($0.02 per share). The cumulative effect of the change on prior years of $(305,691) ($.04 per share) is a one time charge to income. Proforma amounts showing the effect of applying the new method retroactively are as follows:

                                    Quarter      Year to Date

Net income (loss)                   $422,697      $229,111

Income(loss) per common share      $    0.05      $   0.03

Management is unable to determine the effect of the change had it occurred on November 1, 1998 on the quarter ended July 31, 1999.

Note 4 - Sales of business segment

     In a transaction which closed August 7, 2000, the Company sold all of the assets of its antigen division to a private company controlled by the former president and a director. The transaction was effective for accounting purposes on July 31, 2000. In exchange for the assets, the purchaser agreed to pay the Company $700,000 and assume substantially all of its liabilities. At closing, the Company received $250,000 cash and a promissory note in the principal amount of $450,000 payable September 7, 2000. In addition, the purchaser assumed all of the Company's liabilities except for certain excluded liabilities associated with the business and assets retained. The recorded liabilities assumed totaled approximately $270,000. The Company is contingently liable for those liabilities until they are satisfied by the purchaser. The total sales price was approximately $970,000. The gain recorded on the sales was approximately $467,232.

     The operations of the antigen division have been presented in the statement of operations as discontinued operations. The presentation of the discontinued operations includes only the net results of its operations and the gain on its disposal.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at July 31, 2000 and for the three and nine month periods ending that date. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, including the audited financial statements contained therein.

     In a transaction which closed August 7, 2000, the Company sold all of the assets of its antigen division to AspenBio, Inc., a private Colorado corporation ("Purchaser"). This transaction was effective for accounting purposes on July 31, 2000. In exchange for the assets, the Purchaser agreed to pay $700,000 and assume substantially all of the liabilities then outstanding. At closing, the Company received $250,000 cash and a promissory note in the principal amount of $450,000 payable September 7, 2000, which was subsequently paid. In addition, the Purchaser assumed all outstanding liabilities except for certain excluded liabilities associated with the business and assets retained. As of the date of closing, the total assumed liabilities, including $283,726 of facilities and equipment leases, totaled approximately $553,726 on an unaudited basis. The Purchaser agreed to pay all of these liabilities as they become due. If not sooner paid, the Purchaser agreed to pay the liabilities within ninety days of closing, or to obtain a release of the Company.

     The assets included in this sale were all of the assets formerly used in the antigen division. These assets include equipment, furniture, fixtures, inventory, accounts receivable and intangible assets associated with the antigen division. These assets were formerly used to produce and distribute antigens primarily for diagnostic purposes. Following the sale, we retained patents and other intellectual property used or proposed to be used in connection with a therapeutic business. The Company intends to continue that business in the future.

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's products in the market place, general economic conditions, and the overall state of the biotechnology industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources
-------------------------------

     At July 31, 2000, the Company had working capital of $700,000, consisting of $700,000 of current assets and no current liabilities. The current assets which existed at that time represent the proceeds from sale of the antigen division which was sold effective July 31, 2000, as more specifically described above. This sale produced an increase in working capital of $21,971 from fiscal year end October 31, 1999. Current assets decreased by $38,525 while current liabilities decreased by $60,496. In addition, the agreement of purchase requires the Purchaser to assume all of the liabilities, including certain off-balance sheet items such as equipment and facilities leases, except certain excluded liabilities. Management believes that this transaction will provide the Company with needed cash and relieve it of liabilities in order to devote resources to further develop its therapeutic business. Assumption of the liabilities is contingent on the Purchaser paying them or removing the Company as a responsible party on or before November 7, 2000. Assuming that is the case, management is of the opinion that the Company will not require additional capital from outside sources to finance its capital requirements for the balance of fiscal 2000 and 2001. However, management believes that the Company will require additional funds in the future to continue efforts at developing its therapeutic business and gaining FDA approval of its proposed therapeutic products.

     Historically, the Company has relied on borrowing to maintain its R&D department and finance necessary research and development, since its operations used, rather than provided cash. During the six month period ended April 30, 2000, the most recent accounting period prior to sale of the antigen division, operations used $162,000 of cash. This cash out-flow was addressed through borrowing, as the Company borrowed $172,000 during that six month period. As a result, a primary motivation for the sale of the antigen division was the cash it would produce and the anticipated elimination of liabilities.

Results of Operations
---------------------

     For the nine months ended July 31, 2000, the Company realized net income of $74,072, or $0.01 per share, including a gain on the disposition of its antigen business. Results for the three months then ended, including that gain, were net income of $407,948, or $0.05 per share. The operation of the antigen business has been presented as discontinued operations. Overall results for the three and nine month periods ended July 31, 2000 therefore include income or loss from operations, other income or expense and gain or loss on discontinued operations.

     The Company realized a gain of $467,232 on the disposal of its antigen business. Coupled with the net loss from operations of $71,249 and other expenses, including a charge for a change in accounting for costs of goods sold of $5,757, the Company realized net income of $407,948 for the three months ended July 31, 2000. The loss from operations of $256,214 and other expenses of $321,863, produced net income of $74,072 for the nine month period.

     Profit margin from sales of the Company's product decreased from the first nine months of 1999, from 72% for the nine months ended July 31, 1999 to 68% for the nine months ended July 31, 2000. Management believes that this is attributable to increased sales at discounted prices. Also, selling, general and administrative expenses increased from 1999 to 2000 by approximately $15,000. Research and development increased approximately $36,000 as result of increased expenditures related to the Company's cell immortalization research.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 20, 2000.

                                            Vitro Diagnostics, Inc.

                                      By:  /s/ James R. Musick
                                           ------------------------------
                                               James R. Musick, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 20, 2000.


                                     Principal Executive and Financial Officer:

                                    /s/ James R. Musick
                                    ------------------------------
                                        James R. Musick, President and
                                        Chief Executive Officer