Form 10KSB
period 2000-10-31
VITRO DIAGNOSTICS INC
filed 2001-01-29
CIK 793171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended October 31, 2000

() Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


                        Commission file number: 0-17378
                                                -------


                             VITRO DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                  84-1012042
------------------------------             ---------------------------
(State or other jurisdiction of            (I.R.S. Identification No.)
incorporation or organization)


8100 Southpark Way, Bldg B-1 , Littleton, Colorado              80120
---------------------------------------------------        -------------
     (Address of principal executive offices)               (Zip  Code)



(Registrant's telephone number, including area code):  (303) 798-6882
                                                       ---------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                        ---------------------------------
                                (Title of Class)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $821,564

The aggregate market value of the 2,272,315 shares of voting stock held by non-affiliates of the Company outstanding at December 31, 2000, calculated by taking the average of the bid and the asked prices of the Company's common stock ($0.96 as quoted on January 23, 2001) was $2,181,422. The number of shares outstanding of the issuer's common equity as of December 31, 2000 was 8,534,835.

                       Document incorporated by reference:

     The Proxy Statement for the Annual Meeting of Shareholders to be held in April 2001 is incorporated by reference herein into Part III, Items 9 through 12.

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

This report consists of 50 pages, including one page constituting the cover page.

                                TABLE OF CONTENTS


PART I...................................................................     1


   ITEM 1.  BUSINESS.....................................................     1

   ITEM 2.  DESCRIPTION OF PROPERTY......................................    12

   ITEM 3.  LEGAL PROCEEDINGS............................................    13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    13


PART II..................................................................    14


   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....    14

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................    15

   ITEM 7.  FINANCIAL STATEMENTS.........................................    20

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS................    20


PART III.................................................................    20


   ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    20

   ITEM 10.    EXECUTIVE COMPENSATION....................................    20

   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.20

   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    21


PART IV..................................................................    21


   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.......................    21


SIGNATURES...............................................................    24


PART F/S.................................................................   F-1

                Special Note Regarding Forward Looking Statements

     Except for the historical information contained herein, this document contains forward-looking statements relating to future financial results or business expectations. These statements are identified by words such as "expects," "anticipates" or "hopes." Investors should be aware that business plans may change as circumstances warrant. Actual results could differ materially as a result of risk-related factors over which the Company has no control. Such factors include, but are not limited to, those discussed in
"Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors should not put undue reliance on these forward-looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          Reference to Other Documents

     The descriptions in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with this Report or otherwise filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

History
-------

     Vitro Diagnostics, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 31, 1986. From November of 1990 to July 31, 2000, the Company was engaged in the development, manufacture and marketing of purified human antigens and the development of therapeutic products.

     Effective July 31, 2000, the Company was significantly restructured. The prior operation consisting of the manufacture and sale of purified antigens for diagnostic applications was sold and a new management team was established, including a new Board of Directors. The Company received approximately $700,000 cash and the elimination of substantially all of its debt in consideration for the sale of the diagnostic operation. The Company retained ownership of its intellectual property related to FSH and cellular immortalization. With the assets remaining from the sale, the Company currently engages in research and development of products and technology for use in the manufacture of human therapeutic products targeted to the treatment of specific diseases.

Products and Product Candidates
-------------------------------

     The Company's previous involvement with the purification, manufacture and sale of diagnostic antigens led to development of products and product candidates with potential therapeutic applications directed to markets of greater value. An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 30 years. The worldwide market for FSH and related products is approximately $1 billion per year.

A.   Product Pipeline
----------------------

     The Company's previous operation of the manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes. Since the sale of the diagnostic operation, management has concentrated on the development of these discoveries into commercially valuable assets. Efforts are also underway to convert some of the basic technology into a pipeline of products with potentially wide-ranging applications in the treatment of human diseases. However, as of the date of this Report, none of the products or technologies has generated any revenue for the Company.

     The Company's present products envisioned to treat infertility include purified urofollitropin ("VITROPIN(TM)") for injection. VITROPIN(TM) is a highly purified urinary FSH preparation produced according to the Company's patented purification process. Management believes that this product has competitive advantages over products currently on the market, including higher purity and reproducible, cost-efficient production. Other products designed to treat infertility are VITROPIN-C(TM) (custom FSH) and VITROCELL(TM) (cell-derived
FSH). VITROJECT(TM) is a novel drug delivery device with perceived competitive advantages over the current methods used to administer fertility drugs.

B.   Description of Products and Product Candidates
---------------------------------------------------

     VITROPINtm is highly purified FSH derived from the urine of post-menopausal women. It is produced through the Company's patented technology that management believes represents a significant improvement over previous methods used to produce this product. FSH has been used for over 30 years as a drug to treat infertility by inducing follicle development in the ovary.

     VITROJECTtm is a novel delivery device for administration of VITROPINtm and other substances that provides an entire treatment regime within a single device that is easy and economical to use. FSH currently must be given by either intramuscular or subcutaneous injection at the same time in the evening, for 7 to 15 consecutive days. Most existing products are administered by reconstitution of a single dose, loading of that dose into a syringe and injection, with repetition of these steps in subsequent days. VITROJECT(TM) may allow patients to self-inject fertility drugs by subcutaneous administration at home with fewer drug manipulations and lower cost compared to existing methods. The development of VITROPINtm and VITROJECTtm are sufficiently advanced to approach regulatory authorities such as the Food and Drug Administration to determine the most appropriate methods to receive FDA approval. Such contact with the FDA regarding VITROPINtm has already been established and is described in greater detail below.

     VITROPIN-C(TM) is produced using the Company's proprietary technology. Management hopes that this product candidate will allow the production of specific forms of FSH that control the clinical pharmacology and reduce the likelihood of side effects of currently available products.

     VITROCELL(TM) is envisioned to be the only product on the market identical to native FSH. The Company plans to produce this product through use of cell immortalization technology that is described in greater detail below. Management believes that it may come to dominate the premium-priced fertility marketplace, which currently depends upon artificially derived recombinant products. The Company has been awarded an SBIR Phase I grant from the National Institute of Health to develop immortalized human gonadotrope cells, which will be the source of cell-derived FSH. VITOPIN-Ctm and VITROCELLtm are still in early development stages and are projected to require a substantial and presently unknown amount of time and other resources to develop.

C.   Relevant Patents

     The Company believes that successful commercialization of therapeutic products requires patent protection, including process patents and composition of matter patents. The Company has thus endeavored to establish a proprietary technological position with respect to the above products. The United States Patent Office issued the Company's first patent on November 23, 1999 (US Patent No. 5,990,288). This invention was entitled "Methods for Purifying FSH" and details methods to manufacture highly purified FSH from various sources, including human urine, recombinant FSH sources, human gonadotrope cells (cells of the human pituitary gland that elaborate FSH & LH) and animal extracts of pituitary glands. Management believes this invention represents a significant advance in the methods previously used to purify FSH and to produce therapeutic FSH.

     Also, the Company has another patent application pending concerning its method to purify FSH. In the United States, this application is a "Continuation in Part" application that seeks expanded protection of its previously granted patent, number 5,990,288. This application has also been filed in Canada, Australia, New Zealand, United Kingdom and the European Patent Office. Given successful prosecution of this application, the Company would then own patents in various European countries, Canada, Australia, New Zealand and the United Kingdom. There is presently no assurance that these additional patents will be issued. Also, once issued, an individual patent may be subject to litigation that may result in invalidation of all or part of the patent. There is no assurance that any patent issued to the Company will not be invalidated through legal challenge. SEE - "Risk Factors."

     VITROJECTtm is subject to patent protection through pending applications filed by the Company in the United States and with various foreign countries of the "Patent Cooperation Treaty." This application may result in issued patents within the United States and select foreign countries. VITROCELLtm is likewise protected through patent applications that are pending in the United States and select foreign countries. There is no assurance that patents will be issued from these pending applications. VITROPIN-Ctm is not yet subject to any specific patent protection other than that afforded by the aforementioned issued and pending patents.

D.   Competition

     Ares-Serono Group, SA controls approximately 70% of the worldwide FSH market. The Organon division of Akzo-Nobel, SA has the majority of the remaining market, with a 20% market share. Ferring GmbH has the remaining share of the market, about 10%. Both Serono and Organon have diversified product lines including impure LH/FSH combination drugs and recombinant FSH.

     The existing market participants represent substantial competition to any entity hoping to introduce new products into the human fertility market, including the Company. All of these entities have substantially greater financial and personnel resources than the Company. Also, Serono is also known to vigorously protect its market position through various means, including litigation. Organon and Ferring, while not known to engage in aggressive market protection tactics, may well present substantial obstacles to the entry of the Company's products to the market.

E.   Regulatory Approval
------------------------

     Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale. In the United States, the FDA oversees approval of such products.

     The Company has recently made a submission of its plan for the approval to the FDA regarding VITROPIN(TM), which if approved, will allow scale-up production of VITROPIN(TM) for testing in humans. The Company anticipates a relatively short clinical program, culminating in a rapid approval since VITROPIN(TM) will be directly compared with Fertinex(TM), which has been previously approved by the FDA. The Company will carefully evaluate its current dialogue with the FDA to determine the final version of its submission to the FDA seeking formal approval for the sale of VITROPINtm in the United States. Approval of VITROPINtm for sales in other countries will be also pursued. VITROJECTtm, VITOPIN-Ctm and VITROCELLtm have not yet been submitted to any regulatory authority for consideration of approval.

F.   Commercialization and Development Plan
-------------------------------------------

     The Company intends to maintain its focus on the research and development of certain technologies and the establishment of a series of patents both in the United States and other countries that derive from its research. The Company will also pursue commercialization of its products and technology on its own and through strategic alliances and other inter-corporate relationships. Such relationships could provide the Company with an additional avenue to market its technology and obtain financial support for continuing development of its products and technology.

     The Company recently executed an agreement to attempt the establishment of such relationships. An agreement was executed on November 3, 2000 with Pharma-Links, Inc., a consulting company focusing on strategic alliances and other collaborative relationships within the pharmaceutical industry. Pharma-Links is owned and operated by Dr. Ronald Goode, a director of the Company.

     Management believes that the agreement with Pharma-Links provides the Company with substantially increased access to the establishment of significant inter-corporate partnerships. The agreement allows Pharma-Links, Inc. to investigate and negotiate, if appropriate, strategic alliances, joint ventures, partnerships, equity investments, licenses, mergers, sales of assets or other business relationships to develop the Company's products and technology. It contemplates that Pharma-Links may make introductions to potential partners, provide counsel to the Company in negotiating or structuring the relationship, make presentations and negotiate on the Company's behalf. Management believes that the agreement will be instrumental in helping the Company reach its development goals.

     Commercialization of VITROPIN(TM) requires regulatory approval as noted above. The Company anticipates that obtaining such approval from the FDA would require at least two years. This approval is dependent upon several factors, including funding of the clinical trials and other events that are beyond the control of the Company. There can be no assurance that the required approval would be obtained within the next two years. Sales of product would further require an arrangement with a third party to distribute product and such arrangements do not presently exist.

Cellular Immortilization
------------------------

     A.   Origin of research

     Based on a desire to provide an internal source of human pituitary hormones for therapeutic uses, the Company has developed proprietary technology for the immortalization of human cells. This is considered a platform technology because it has potentially wide application in the development of a variety of therapeutic products including cell products such as FSH, cell lines for use in the treatment of degenerative diseases and drug discovery. The Company's immortalization technology represents an alternative to current technologies for replacing degenerated tissue. Commercialization of products to be derived from immortalization research is a longer-term objective of the Company.

     B.   Description of Technology

     The Company has developed a proprietary and patent pending technology that uses the controlled over-expression of specific genes to produce cellular immortalization. Most cells of the body will live for a short time when taken out of the body. However, these cells will eventually die. The Company has developed methods involving the controlled expression of specific genes that prevent the death of cells grown in culture. These genes are also involved in the control of cell proliferation. Cells immortalized by the Company's method continue to divide indefinitely in cell culture.

     Cancer results in uncontrolled cell division of specific cells that become malignant. These cancerous cells are immortal and also transformed. Cellular transformation leads to development of tumors and metastatic disease that can be fatal. While the Company's technology involves regulated expression of oncogenes that are often active in cancerous cells, its method prevents the transformation of these cells. Immortalized and non-transformed cells maintain the same cellular properties of fully differentiated cells that are present in the body. These cells can therefore be used for several potentially valuable medical applications.

     C.   Applications of Cellular Immortalization Technology

     The potential applications of the Company's technology include: a) use of immortalized cells for research and drug development, b) the products of immortalized cells, and c) the establishment of immortalized cell lines for use in cellular transplantation to treat diseases such as Alzheimer's and type I diabetes that result from death of specific cells of the body.

     The Company will focus initially on the use of cell immortalization technology to generate pituitary hormone-producing cells. The hormones of the pituitary gland control several bodily functions including growth, reproduction and metabolism. Immortalized pituitary cell lines will be used for basic research and drug development studies. Also, these cell lines allow an alternative method for the production of these hormones. Immediate targets are cells that produce FSH and LH. The Company presently has a federal research grant to fund its research concerning the development of immortalized cells that produce FSH and LH.

     The Company hopes to extend immortalization to other types of cells as well. If the Company is able to engage in further cell immortalization research, additional objectives would be to extend immortalization to nerve cells and to beta cells of the pancreas gland that produce insulin. Such research may aid in the development of new therapies to treat Parkinson's disease, ALS, type I diabetes and spinal cord injury. Cell immortalization technology may eventually be applied to the development of artificial organs that are based on human cells engineered to prevent rejection by recipients.

     D.   Relevant Patents

     The Company has filed a patent application with the United States Patent Office and with the Patent Cooperation Treaty as well, designating several countries within the PCT. On July 27, 2000, the PCT application was published as international publication number WO 00/43500, entitled "Immortalized Cell Lines and Methods of Making the Same." There is no assurance that either of these applications will result in issued patents, nor that if patents are issued, that these will not be subject to legal challenge resulting in limitation of the patent protection. SEE - "Risk Factors."

     E.   Status of Research

     Research concerning cellular immortalization began in 1996 and was initially oriented to the immortalization of bovine pituitary cells. Since 1997, this work has been extended to human pituitary cells where the Company has demonstrated immortalization through oncogene over-expression. The Company has established cell culture conditions that promote proliferation and differentiation of primary pituitary cultures. The Company is also investigating various different methods of immortalization and control of the expression of the immortalizing oncogenes to result in cells that maintain continuous hormone secretion.

     A Phase I Small Business Innovation Research Grant (SBIR) awarded to the Company by the National Institutes of Health (NIH) on June 5, 2000 supports the Company's research into the immortalization of human pituitary cells. The grant provides $100,000 in funding for a research project entitled "Immortalization of Human Gonadotropes." Given successful completion of the Phase I research, the Company also has the opportunity to apply for a Phase II SBIR grant, which could provide up to $750,000 in additional funding. See ITEM 6. "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     F.   Development Plan

     The Company intends to continue its research into the immortalization of human gonadotropes through its Phase I SBIR research grant. The primary objectives are to successfully complete the phase I research objectives and submit a Phase II SBIR grant application. If the Phase II grant support is obtained, additional research would be conducted to further develop immortalized human gonadotropes for commercialization of the FSH secreted by these cells. However, without additional funding beyond that provided by the Phase I SBIR grant, the Company may not be able to engage in additional cell immortalization research and may discontinue this research. Other sources of funding to support the Company's research are additional research grant support through federal and private granting agencies and research support that may be obtained from inter-corporate relationships that are being pursued for support of the development and commercialization of the Company's products to treat infertility, as described previously.

EMPLOYEES

     The Company presently has two full time employees, including James Musick, the Company's President, and Erik Van Horn, the Company's Vice President. Mr. Musick is responsible for all day-to-day operations of the Company, as well as assistance in strategic direction, research and other management functions. Mr. Van Horn heads the Company's research and development programs. In addition, the SBIR grant described above provides for part-time employment of two additional persons to achieve the objectives of this research.

     The Company utilizes the services of consultants and independent contractors to supplement the resources of its employees from time to time. These consultants include scientific and laboratory personnel, accountants and attorneys. Some of these consulting positions may be converted to full time employment if and when the Company's needs require and its resources permit.

SCIENTIFIC ADVISORY BOARD

     The Company has recruited individuals outside of the Company with relevant scientific and business experience to serve on its Scientific Advisory Board
(SAB) to facilitate the achievement of the Company's development objectives. The SAB has primarily assisted the Company as individuals in a consultation capacity thus far. In the future, the Company intends to hold semi-annual meetings of its entire SAB to review and advise management regarding strategic technical and relevant business issues.

The following  individuals  presently comprise the Company's Scientific Advisory
Board:

1. Patrick Sluss, Ph.D.
-----------------------
     Dr. Sluss is presently Director of the Assay Laboratory of the Reproductive Endocrine Unit of Massachusetts General Hospital, Boston, MA. The Reproductive Endocrine Unit is one of two National Centers for Infertility Research. Dr. Sluss also holds a joint appointment with Harvard Medical School as assistant professor of medicine.

     Dr. Sluss has authored numerous scientific research articles. His present research interests are: 1) The structure and function of the gonodotropins, 2) the physiology and pathophysiology of gonadal function, 3) the physiology and biochemistry of activin and inhibin, 4) the structure and function of follistatin, 5) the regulation of gonadotropin action by autocrine and paracrine systems, and 6) control of normal and abnormal prostate growth. He is considered a leading authority in the emerging field of regulation of reproduction by the hormones activin, inhibin and follistatin. His research is presently being supported by 3 grants from the National Institutes of Health. Dr. Sluss provides the Company with technical advice concerning cellular immortalization and the development of its fertility drugs. Dr. Sluss also assists Vitro in the preparation of its research grant applications.

2.   Michael E. Hanson.
-----------------------
     Mr. Hanson is presently retired from a 24-year career in the pharmaceutical industry with Eli Lilly and Company in Indianapolis, Indiana where he was President of the Internal Medicine Business Unit. In his first eleven years, he held various sales positions and was involved with the introduction of an injectable antibiotic product line. In 1985, Mr. Hanson became Director of New Product Planning and Licensing, where he was responsible for the acquisition of external products and technologies and for the global commercialization and launch of all new products. Notable product launches were Prozac, Axid and Humatrope. In 1988, Mr. Hanson became the Executive Director of Japan Business Planning and was responsible for the "Japan 2000" strategic plan for Eli Lilly Japan K.K. In 1992, Mr. Hanson was Vice President of New Product Planning and Licensing and in 1993, Vice President of Lilly Research Laboratories where he was responsible for Global Clinical Pharmacology, Global Medical, Regulatory and Health Economic Organizations. In 1994, Mr. Hanson became a member of the Operations Committee of Eli Lilly and President of the Internal Medicine Business Unit, concentrating in cardiovascular and oncology businesses.

     Mr. Hanson also serves as a member of the Board of Directors of MGI Pharma, Inc. and on several philanthropic and educational boards. Mr. Hanson assists the Company in the strategic planning of its therapeutic products and in general business matters.

3.   Kenneth Faber, M.D.
------------------------
     Dr. Faber is presently Chief of the Department of Reproductive Endocrinology at Colorado Permanente Medical Group and assistant professor in the Department of Obstetrics and Gynecology Section of Reproductive Endocrinology, University of Colorado Health Sciences Center, Denver, CO.

     Dr. Faber received his M.D. in 1985 from the University of Michigan Medical School, was certified with the American Board of Obstetrics and Gynecology in 1993 and in 1995 with the American Board of Obstetrics and Gynecology: Section on Reproductive Endocrinology. Dr. Faber provides scientific consultation relevant to the business objectives of the Company, with concentration on human infertility.

4.   Pamela L. Mellon, Ph.D.
----------------------------
     Dr. Mellon is presently Director of the Center for the Study of Reproductive Biology and Disease and Professor of Reproductive Medicine and Neurosciences at the Center for Molecular Genetics, University of California at San Diego.

     Dr. Mellon received her Ph.D. in Molecular Biology from the University of California at Berkeley in 1979. Dr. Mellon has authored many scientific research articles throughout her career relating to the molecular and developmental biology of the pituitary gland. Her articles are published widely and, she is considered a leading authority concerning targeted oncogenesis of pituitary cells. Dr. Mellon provides scientific consultation relevant to the business objectives of the Company, with concentration on the immortalization of pituitary cells. She also provides assistance in preparing research grant applications.

5.   Gary E. Gamerman, M.S., J.D.
---------------------------------
     Mr. Gamerman has extensive experience in several aspects of the biotechnology industry, including legal, regulatory, technical and commercial development of biotherapeutic products. His prior employment includes the FDA's Center for Biologics, Evaluation and Research where he reviewed approval requests for new biotechnology therapies. He received his J.D. from George Washington University and B.A. (Biochemistry & Molecular Biology) and M.S. (Applied Molecular Biology) degree from the University of Maryland Baltimore. Mr. Gamerman sits on the Board of Directors of GeneTox Corporation and Pharmaceutical Outsourcing Managers Association. He also serves on the Editorial Advisory Board of Bio/Pharmaceutical Outsourcing Reports, The Journal of cGMP Compliance and Validation Times. Mr. Gamerman will primarily focus his efforts on regulatory approvals of the Company's biotherapeutic products, including VITROPIN(TM)and related products.

RISK FACTORS

     This  10-KSB  report  contains  forward-looking   statements  that  may  be
materially affected by several risk factors including those discussed below.

1.   Dependence on successful product development.
--------------------------------------------------
     The realization of revenue and profits from products and technologies discussed herein is critically dependent upon successful product development. There is no assurance that the Company will be able to successfully develop any pharmaceutical product for commercial sales. The officers and employees of the Company have no prior experience in the development of therapeutic products. The leading product candidates, VITROPINtm and VITROJECTtm, have not yet been subject to clinical trials or to approval by any regulatory authority. Such approvals are prerequisites of any product launch and sales. There is no assurance that the Company will be able to successfully complete clinical trials and obtain regulatory approval. Furthermore, if approved by regulatory authorities such as the FDA, there is no assurance that an approved product will be successfully commercialized. In addition, the Company has several other products that are in the early stages of development. Further development of such products, e.g., VITROPIN-C(TM) and VITROCELL(TM), is critically dependent on available financial, human and technical resources and there is no assurance that development of these products will be successful. It is important to recognize that it is very difficult to predict the course of research and development of biological products such as those being pursued by the Company. While cellular immortalization holds potential promise for a wide variety of applications such as cell transplants for the treatment of Alzheimer's disease and type I diabetes, there is no assurance that the Company will be able to develop such products.

2.   Dependence on additional capital.
--------------------------------------
     While the Company has sufficient  liquidity to maintain present  operations until approximately the conclusion of the 2001 fiscal year, the successful commercialization of any of the Company's products requires significant additional funding and there is no assurance that the Company will be able to secure those funds. Clinical trials of VITROPINtm are expected to require at least $1.5 to 2 million or more, depending on the exact clinical trials required by the FDA. Without the required funding, these trials will not proceed and the Company will not be able to commercialize VITROPINtm. VITROJECTtm may be commercialized independently of VITROPINtm through funding by a third party. However, the Company has no pending or contemplated agreements regarding independent commercialization of VITROJECTtm. Hence, if VITROPINtm does not move forward toward commercialization due to lack of funding, it is also likely that VITROJECTtm will be blocked from further development. Other products in the Company's pipeline are still in research and development and there is no assurance that the Company will be able to fund this R & D. While the Company does have a small research grant from the NIH, there is no assurance that the Company will be able to secure additional research grant support for its research or obtain financial support for its research from any other source.

3.   Dependence on intellectual property.
-----------------------------------------
     Successful commercialization of therapeutic products requires significant intellectual property and the ability to maintain a proprietary position with respect to intellectual property. There can be no assurance that the Company will achieve or maintain the necessary intellectual property. There is uncertainty with respect to the issuance of patents from the pending applications of the Company that were described above. Also, once issued, there is no assurance that legal challenge will not result in the narrowing of the claims, circumvention or invalidation of a patent. Furthermore, a third party may engage in infringement of patents issued to the Company and the Company may not have the resources necessary to prevail in defending its patent position. Patent law concerning biotechnology inventions is subject to changes depending upon interpretation of present law and new statutes. Biotechnology is a relatively new field and many ethical and legal issues have been raised that are yet to be resolved. Such developments may impact the Company and its intellectual property position.

4.   Lack of operating experience.
----------------------------------
     The Company, its officers and employees, have no experience in the operation of a biotherapeutic operation. While the Company has attempted to mitigate this deficiency by adding individuals experienced in pharmaceutical operations to its Board of Directors and to its Scientific Advisory Board, there is no assurance that the Company will be able to achieve the proficiency needed to: a) manufacture pharmaceutical products, b) perform necessary clinical trials resulting in regulatory approval by the FDA and other regulatory authorities, c) establish strategic alliances or other inter-corporate relationships necessary to outsource specific aspects of the development of a pharmaceutical product, or
d) engage in appropriate marketing strategies to capture any share of the markets targeted by the Company.

5.   Dependence on key personnel.
---------------------------------
     Achievement of the objectives described herein also depends critically upon key personnel who have contributed substantially to the development of the products and technology presently owned by the Company. At present the Company has no employment contracts with either of its full-time employees, Dr. James Musick or Erik Van Horn. Both of these individuals have contributed substantially to the development of the products to treat infertility and cellular immortalization. Loss of either or both employees could adversely impact the successful commercialization of the Company's products.

6. Effects of potential litigation.
-----------------------------------
     The Company is subject to potential litigation as by class action of its shareholders regarding reduction in the market value of the Company's stock, hostile takeover efforts, product liability claims and other claims of legal wrongdoing by the Company. During 2000, a major shareholder attempted to exert control over the Company and threatened litigation if its demands were not met. The Company successfully negotiated a compromise with the shareholder resulting in the restructuring of the Company and satisfaction of the shareholder demands. However, there are other potential legal challenges that the Company may be subjected to and such actions could divert resources from the pursuit of the business objectives of the Company and compromise achievement of these goals.

7.   Dependence on third party manufacturers.
---------------------------------------------
     The Company does not have the resources necessary for manufacture of therapeutic products to required FDA guidelines. As a result, the Company has decided to outsource such manufacturing, called GMP manufacturing, to third parties who serve as contract manufacturers. Thus, the Company is at risk as to the quality of manufacturing by its chosen contractors. While the Company engages in careful scrutiny of its potential manufacturers to ensure high quality and FDA compliance, there is no assurance that the contractor will perform to FDA guidelines. Also, efficiency is a central issue underlying the Company's profits and manufacturing efficiency will not be entirely under the control of management of the Company when contractors are used for GMP manufacture of the Company's products.

8.   Lack of liquidity in the Company's securities.
---------------------------------------------------
     There is presently limited liquidity in the public stock of the Company as indicated by relatively low price of the Company's stock and a relatively low volume of trading. This limited liquidity is related to the fact that the Company's securities are traded on the OTC bulletin board and are thus considered "penny stocks". Such limited liquidity of the Company's securities may limit the funding abilities of the Company that are related to equity transactions.

9.   Dependence on regulatory approvals.
----------------------------------------
     Prior to the marketing and sale of the Company's products, regulatory approval is essential. While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products. The absence of regulatory approval essentially blocks the commercialization of the Company's products.

10.  Some R&D activities of the Company depend on fetal tissue research.
------------------------------------------------------------------------

     Research using fetal tissue is controversial. The Company faces risks because of fetal tissue research, such as a potential federal ban of fetal tissue research that would preclude federal funding of such research. The Company also faces opposition to its research by anti-abortion groups.

TRADEMARKS

     The Company has established trademark claims to its products, VITROPINtm, VITROJECTtm, VITROPIN-Ctm, VITROCELLtm and the term "Naturally Pure Therapeuticstm" informally by publication. These trademarks are thus common law marks that may be challenged through similar, established and registered marks that existed prior to initial publication by the Company. The Company may elect to formally protect some or all of these marks through registration with the United States Patent and Trademark Office. Registration of a trademark involves an initial search of various information sources listing registered and common law marks to determine if there is a prior claim to a particular mark. If no conflict is found, the registration process includes an application to the Trademark office and payment of filing fees. Within about one year of the filing, a decision is issued as to whether or not registration is allowed. There is no assurance that the Company will be able to successfully obtain any registered trademark.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. The Company shares office space located at 8100 Southpark Way, Building B-1, Littleton, CO 80120. This space is presently occupied by AspenBio, Inc, which is owned by the former president of the Company who is also a significant shareholder of the Company. The Company has an informal arrangement with AspenBio, Inc. whereby the Company obtains office space and related services and access to scientific equipment for use in its research and development activities. Also, during calendar year 2001, the Company has retained part-time services of two employees of AspenBio, Inc. to assist the Company in achieving the objectives of its SBIR research grant that was described above. The Company will pay AspenBio approximately $21,000 in indirect costs for the use of space and equipment during 2001. The lease of this space expires on December 31, 2001. The Company presently has no arrangements made regarding another facility for its operations after December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

     There are currently no legal matters or other regulatory procedures pending or threatened that involve the Company or its property or any of the principal shareholders or officers or directors in their capacities as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) Market Information

     The following information sets forth the high and low bid price for the Company's common stock for each quarter within the last two fiscal years. The Company's common stock is traded over-the-counter and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The following information has been obtained by the Company from the Pink Sheets, a publication which tracks stock prices for the broker-dealer community. The prices set forth below do not include retail mark-ups, mark-downs or commissions, and may not represent prices at which actual transactions occurred.

Fiscal Quarter Ended         High                Low
--------------------       -------             --------

1999

January 31                $  0.65               $ 0.62
April 30                     0.75                 0.75
July 31                      2.13                 1.88
October 31                   2.31                 2.00

2000

January 31                $  3.69               $ 1.56
April 30                     4.56                 2.13
July 31                      2.91                 1.25
October 31                   2.67                 0.88

     The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

     b) Holders

     As of December 31, 2000, the Company had approximately 1,978 shareholders of record, not including persons who hold their shares in "street name".

     c) Dividends

     The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future. The payment of dividends in the future is dependent on the generation of revenue and profit, and the discretion of the Board of Directors based upon such matters as the Company's capital needs and costs of obtaining capital from outside sources.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

     Pursuant to an agreement dated August 7, 2000, the Company sold all of the assets of its diagnostic operation to a private company controlled by its former president and principal shareholder, Roger Hurst. That transaction was effective for accounting purposes on July 31, 2000. In exchange for these assets, the purchaser paid the Company $700,000, $250,000 in cash and a promissory note in the principal amount of $450,000. That note was paid in full in September 2000. Also as part of the transaction, the purchaser assumed all debts and liabilities of the Company originally associated with the diagnostic operation. The liabilities assumed by the purchaser totaled $67,319 for financial statement purposes, together with debt of $202,578. The purchaser also assumed certain off-balance sheet liabilities, including equipment and facilities leases. As a result of this transaction, the Company discontinued the diagnostic operation.

     Prior to sale of its diagnostic operation, the Company's operations focused on the purification and sale of human antigens. These antigens were used as raw materials for the diagnostic testing industry. The antigens were purchased for use in diagnostics kits, standards and controls, antibody production and research. Prior to the sale, the Company sold to approximately 150 customers through its employees, independent brokers and distributors.

     The assets included in the sale were all of the assets formerly used by the Company in its diagnostic operation. These assets included equipment, furniture, fixtures, inventory, accounts receivables, cash and certain intangibles. However, the Company retained patents and other intellectual property that it uses and proposes to use in connection with its therapeutic operation.

     The value of the assets transferred in the sale was based on a variety of factors. Those factors included negotiations between the parties, the historical cash flow of the assets during preceding fiscal years, the estimated replacement cost of certain assets and estimates of value provided by third parties. The Company did not find it suitable to assign relative weights to the individual factors considered in reaching a conclusion as to the estimated value of the assets. However, each factor was considered material to a determination of the sale price.

     Also as part of this transaction, the Company restructured its facilities requirements. The Company assigned its lease for approximately 5800 square feet of office space to the purchaser of the diagnostic operation. The Company now subleases a small portion of that space from the purchaser on a rent-free basis. The value of office space and facilities contributed by the related party was valued at $1,750 per month based on the prevailing market rate, the value of which was treated as capital contributed by the related party. The Company believes this arrangement is suitable for the foreseeable future.

Liquidity and Capital Resources

October 31, 2000
----------------

     At fiscal year end October 31, 2000, and as a result of the sale discussed above, the Company had converted substantially all of its assets to cash. Working capital at fiscal year end was $574,602, representing a decrease of $103,727 from fiscal year end October 31, 1999. Management attributes the decrease in working capital to cash spent on operations during fiscal 2000. Assets which existed at year end 1999, including accounts receivable and inventory, were sold in exchange for cash, leaving the Company with approximately $590,000 in cash at fiscal year end 2000. Proceeds from that sale will be used to fund operations, primarily research and development, general and administrative expenses during the current fiscal year. Based upon its experience to date, capital requirements for the foreseeable future, and assuming no unexpected expenses are incurred, management anticipates that the Company currently has sufficient working capital to last through the end of the current fiscal year.

     Management believes that the Company remains dependent on receiving additional cash to implement its business plan and generate revenue in the future. The Company has submitted a plan for the approval of its proposed fertility drug, VitropinTM, with the FDA and expects to commence clinical trials during the current fiscal year. Conduct of those clinical trials, together with additional obligations in relation to this FDA filing, will require $1 to $2 million in additional funds. Continuing research and development on additional products will also require working capital. Management hopes to fund the capital requirements through one or more of the following: (i) private equity financing;
(ii) strategic alliances with other companies, possibly including joint ventures, partnerships, equity investments or sale of one or more assets; or
(iii) research grants. Management does not believe that the Company is a viable candidate for debt financing, due to its limited assets and lack of revenue.

     As of the date of filing this Report, no agreements for funding are in place and no specific discussions toward that end are in progress. However, the Company has executed an agreement with a related party to investigate such funding arrangements. The agreement allows Pharma-Links, Inc. to investigate and negotiate, if appropriate, strategic alliances, joint ventures, partnerships, equity investments, licenses, mergers, sales of assets or other business relationships to develop the Company's products and technology. It contemplates that Pharma-Links may make introductions to potential partners, provide counsel to the Company in negotiating or structuring the relationship, make presentations and negotiate on the Company's behalf. However, there is no assurance that the necessary funding will be received.

     During the year ended October 30, 2000, the Company received approval for a research grant in the amount of $100,000 from the National Institute of Health relating to its cell immortalization technology. Proceeds from that grant will be used for that purpose during the current fiscal year. The receipt of that grant also allows the Company to apply for an additional grant of up to $750,000 to further that research. Management intends to take all reasonable and appropriate steps to pursue that funding.

     During the fiscal year ended October 31, 2000, the Company's operations used approximately $142,000 of cash. The Company funded its cash requirements during fiscal 2000 through a combination of short-term borrowing and the sale of assets described above. Due to the lack of revenue during fiscal 2001, management expects the Company will use substantially more cash during the current fiscal year. Since management does not anticipate borrowing will be available, other avenues of financing will be pursued.

     Total assets decreased from year-end 1999 to year-end 2000, primarily as a result of the cash spent on operations. Total long-term assets of approximately $166,000 previously owned at October 31, 1999 were sold with the diagnostic operation in August and a portion of the resulting cash spent on operations. As a result, total assets decreased from $936,393 at October 31, 1999 to $763,144 at October 31, 2000. Shareholders' equity remained generally constant from one period to the next.

October 31, 1999
----------------

     At fiscal year end October 31, 1999, the Company had working capital of $678,029, consisting of current assets of $738,525 and current liabilities of $60,496. This represents an increase in working capital of $310,479 from October 31, 1998. In addition to the working capital available at October 31, 1999, the Company had available a line of credit in the amount of $250,000 to help finance operations and capital requirements, all of which was then available. However, this loan was not renewed after the purchaser in the asset sale assumed it. During the fiscal year ended October 31, 1999, the Company's operations used, rather than provided, cash. During that time, the Company's operations used $241,760, compared to cash generated by operations of $64,389 during the fiscal year ended October 31, 1998. Management believes the decrease in cash flow is primarily attributable to two factors: (i) a substantial, one-time sale of products to a single purchaser in fiscal 1998, which was not repeated during fiscal 1999; and (ii) a substantial increase in research and development expenses during fiscal 1999.

     During fiscal 1999, the Company relied on revenues from the sale of its product as well as cash from financing activities to meet it working capital requirements. The Company borrowed $150,000 from its primary lender in fiscal 1999 in the form of a term loan, which loan was also assumed as part of the asset sale. The Company also realized $376,000 from the sale of its common stock in private placements and from exercise of outstanding stock options. A portion of the proceeds of those transactions was used to repay short-term notes payable. The short-term notes accrued interest at rates ranging from 14 to 25%; the Company's ability to refinance such notes with proceeds of the term note assisted in reducing interest expense for the past year.

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

Results of Operations

Year Ended October 31, 2000

     During the year ended October 31, 2000, the Company realized a net loss of $407,563, or $.05 per share, on total revenue of $821,564. Not reflected in the results of operations was a gain on sale of the diagnostic operation of $355,000, all of which was treated as contributed capital under relevant accounting principles since the assets were sold to a related party. If that gain had been included in calculation of the net loss, the Company's loss would have been reduced to approximately $75,000 for the year.

     The Company's decision to sell the assets of its diagnostic operation was based on several factors: (i) the lack of substantial growth in the market for diagnostic antigens; (ii) the Company's desire to focus its resources on the potentially more profitable therapeutic market; (iii) the availability of a buyer who was ready, willing and able to complete the proposed transaction; and
(iv) the perceived integration of the sale with resolution of a dispute with a principal shareholder of the Company. As a result of those factors, a decision was made to sell the assets of the diagnostic operation and concentrate on the therapeutic market.

     As a result of sale of the diagnostic operation and its focus in developing therapeutic products, management does not anticipate that the Company should expect revenue for the foreseeable future. The Company remains dependent on further development of its products, FDA approval, receipt of working capital and other conditions prior to commercial sale of any product.

     Revenue for the year ended October 31, 2000 fell approximately $14,000 from the prior fiscal year, or less than 2%, despite the fact that the Company only operated the diagnostic segment for nine months. Despite the decrease in revenue, costs of sales increased 20%, reducing the Company's gross profit from approximately $547,000 for the year ended October 31, 1999 to $475,000 for the year ended October 31, 2000. The increase in cost of goods sold is attributable to increased costs of raw materials inventory.

     Operating expenses also increased substantially from fiscal 1999 to fiscal 2000, from $640,000 to $878,092. Selling, general and administrative expenses increased $102,000, primarily as a result of legal and other administrative costs associated with sale of the diagnostic operation, resolution of a dispute with a principal shareholder and preparation for the Company's annual meeting of shareholders. Research and development expenses also increased approximately $131,000. This increase represents expenses associated with the Company's efforts to capitalize on its cell immortalization technology, preparation for filing of patent applications on certain of its drug products and FDA submission and data necessary to support its grant application.

     Other expenses decreased from fiscal 1999 to 2000, primarily as a result of a decrease in interest expense. During fiscal 1999, the Company had outstanding high-interest, short-term debt payable to related parties, due to its inability to obtain financing from other sources. That debt was replaced with conventional financing during fiscal 2000, thereby reducing associated interest. The Company also had interest and miscellaneous income of approximately $16,000 in fiscal 2000, offsetting other expenses.

Year Ended October 31, 1999
---------------------------

     During the year ended October 31, 1999, the Company realized a net loss of $140,803, or $.02 per share, on total revenue of $835,452. The net loss for fiscal 1999 is a decrease of $515,290 from the net income for the year ended October 31, 1998. Revenues also decreased from fiscal 1998 to 1999, from $1,232,244 to $835,452, a decrease of $396,792 or 32%. The decrease in revenue is attributable to a one-time sale consummated in 1998, which was not repeated during 1999. The net loss experienced during fiscal 1999, in the opinion of management, is attributable to the decrease in revenues and an increase in research and development expenses during fiscal 1999.

     In fiscal 1999, the Company sold 3,297 milligrams of antigens to its customers. This compares to 5,700 milligrams sold during 1998, including the one-time sale to a single customer. This accounts for the decrease in revenues during fiscal 1999. Prices for the Company's products remained generally constant from 1998 to 1999.

     Gross profit from sale of the Company's product increased from fiscal 1998 to 1999, from 62% for the year ended October 31, 1998 to 65.5% for the year ended October 31, 1999. However, operating expenses increased substantially during the same time. Operating expenses for 1999 were $640,366, compared to $362,135 for the year ended October 31, 1998. The greatest increase in operating expenses was research and development, which increased from $52,209 for 1998 to $276,484 in 1999. This increase is attributable to increased emphasis on development of new products and techniques, part of which resulted in the issuance of a patent to the Company and several patents pending.

     Management does not believe that inflation has had a material impact on the Company's operations during the last two fiscal years, nor is it expected to have such an impact in the immediate future.

Recent Sales of Unregistered Securities

     During the year ended October 31, 2000, the Company issued a total of 79,478 shares of common stock to its employees or former employees pursuant the exercise of outstanding stock options, which sales were not registered pursuant to the Securities Act of 1933. The Company issued these shares directly, and paid no commissions in connection with the issuance of these shares. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as each individual was afforded access to the type of information that would be contained in a registration statement. Each individual was aware of the risks of the transaction.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On October 9, 2000, Vitro Diagnostics, Inc. (the "Company"), as approved by the Board of Directors, engaged Cordovano and Harvey, P.C. as its principal accountant and independent auditors for the fiscal year ending October 31, 2000, and simultaneously dismissed Larry O'Donnell, CPA, P.C. as its principal accountant and auditor.

     The reports of Larry O'Donnell, CPA, P.C. for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years and the interim period through October 9, 2000, there were no disagreements with Larry O'Donnell, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Larry O'Donnell, CPA, P.C., would have caused Larry O'Donnell, CPA, P.C. to make reference to the matter in its report. Further, there were no reportable events requiring disclosure in this Report.

     During the two most recent fiscal years and the interim period through October 9, 2000, the Company had not consulted Cordovano and Harvey, P.C., regarding any matter requiring disclosure in this Report.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held in April 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held in April 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held in April 2001.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annul meeting of shareholders to be held in April 2001.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

No.     Description
---     -----------

1       Not applicable.

2.1(1) Purchase Agreement between Vitro Diagnostics, Inc., AspenBio, Inc. and others dated August 7, 2000, without Exhibits.

3.1.1* Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.

3.1.2(2)Certificate of Merger of Domestic and Foreign Corporations as filed
        December 17, 1986 with the Nevada Secretary of State.

3.1.3(3)Certificate of Amendment of Articles of Incorporation as filed February
        6, 1987 with the Nevada Secretary of State.

3.1.4(2)Certificate of Amendment of Articles of Incorporation as filed May 18,
        1988 with the Nevada Secretary of State.

3.2(3)  Bylaws of the Company.

4.1(3)  Specimen certificate for Common Shares, $.001 par value per share.

9       Not applicable.

10.1*   Business Development Agreement between the Company and
        Pharma-Links, Inc., dated November 3, 2000.

10.2(1) Registration Rights Agreement between the Company and World Wide Capital
        Investors, LLC, dated August 7, 2000.

10.3(1) Shareholders' Agreement dated August 7, 2000.

10.4(1) Settlement Agreement and Release dated August 7, 2000

10.5(4) Equity Incentive Plan dated October 9, 2000

11      Not applicable.

13      Not applicable.

16(5) Letter, dated October 27, 2000, from former certifying accountant, Larry O'Donnell, CPA, P.C.

18      Not applicable.

21      Not applicable.

22      Not applicable

23      Not applicable.

24      Not applicable.

27      Not applicable.

99      Not applicable.

* Filed herewith.

(1) Filed as an Exhibit to Form 8-K dated August 7, 2000 and incorporated herein by reference.

(2)  To be filed by amendment to this Report.

(3) Filed as an Exhibit to Registration Statement on Form SB-2, SEC File No. 33-59230 and incorporated herein by reference.

(4) Filed as an Exhibit to the definitive Proxy Statement on Schedule 14/A as filed with the Commission on October 30, 2000 and incorporated herein by reference.

(5) Filed as an Exhibit to Form 8-K/A dated October 9, 2000 and incorporated herein by reference.


(b) Reports on Form 8-K.

     The Company filed the following Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

     (i) Form 8-K dated August 7, 2000 to report changes in control of Registrant;

     (ii) Form 8-K dated October 9, 2000 to report Changes In Registrant's Certifying Accountant; and

     (iii)Form 8-K/A dated October 9, 2000 to report Changes In Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Littleton, Colorado on the 24th day of January, 2001.

                                   VITRO DIAGNOSTICS, INC.

                            By:    /s/ James R. Musick
                                   ---------------------------
                                   James R. Musick, President,
                                   Chief Executive Officer

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                    Title                            Date
----------                    -----                            ----


/s/ James R. Musick           President, Chief Executive       January 24, 2001
----------------------        Officer and Director             ----------------
    James R. Musick


/s/ Henry Schmerler           Chief Financial Officer,         January 26, 2001
----------------------        Treasurer and Director           ----------------
    Henry Schmerler


/s/ Erik D. Van Horn          Vice President and Director      January 24, 2001
----------------------                                         ----------------
    Erik D. Van Horn


/s/ Ronald L. Goode           Chairman of the Board            January 24, 2001
----------------------        and Director                     ----------------
    Ronald L. Goode


/s/ William J. Schmuhl        Secretary and Director           January 27, 2001
----------------------                                         ----------------
    William J. Schmuhl

                             VITRO DIAGNOSTICS, INC.

                          Index to Financial Statements


                                                           Page
                                                         --------

Independent auditors' reports ........................     F-2

Balance sheet, October 31, 2000 ......................     F-4

Statements of operations, for the years ended
    October 31, 2000 and 1999 ........................     F-5

Statement of shareholders' equity, for the years ended
    October 31, 2000 and 1999 ........................     F-6

Statements of cash flows, for the years ended
    October 31, 2000 and 1999 ........................     F-7

Summary of significant accounting policies ...........     F-8

Notes to financial statements ........................     F-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Vitro Diagnostics, Inc.

We have audited the balance sheet of Vitro Diagnostics, Inc. as of October 31, 2000, and the related statements of operations, shareholders' equity, and cash flows, for the year ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Vitro Diagnostics, Inc. for the year ended October 31, 1999, were audited by other auditors whose report dated January 18, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2000, and the results of its operations and its cash flows for the year ended October 31, 2000, in conformity with generally accepted accounting principles.

/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
December 22, 2000

                           Larry O'Donnell, CPA, P.C.
                            Telephone (303) 745-4545
                              2280 South Xanadu Way
                        Suite 370 Aurora, Colorado 80014



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
and Shareholders Vitro Diagnostics, Inc.

I have audited the balance sheet of Vitro Diagnostics, Inc. as of October 31, 1999 (not separately included herein), and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 1999 and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Larry O'Donnell
--------------------------
Larry O'Donnell, CPA, P.C.
January 18, 2000

                             VITRO DIAGNOSTICS, INC.

                                  Balance Sheet

                                October 31, 2000

Assets
Current assets:

     Cash and cash equivalents........................      $      589,424
     Deposit..........................................              24,000
                                                            --------------

                                  Total current assets             613,424

Patents, net of accumulated amortization of $3,859....             149,720
                                                            --------------

                                                            $      763,144
                                                            ==============

Liabilities and Shareholders' Equity
Current liabilities:

     Accounts payable.................................      $       29,822
     Accrued expenses.................................               9,000
                                                            --------------
                             Total current liabilities              38,822
                                                            --------------
Shareholders' equity (Note D):

     Common stock, $.001 par value; 500,000,000
     shares authorized;
        8,534,835 shares issued and outstanding.......               8,535
     Additional paid-in capital.......................           4,292,514
     Retained deficit.................................          (3,576,727)
                                                            --------------
                           Total shareholders' equity              724,322
                                                            --------------

                                                            $      763,144
                                                            ==============

               See accompanying summary of significant accounting
                 policies and notes to the financial statements.

                             VITRO DIAGNOSTICS, INC.

                            Statements of Operations

                                                              For the Years Ended
                                                                  October 31,
                                                        ------------------------------
                                                             2000             1999
                                                        ----------        ------------
Revenue:
     Product sales.................................     $ 821,564         $  835,452
     Cost of goods sold............................       346,604            288,565
                                                        ----------        -----------

                                       Gross profit       474,960            546,887

Operating expenses:
     Selling, general and administrative...........       465,547            363,882
     Rent and facility fees, related party (Note B)         5,250                  -
     Research and development......................       407,295            276,484
                                                        ----------        -----------

                           Total operating expenses       878,092            640,366
                                                        ----------        -----------

                               Loss from operations      (403,132)           (93,479)

Other income (expense):
     Interest income...............................         7,171                  -
     Interest expense..............................       (20,894)           (52,866)
     Miscellaneous income..........................         9,292              5,542
                                                        ----------        -----------
                           Loss before income taxes      (407,563)          (140,803)

Provision for income taxes (Note C)................             -                  -
                                                        ----------        -----------

                                           Net loss     $(407,563)        $ (140,803)
                                                        ==========        ===========


Basic and diluted loss per common share............     $   (0.05)        $    (0.02)
                                                        ==========        ===========
Basic and diluted weighted average common
  shares outstanding...............................     8,469,239          7,097,000
                                                        ==========        ===========


               See accompanying summary of significant accounting
                 policies and notes to the financial statements.

                             VITRO DIAGNOSTICS, INC.

                        Statement of Shareholders' Equity

                  For the Years ended October 31, 2000 and 1999



                                                                 Common Stock          Additional
                                                          --------------------------    Paid-in         Retained
                                                             Shares       Par Value     Capital          Deficit         Total
                                                          ------------   -----------   -----------    -------------   -----------

                                Balance, October 31, 1998    6,419,816   $   6,420     $ 3,529,909    $ (3,028,361)   $  507,968

Common stock issued in exchange
   for services ......................................... $    149,842         150          27,150               -        27,300

Sale of common stock ....................................      485,429         485         251,515               -       252,000

Stock options exercised .................................    1,400,000       1,400         122,600               -       124,000

Net loss for the year ended October 31, 1999 ............            -           -               -        (140,803)     (140,803)
                                                          ------------   -----------   -----------    -------------   -----------
                                Balance, October 31, 1999    8,455,087       8,455       3,931,174      (3,169,164)      770,465

Net contributed capital received in Purchase
   Agreement with related party (Note B) ................            -           -         354,770               -       354,770

Stock options exercised (Note D) ........................       79,748          80           1,320               -         1,400

Office and facility use contributed by an
   affiliate company (Note B) ...........................            -           -           5,250               -         5,250

Net loss for the year ended October 31, 2000 ............            -           -               -        (407,563)     (407,563)
                                                          ------------   -----------   -----------    -------------   -----------
                                Balance, October 31, 2000    8,534,835   $   8,535     $ 4,292,514    $ (3,576,727)   $  724,322
                                                          ============   ===========   ===========    =============   ===========



               See accompanying summary of significant accounting
                 policies and notes to the financial statements.


                         VITRO DIAGNOSTICS, INC.

                         Statements of Cash Flows

                                                                                        For the Years Ended
                                                                                            October 31,
                                                                                     -------------------------
                                                                                        2000           1999
                                                                                     ----------     ----------
Cash flows from operating activities:

    Net loss ...................................................................     $(407,563)     $(140,803)
    Transactions not requiring cash:
       Depreciation and amortization ...........................................        14,346         13,763
       Office and facility use contributed by affiliate (Note B) ...............         5,250              -
       Stock issued in exchange for services ...................................             -         27,300
    Changes in current assets and current liabilities:
       (Increase) decrease in accounts receivable, inventories,
          prepaid expenses and deposits, net of sale to AspenBio ...............       172,791        (68,130)
       Increase (decrease) in accounts payable, accrued expenses
          and payroll taxes payable, net of sale to AspenBio ...................        71,831        (73,890)
                                                                                     ----------     ----------
Net cash used in operating activities ..........................................      (143,345)      (241,760)
                                                                                     ----------     ----------

Cash flows from investing activities:

    Proceeds from Purchase Agreement (Note A) ..................................       250,000              -
    Property and equipment purchases ...........................................       (29,683)       (17,953)
    Payments for patents .......................................................       (50,244)       (48,612)
    Issuance of note receivable ................................................             -         (6,825)
    Proceeds from receipts on note receivable ..................................         6,500            325
    Proceeds from AspenBio note receivable (Note A) ............................       450,000              -
                                                                                     ----------     ----------

Net cash provided by (used) in investing activities ............................       626,573        (73,065)
                                                                                     ----------     ----------

Cash flows from financing activities:

    Proceeds from issuance of notes payable ....................................       195,000        150,000
    Principal payments of notes payable ........................................      (134,495)      (162,636)
    Sale of common stock .......................................................         1,400        376,000
                                                                                     ----------     ----------

Net cash provided by financing activities ......................................        61,905        363,364
                                                                                     ----------     ----------


                                         Net change in cash and cash equivalents       545,133         48,539
Cash and cash equivalents, beginning of year ...................................        44,291         (4,248)
                                                                                     ----------     ----------

                                          Cash and cash equivalents, end of year     $ 589,424      $  44,291
                                                                                     ==========     ==========

Supplemental disclosure of cash flow information: Cash paid during the year for:

       Interest ................................................................     $  20,894      $  51,854
                                                                                     ==========     ==========
       Income taxes ............................................................     $      -       $       -
                                                                                     ==========     ==========

    Non-cash investing and financing transactions:
       Net assets and debt sold to AspenBio in exchange for
          promissory note (Note A) .............................................     $ 450,000            $ -
                                                                                     ==========     ==========
       Cashless exercise of stock options (Note D) .............................     $      62            $ -
                                                                                     ==========     ==========



               See accompanying summary of significant accounting
                 policies and notes to the financial statements.

                             VITRO DIAGNOSTICS, INC.

                   Summary of Significant Accounting Policies

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue and cost recognition

The Company utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred.

Inventory

Inventory is valued utilizing the lower of cost or market value determined on the first-in first-out (FIFO) valuation method. Physical inventories are conducted quarterly. As of October 31, 2000, the Company had no inventory (See note A).

Property, equipment and depreciation

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method. As of October 31, 2000, the Company had no depreciable assets (See Note A). Depreciation expense totaled $10,487 for the year ended October 31, 2000.

Patents and amortization

Patents consist of costs incurred to acquire patents. Amortization commences once a patent is granted. If a patent is denied, the costs incurred are charged to operations in the year the patent is denied. The Company amortizes its patent over a period of twenty years. Amortization expense totaled $3,859 for the year ended October 31, 2000.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Earnings/(loss) per share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Common stock options outstanding at October 31, 2000 were not included in the diluted loss per share as all 1,162,344 options were anti-dilutive. Therefore, basic and diluted losses per share at October 31, 2000 were equal.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995 (SFAS 123). This accounting standard permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures have been included in Note D.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

                             VITRO DIAGNOSTICS, INC.

                          Notes to Financial Statements



NOTE A:  NATURE OF ORGANIZATION

The Company was incorporated under the laws of Nevada on March 31, 1986. From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing and marketing of purified human antigens ("Diagnostics") and the development of therapeutic products (Therapeutics"). The Company's sales have been solely attributable to the manufacturing of the purified human antigens.

On August 7, 2000, the Company sold its Diagnostics operations to AspenBio, Inc. ("AspenBio"), a private affiliated company owned by the former president and director. The transaction was effective for accounting purposes on July 31, 2000. AspenBio purchased all of the assets and liabilities of the Company, excluding the patents, in exchange for $250,000 and a $450,000 promissory note. The promissory note was paid in full as of October 31, 2000. Because the transaction occurred between related parties, the Company's gain on the sale was recorded to equity as an increase to additional paid-in capital. The net increase to additional paid-in capital of $354,770 was calculated as follows:

            Description                                 Amount       Totals
--------------------------------------------------------------------------------
Cash.............................................      $   6,517
Receivables......................................        208,142
Inventory........................................        335,198
Furniture and equipment, net.....................         54,212
Other assets.....................................         11,058
                                                       ----------
                                     Total Assets                      615,127

Payables and accruals............................        (67,319)
Debt.............................................       (202,578)
                                                       ----------
                              Total Liabilities *                     (269,897)
                                                                      ----------

Net assets sold to AspenBio......................                      345,230
                                                                      ----------

Cash.............................................        250,000
Promissory note..................................        450,000
                                                       ----------
Consideration received from AspenBio.............                      700,000
                                                                      ----------

Net contributed capital received from AspenBio...                     $354,770
                                                                      ==========

* Does not include $283,726 in off-balance sheet operating leases transferred to AspenBio in the sale.

Following the sale of its Diagnostics operations, the Company began devoting all efforts to its therapeutic drug development. The Company's target area for its therapeutic products is the treatment of human infertility. The Company was granted a patent for its product VITROPIN(TM) on November 23, 1999. VITROPIN(TM) is a highly purified urinary follicle-stimulating hormone (FSH) preparation produced according to the Company's patented purification process. The Company is developing additional FSH-related drugs including VITROPIN-C(TM) and VITROCELL(TM), and a syringe for administration of fertility drugs called VITROJECT(TM).

The Company expects continuing losses over the next several years as research and development efforts continue. Management plans to finance operations with funds obtained through the sale of the Diagnostics operations, issuances of equity or debt securities, and in the longer term, research and development contract revenue and revenue from product sales and royalties.

NOTE B:  RELATED PARTY TRANSACTIONS

During the period from August 1, 2000 through October 31, 2000, AspenBio contributed the use of its office space and facilities to the Company. The use of the office space and facilities were valued at $1,750 per month based on the market rate in the local area and is included in the accompanying financial statements as rent and facility fees, related party with a corresponding credit to contributed capital.

NOTE C:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                     October 31,
                                                 -----------------
                                                   2000      1999
                                                 -------   -------
U.S. federal statutory graduated rate             34.00%    26.51%
State income tax rate, net of federal benefit      3.14%     3.49%
Contributed office and facility use               -0.46%     0.00%
Net operating loss for which no tax benefit
   is currently available                        -36.68%   -30.00%
                                                 -------   -------
                                                   0.00%     0.00%
                                                 =======   =======

At October 31, 2000, deferred taxes consisted of a net tax asset of $817,690, due to operating loss carryforwards of $2,181,755, which was fully allowed for in the valuation allowance of $817,690. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended October 31, 2000 and 1999 were $157,791 and $42,243, respectively. The change in the valuation allowance from October 31, 1999 through October 31, 2000 was $157,791. Net operating loss carryforwards will expire through 2020.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

NOTE D:  SHAREHOLDERS' EQUITY

During the year ended October 31, 2000, the Company issued 62,248 shares of its $.001 par value common stock through the exercise of 82,656 common stock options. The option holders surrendered 20,408 options as consideration for the stock received.

During the year ended October 31, 2000, the Company sold 17,500 shares of its $.001 par value common stock for $1,400 through the exercise of 17,500 common stock options at $.08 per share.

During the year ended October 31, 2000, the Company granted 35,000 options to directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of October 31, 2000 were $1.42 and $.72, respectively.

All stock options have been issued under the Company's 1992 Stock Option Plan. An aggregate of 3,000,000 common shares has been reserved for issuance under the 1992 Plan. All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's stock option plan:

                          Options Outstanding and Exercisable
                          -----------------------------------   Weighted Average
                             Number of    Exercise Price         Exercise Price
                              Shares        Per Share              Per Share
                           ------------   -------------         ----------------
Balance at October 31, 1998  2,440,000    $.07 to $.79            $   0.10
   Options granted ........    220,000    $.63 to $.79                0.64
   Options exercised ...... (1,400,000)   $.07 to $.19                0.09
   Options canceled .......         -              -                     -
                           ------------   -------------         ----------------
Balance at October 31, 1999  1,260,000    $.07 to $.79                0.22
   Options granted ........     35,000    $1.19 to $1.50              1.42
   Options exercised ......   (100,156)   $.08 to $1.00               0.59
   Options canceled .......         -                -                  -
                           ------------   -------------         ----------------
Balance at October 31, 2000  1,194,844    $.07 to $1.50           $   0.25
                           ============

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate.................6.00%
Dividend yield..........................0.00%
Volatility factor......................50.00%
Weighted average expected life.........5 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

                            VITRO DIAGNOSTICS, INC.

                          Notes to Financial Statements


                                               For the Years Ended
                                                   October 31,
                                            ----------------------------
                                               2000             1999
                                            -----------      -----------
Pro forma net loss                          $ (455,336)      $ (211,203)
                                            ===========      ===========
Pro forma basic and diluted net loss
   per common share                         $    (0.05)      $    (0.03)
                                            ===========      ===========

NOTE E:  SUBSEQUENT EVENT

On November 3, 2000, the Company granted 4,000 options to directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options on November 3, 2000 were $1.16 and $.59, respectively.

Effective  December 2, 2000, the Company's Board of Directors  adopted an Equity
Incentive Plan (the "Plan"), which replaced the Company's 1992 Stock Option Plan. One million shares of common stock are authorized to be awarded under the Plan. Awards may take the form of stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants.