Form 10QSB/A
period 2000-01-31
VITRO DIAGNOSTICS INC
filed 2001-02-22
CIK 793171

FORM 10-QSB/A
                                 AMENDMENT NO. 2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

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


                                 (303) 798-6882
        ----------------------------------------------------------------
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

     The number of shares outstanding of the issuer's class of common equity as of January 29, 2001, was 8,534,835.

                             VITRO DIAGNOSTICS, INC.

                                      Index

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements*

            Restated condensed balance sheet, January 31, 2000 (unaudited)    3

            Restated condensed statements of operations for the three
            months ended January 31, 2000 and 1999 (unaudited)                4

            Restated condensed statements of cash flows for the three
            months ended January 31, 2000 and 1999 (unaudited)                5

            Notes to restated condensed financial statements                  6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                              7


SIGNATURES                                                                    9


* The accompanying restated condensed financial statements are not covered by an Independent Certified Public Accountant's report.

Part I. Item 1. Financial Information
-------        ----------------------

                        Restated Condensed Balance Sheet
                                   (Unaudited)

                                January 31, 2000

ASSETS

Current Assets:

      Cash and cash equivalents ..............................   $    28,132
      Accounts receivable ....................................       242,792
      Inventories ............................................       307,380
      Prepaid expenses .......................................        56,376
                                                                 -----------

                               Total current assets                  634,680

Property, equipment and leasehold improvements, net ..........        70,309
Deposits .....................................................         6,925
Inventory ....................................................        19,500
Notes receivable .............................................         6,014
Patents, net .................................................       118,235
                                                                 -----------

                                       TOTAL ASSETS              $   855,663
                                                                 ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:

      Accounts payable .......................................   $    16,020
      Current maturities on notes payable ....................       195,640
      Other current liabilities ..............................         3,401
                                                                 -----------

                          Total current liabilities                  215,061
Notes payable, net of current portion ........................        97,300
                                                                 -----------

                                  Total liabilities                  312,361
                                                                 -----------

Shareholders' Equity:
      Common stock ...........................................         8,455
      Additional paid-in capital .............................     3,931,174
      Retained deficit .......................................    (3,396,327)
                                                                 -----------

                         Total shareholders' equity                  543,302
                                                                 -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   855,663
                                                                 ===========

       See accompanying notes to restated condensed financial statements

                   Restated Condensed Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                         January 31,
                                                 --------------------------
                                                     2000          1999
                                                 ------------   -----------
Revenue:
     Product sales ...........................   $   269,242    $   322,091
     Cost of goods sold ......................       156,701        123,254
                                                 ------------   ------------
                               Gross profit          112,541        198,837
                                                 ------------   ------------

Operating expenses:
     Selling, general and administrative .....       175,427         76,124
     Research and development ................       160,643         56,853
                                                 ------------   ------------
                   Total operating expenses          336,070        132,977
                                                 ------------   ------------

              Income (loss) from operations         (223,529)        65,860

Other income (expense):
     Interest income .........................           400          1,275
     Interest expense ........................        (4,033)        (6,216)
                                                 ------------   ------------
                 Income (loss) before taxes         (227,162)        60,919

Provision for income taxes ...................             -              -
                                                 ------------   ------------


                          Net income (loss)      $  (227,162)   $    60,919
                                                 ============   ============



Basic and diluted loss per common share ......   $     (0.03)   $        *
                                                 ============   ============


Basic and diluted weighted average
     common shares outstanding ...............     8,455,087      6,413,702
                                                 ============   ============

     *  Less than .01 per share

       See accompanying notes to restated condensed financial statements

                   Restated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                           Three Months Ended
                                                               January 31,
                                                         ----------------------
                                                             2000        1999
                                                         -----------   ---------

Net cash provided by (used in) operating activities ...  $ (110,453)   $13,982
                                                         -----------   ---------

Cash flows from investing activities:

      Property and equipment purchases ................     (41,272)    (6,837)
      Payments for patents ............................     (15,788)       -
      Proceeds from receipts on note receivable .......         486        -
                                                         -----------   ---------
Net cash provided by (used in) investing activities ...     (56,574)    (6,837)
                                                         -----------   ---------


Cash flows from financing activities:

      Proceeds from issuance of notes payable .........     160,000      7,559
      Principal payments on notes payable .............      (9,132)    (4,706)
                                                         -----------   ---------
Net cash provided by financing activities .............     150,868      2,853
                                                         -----------   ---------
                                     Net change in cash     (16,159)     9,998
Cash, beginning of period .............................      44,291     (4,248)
                                                         -----------   ---------
                                    Cash, end of period  $   28,132    $ 5,750
                                                         ===========   =========
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:

      Interest ........................................  $    4,033    $ 6,216
                                                         ===========   =========
      Income taxes ....................................  $      -      $   -
                                                         ===========   =========

       See accompanying notes to restated condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                Notes to Restated Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of Presentation

The restated condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and the accounting policies in its audited financial statements for the year ended October 31, 1999 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.


Note B: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period shown on the restated condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.


Note C: Restatement of Form 10-QSB

Effective November 1, 1999, the Company changed its method of calculating the cost of its finished goods inventory from a method based on costs as a percentage of gross selling price, to cost determined by a study of the manufacturing process. As a result of the change, income for the quarter ended January 31, 2000 decreased by $20,092 and the cumulative effect of the change on prior years decreased income by $305,691.

On August 7, 2000, the Company transferred its diagnostics operations to AspenBio, Inc. ("AspenBio"), a private affiliated company owned by the former president and director. The transaction was effective for accounting purposes on July 31, 2000. AspenBio acquired all of the assets and liabilities of the Company, excluding the patents, in exchange for $250,000 and a $450,000 promissory note.

Because of the material change to the Company's inventory valuation and statements of operations during the period ended January 31, 2000, the Company's management determined that it would be prudent, due to the subsequent transfer of its diagnostic operations, to continue to use the original method of calculating the cost of the Company's finished goods inventory. Therefore, the Forms 10-QSB for January 31, 2000; April 30, 2000; and July 31, 2000 have been restated to rescind the change in accounting policy.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at January 31, 2000 and for the three month period ending that date. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, including the audited financial statements contained therein.

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and the other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000 under the caption "Risk Factors." Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     At January 31, 2000, the Company had working capital of $419,619, consisting of current assets of $634,680 and current liabilities of $215,061. This represents a decrease in working capital of $258,410 from fiscal year end October 31, 1999. The increase in working capital represents cash spent on, as well as liabilities accrued for, operations during the quarter. Current liabilities decreased approximately $100,000, while current liabilities increased approximately $155,000. In addition to the working capital available January 31, 2000, the Company had available two lines of credit in the amount of $400,000 to help finance operations and capital requirements. At January 31, 2000, $141,000 was available on these lines.

     During the first fiscal quarter ended January 31, 2000, the Company's operations used, rather than provided, cash. During that time, the Company's operations used $110,453, compared to cash generated by operations of $13,982 during the first quarter ended January 31, 1999. The Company also spent approximately $57,000 on the purchase of equipment and patent work during the first quarter of fiscal 2000.

     Management believes the decrease in cash flow is primarily attributable to several factors: (i) a reduction in sales; (ii) an increase in cost of goods sold; and (iii) higher operating expenses, including selling, general and administrative, research and development expenses (see Results of Operations, below). The increase in cost of goods sold is due to an increase in the costs of materials from the prior year. During the prior year, the Company was able to acquire raw materials at a more favorable price. Such prices were not available in the 2000 fiscal year. All of the cash flow during the first quarter was financed from the proceeds of notes payable, including a short term, revolving line of credit and a long-term note.

Results of Operations
---------------------

     During the first quarter ended January 31, 2000, the Company realized a net loss of $227,162, or $0.03 per share, on total revenues of $269,242. The net loss is a decrease of $288,081 from the net income for the first quarter ended January 31, 1999. Revenue decreased from the prior period, while the costs of goods sold and operating expenses increased. The decrease in revenue, in turn, is attributable to seasonal fluctuations in sales of diagnostic products that occurred during this period of the year.

     In the first quarter of 2000, the Company sold 765 milligrams of all products. This compares to 1,152 milligrams sold during the first quarter of 1999. Prices for the Company's products remained constant since the first quarter of 1999.

     The gross profit margin from sales of the Company's product decreased from the first quarter of 1999 to the comparable period of 2000, from 62% for the quarter ended January 31, 1999 to 42% for the quarter ended January 31, 2000. The Company was unable to make as favorable purchases of raw materials in 2000.

     The greatest increase in operating expenses was research and development, which increased from $56,853 in the first quarter of 1999 to $160,643 in the first quarter of 2000. This increase is attributable to increased emphasis on development of new products and techniques. The Company continued this research and development through the balance of fiscal 2000. Selling, general and administrative expenses also increased substantially, increasing almost $100,000 from the first quarter of fiscal 1999. This increase is attributable to additional salary expenses and the purchase of an intranet system by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2001.

                                    Vitro Diagnostics, Inc.

                                    By:  /s/ James R. Musick
                                          ------------------------------
                                         James R. Musick, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity indicated on February 22, 2001.

                                         Principal Financial Officer:
                                         /s/ Henry J. Schmerler
                                         ---------------------------------
                                         Henry J. Schmerler, Treasurer and
                                         Chief Financial Officer