Form 10QSB/A
period 2000-04-30
VITRO DIAGNOSTICS INC
filed 2001-02-22
CIK 793171

FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

     The number of shares outstanding of the issuer's class of common equity as of January 29, 2001 was 8,534,835.

                             VITRO DIAGNOSTICS, INC.

                                      Index

                                                                          Page
                                                                          ----

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements*

            Restated condensed balance sheet, April 30, 2000 (unaudited)      3

            Restated condensed statements of operations for the three and
            six months ended April 30, 2000 and 1999 (unaudited)              4

            Restated condensed statements of cash flows for the three and
            six months ended April 30, 2000 and 1999 (unaudited)              5

            Notes to restated condensed financial statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                              7

SIGNATURES                                                                    9


* The accompanying restated condensed financial statements are not covered by an Independent Certified Public Accountant's report.

Part I. Item 1. Financial Information
-------        ----------------------


                           Restated Condensed Balance Sheet
                                      (Unaudited)

                                    April 30, 2000

ASSETS
Current Assets:

      Accounts receivable .............................     $   293,506
      Inventories .....................................         338,073
      Prepaid expenses ................................          56,375
                                                            -----------
                                   Total current assets         687,954

Property, equipment and leasehold improvements, net ...          56,550
Deposits ..............................................           6,925
Inventory .............................................          19,500
Notes receivable ......................................           5,527
Patents, net ..........................................         144,879
                                                            -----------
                                           TOTAL ASSETS     $   921,335
                                                            ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:

      Bank overdraft ..................................     $    17,546
      Accounts payable ................................          28,213
      Current maturities on notes payable .............         208,464
      Other current liabilities .......................           5,975
                                                            -----------
                              Total current liabilities         260,198
Notes payable, net of current portion .................         105,432
                                                            -----------
                                      Total liabilities         365,630
                                                            -----------

Shareholders' Equity:
      Common stock ....................................           8,455
      Additional paid-in capital ......................       3,931,174
      Retained deficit ................................      (3,383,924)
                                                            -----------
                             Total shareholders' equity         555,705
                                                            -----------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   921,335
                                                            ===========

        See accompanying notes to restated condensed financial statements


                   Restated Condensed Statements of Operations
                                   (Unaudited)



                                                    Three Months Ended               Six Months Ended
                                                        April 30,                       April 30,
                                                 ------------------------     -----------------------------
                                                    2000          1999           2000            1999
                                                 -----------    ----------    -----------      -----------
Revenue:
        Product sales .........................  $  300,913     $ 306,154     $  570,155       $  628,245
        Cost of goods sold ....................      89,589        78,209        246,290          201,463
                                                 -----------    ----------    -----------      ----------
                                  Gross profit      211,324       227,945        323,865          426,782
                                                 -----------    ----------    -----------      ----------


Operating expenses:
        Selling, general and administrative ...     100,346        83,275        275,773          159,399
        Research and development ..............      91,844        82,519        252,487          139,372
                                                 -----------    ----------    -----------      ----------
                       Total operating expenses     192,190       165,794        528,260          298,771
                                                 -----------    ----------    -----------      ----------
                  Income (loss) from operations      19,134        62,151       (204,395)         128,011

Other income (expense):
        Interest income .......................       3,085         1,500          3,485            2,775
        Interest expense ......................      (9,815)      (10,260)       (13,848)         (16,477)
                                                 -----------    ----------    -----------      ----------
              Income (loss) before income taxes      12,404        53,391       (214,758)         114,309

Provision for income taxes ....................           -             -              -                -
                                                 -----------    ----------    -----------      ----------
                              Net income (loss)  $   12,404     $  53,391     $ (214,758)      $  114,309
                                                 ===========    ==========    ===========      ===========


Basic and diluted loss per common share .......  $      *       $    *        $    (0.03)      $   0.02
                                                 ===========    ==========    ===========      ===========
Basic and diluted weighted average
        common shares outstanding .............   8,455,087      6,413,702     8,455,087        6,413,702
                                                 ===========    ==========    ===========      ===========

        *  Less than .01 per share

        See accompanying notes to restated condensed financial statements

                   Restated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                               April 30,

                                                       -------------------------
                                                           2000          1999
                                                       -----------   -----------

Net cash provided by (used in) operating activities    $ (144,085)   $  26,874
                                                       -----------   -----------

Cash flows from investing activities:

          Property and equipment purchases ........       (29,683)     (15,798)
          Payments for patents ....................       (43,320)     (20,229)
          Proceeds from receipts on note receivable           973          -
                                                       -----------   -----------
Net cash provided by (used in) investing activities       (72,030)     (36,027)
                                                       -----------   -----------
Cash flows from financing activities:

          Proceeds from issuance of notes payable .       195,000        9,848
          Principal payments on notes payable .....       (23,176)         -
                                                       -----------   -----------
Net cash provided by financing activities .........       171,824        9,848
                                                       -----------   -----------
                                 Net change in cash       (44,291)         695
Cash, beginning of period .........................        44,291       (4,248)
                                                       -----------   -----------
                                Cash, end of period    $      -      $  (3,553)
                                                       ===========   ===========
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:

          Interest ................................    $   13,848    $  17,734
                                                       ===========   ===========
          Income taxes ............................    $      -      $     -
                                                       ===========   ===========

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


Note B: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the restated condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.


Note C: Restatement of Form 10-QSB

Effective November 1, 1999, the Company changed its method of calculating the cost of its finished goods inventory from a method based on costs as a percentage of gross selling price, to cost determined by a study of the manufacturing process. As a result of the change, income for the quarter ended April 30, 2000 increased by $160,378 and the cumulative effect of the change on prior years decreased income by $305,691.

On August 7, 2000, the Company transferred its diagnostics operations to AspenBio, Inc. ("AspenBio"), a private affiliated company owned by the former president and director. The transaction was effective for accounting purposes on July 31, 2000. AspenBio acquired all of the assets and liabilities of the Company, excluding the patents, in exchange for $250,000 and a $450,000 promissory note.

Because of the material change to the Company's inventory valuation and statements of operations during the periods ended April 30, 2000, the Company's management determined that it would be prudent, due to the subsequent transfer of its diagnostic operations, to continue to use the original method of calculating the cost of the Company's finished goods inventory. Therefore, the Forms 10-QSB for January 31, 2000; April 30, 2000; and July 31, 2000 have been restated to rescind the change in accounting policy.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at April 30, 2000 and for the three and six month periods ending that date. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, including the audited financial statements contained therein.

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

Liquidity and Capital Resources
-------------------------------

     At quarter end April 30, 2000, the Company had working capital of $427,756, consisting of current assets of $687,954 and current liabilities of $260,198. This represents a decrease in working capital of $250,273 from October 31, 1999. Current assets decreased by $50,571 while current liabilities increased by almost $200,000. The decrease in working capital resulted from cash spent on operations and an increase in current liabilities needed to support operations. The Company borrowed a net of $172,000 during the first six months of fiscal 2000 to finance a shortfall in cash flow during that time.

     In addition to the working capital available at April 30, 2000, the Company had available two lines of credit totaling $400,000 to help finance operations and capital requirements. At April 30, 2000, $63,000 remained available on these lines. Accounts receivable at April 30, 2000 increased by $184,979 from the end of the previous year. This was not due to increased sales, but rather due to the timing of those sales.

     During the six months ended April 30, 2000, the Company's operations used, rather than provided cash. During that time, the Company's operations used $144,085, compared to cash generated by operations of $26,874 during the six months ended April 30, 1999. Management believes the decrease in cash flow is primarily attributable to increased expenses and lower sales during the current year. The Company relied on borrowing during the first six months to maintain its R&D department. Proceeds from the sale of the diagnostic operation was used to repay this debt.

Results of Operations
---------------------

     During the three months ended April 30, 2000, the Company realized net income of $12,404, or less than $0.01 per share, on total revenues of $300,913. Revenue during the second three months of fiscal 2000 decreased slightly from the comparable period of fiscal 1999. The net income is a decrease of $41,000 from the net income for the second quarter 1999. The decrease in net income is attributable to a small decrease in sales, increased R&D, SG&A costs, as well as a slight decrease in the gross profit.

     Results for the six months ended April 30, 2000 were a net loss of $214,758, or $0.03 per share, on revenue of $570,155. This represents a substantial decline from the results for the six months ended April 30, 1999, when the Company reported net income of $114,309. The net loss for the first six months of 2000 represents a decline of $329,067 from the results for the comparable period ended in 1999.

     In the second quarter of 2000, the Company sold 966 milligrams of all products. This compares to 1,026 sold during the second quarter of 1999. Prices for the Company's products remained constant since the second quarter of 1999.

     Profit margin from sales of the Company's product decreased from the second quarter of 1999, from 74% for the quarter ended April 30, 1999 to 70% for the quarter ended April 30, 2000. This change in the profit margin is a result of slightly higher costs for raw materials during the 2000 fiscal year. The greatest increases in operating expenses were SG&A and research and development. SG&A increased $17,071 from the second quarter of 1999. Purchases of software and laboratory supplies were the cause of this increase. Research and development expenses increased from $82,519 in the second quarter of 1999 to $91,844 in the second quarter of 2000. This increase is attributable to increased emphasis on development of new products and techniques.

     Profit margin from sales of the Company's product decreased from the first six months of 1999, from 68% for the six months ended April 30, 1999 to 57% for the first six months ended April 30, 2000. The greatest increase in operating expenses was research and development, which increased from $139,372 in the first six months of 1999 to $252,487 in the first six months of 2000. This increase is attributable to increased emphasis on development of new products and techniques.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2001.

                                   Vitro Diagnostics, Inc.



                                   By:    /s/ James R. Musick
                                         -------------------------------------
                                         James R. Musick, President and Chief
                                         Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity indicated on February 22, 2001.

                                      Principal Executive and Financial Officer:

                                      /s/ Henry J. Schmerler
                                      ---------------------------------
                                      Henry J. Schmerler, Treasurer and
                                      Chief Financial Officer