Form 10QSB/A
period 2000-07-31
VITRO DIAGNOSTICS INC
filed 2001-02-22
CIK 793171

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


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at
least the past 90 days. Yes X        No
                           ---          ---

     The number of shares outstanding of the issuer's class of common equity as of January 29, 2001, was 8,534,835.

                             VITRO DIAGNOSTICS, INC.

                                      Index

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements*

            Restated condensed balance sheet, July 31, 2000 (unaudited)       3

            Restated condensed statements of operations for the three and
            nine months ended July 31, 2000 and 1999 (unaudited)              4

            Restated condensed  statements of cash flows for the three and
            nine months ended July 31, 2000 and 1999 (unaudited)              5

            Notes to restated condensed financial statements                  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          9

Part II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                   12


* The accompanying restated condensed financial statements are not covered by an Independent Certified Public Accountant's report.

Part I. Item 1. Financial Information
-------        ----------------------


                        Restated Condensed Balance Sheet
                                   (Unaudited)

                                  July 31, 2000

ASSETS
Current Assets:

      Cash and cash equivalents ..........................          $   225,000
      Note receivable ....................................              450,000
      Deposit ............................................               24,000
                                                                    -----------
                Total current assets                                    699,000

Patents, net .............................................              144,539
                                                                    -----------

                        TOTAL ASSETS                                $   843,539
                                                                    ===========
SHAREHOLDER'S EQUITY

Common stock .............................................          $     8,455
Additional paid-in capital ...............................            4,285,944
Retained deficit .........................................           (3,450,860)
                                                                    -----------

          TOTAL SHAREHOLDERS' EQUITY                                $   843,539
                                                                    ===========

       See accompanying notes to restated condensed financial statements


                   Restated Condensed Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                               July 31,                       July 31,
                                                     ---------------------------------------------------------

                                                         2000           1999           2000            1999
                                                     ------------   ------------   ------------   ------------
Revenue:
     Product sales ...............................   $   251,409    $   149,368    $   821,564    $   777,613
     Cost of goods sold ..........................       100,314         18,695        346,604        220,158
                                                     ------------   ------------   ------------   ------------
                                      Gross profit       151,095        130,673        474,960        557,455
                                                     ------------   ------------   ------------   ------------

Operating expenses:
     Selling, general and administrative .........       112,569         64,305        388,342        226,704
     Research and development ....................       102,825         56,634        355,312        193,006
                                                     ------------   ------------   ------------   ------------
                          Total operating expenses       215,394        120,939        743,654        419,710
                                                     ------------   ------------   ------------   ------------
                              Loss from operations       (64,299)         9,734       (268,694)       137,745

Other income (expense):
     Interest income .............................         4,407          1,650          7,892          4,425
     Interest expense ............................        (7,046)       (29,811)       (20,894)       (46,287)
                                                     ------------   ------------   ------------   ------------
                          Loss before income taxes       (66,938)       (18,427)      (281,696)        95,883

Provision for income taxes .......................             -              -              -              -
                                                     ------------   ------------   ------------   ------------

                                          Net loss   $   (66,938)   $   (18,427)   $  (281,696)   $    95,883
                                                     ============   ============   ============   ============

Basic and diluted loss per common share ..........   $         *    $         *    $     (0.03)   $      0.01
                                                     ============   ============   ============   ============
Basic and diluted weighted average
     common shares outstanding ...................     8,455,087      7,318,228      8,455,087      7,318,228
                                                     ============   ============   ============   ============


     *  Less than .01 per share


       See accompanying notes to restated condensed financial statements

                   Restated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          Nine Months Ended
                                                              July 31,
                                                       -------------------------
                                                           2000          1999
                                                       -------------------------

Net cash used in operating activities .................  $ (62,746)   $(120,109)
                                                         ---------    ---------
Cash flows from investing activities:
      Proceeds from Purchase Agreement (Note B) .......    250,000            -
      Property and equipment purchases ................    (29,683)     (17,375)
      Payments for patents ............................    (43,867)           -
      Proceeds from receipts on note receivable .......      6,500            -
                                                         ---------    ---------
Net cash provided by (used in) investing activities ...    182,950      (17,375)
                                                         ---------    ---------
Cash flows from financing activities:
      Proceeds from issuance of notes payable .........    195,000            -
      Principal payments on notes payable .............   (134,495)      (4,706)
      Sale of common stock ............................          -      284,411
                                                         ---------    ---------
Net cash provided by financing activities .............     60,505      279,705
                                                         ---------    ---------
                                     Net change in cash    180,709      142,221
Cash, beginning of period .............................     44,291       (4,248)
                                                         ---------    ---------
                                    Cash, end of period  $ 225,000    $ 137,973
                                                         =========    =========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
      Interest ........................................  $  20,894    $  46,287
                                                         =========    =========
      Income taxes ....................................  $       -    $       -
                                                         =========    =========
Non-cash investing and financing transactions:
      Net assets and debt sold to AspenBio in exchange
         for promissory note (Note B) .................  $ 450,000    $       -
                                                         =========    =========

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


Note B: Sale of diagnostics operations

On August 7, 2000, the Company sold its diagnostics operations to AspenBio, Inc. ("AspenBio"), a private affiliated company owned by a significant Company shareholder and the Company's former president and director. The transaction was effective for accounting purposes on July 31, 2000. AspenBio purchased all of the assets and liabilities of the Company, excluding the patents, in exchange for $250,000 and a $450,000 promissory note. The promissory note was paid in full as of October 31, 2000. Because the transaction occurred between related parties, the sale was treated as a transfer of assets and the Company's gain on the transfer was recorded to equity as an increase to additional paid-in capital. The net increase to additional paid-in capital of $354,770 was calculated as follows:

             Description                     Amount             Totals
--------------------------------------------------------------------------------
Cash                                       $   6,517
Receivables                                  208,142
Inventory                                    335,198
Furniture and equipment, net                  54,212
Other assets                                  11,058
                                           ----------
                            Total Assets                        615,127

Payables and accruals                        (67,319)
Debt                                        (202,578)
                                           ----------
                        Total Liabilities *                    (269,897)
                                                              ----------

Net assets sold to AspenBio                                     345,230
                                                              ----------

Cash                                         250,000
Promissory note                              450,000
                                           ----------
Consideration received from AspenBio                            700,000
                                                              ----------

Net contributed capital received from AspenBio                $ 354,770
                                                              ==========

* Does not include $283,726 in off-balance sheet operating leases transferred to AspenBio in the transaction.

                             VITRO DIAGNOSTICS, INC.

                Notes to Restated Condensed Financial Statements
                                   (Unaudited)

Following the transfer of its diagnostics operations, the Company began devoting all efforts to its therapeutic drug development. The Company's initial target area for its therapeutic products is the treatment of human infertility.

The Company expects continuing losses over the next several years as research and development efforts continue. Management plans to finance operations with funds obtained through the transfer of the diagnostics operations, issuances of equity or debt securities, and in the longer term, research and development contract revenue and revenue from product sales and royalties.


Note C: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the restated condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.


Note D: Restatements of Form 10-QSB

Reclassification of discontinued operations

The transfer of the Company's diagnostics operations was originally reported as a gain on the disposal of assets totaling $467,232 for the nine months ended July 31, 2000, which was classified under Discontinued Operations. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB
30), the term discontinued operations is applied to operations of a segment of a business that has been disposed. Since the Company did not report its diagnostics operations as a segment, or otherwise separately identify the results of the diagnostics operations in prior periods, and because the diagnostics operations made up substantially all of the Company's operations, the transfer of the Company's diagnostics operations should have been reported under continuing operations. The Form 10-QSB for July 31, 2000 has been restated to reclassify the amounts charged to discontinued operations as continuing operations.

Gain on disposal of assets

As a result of the transfer of the Company's diagnostics operations, the Company originally reported a gain on the disposal of assets totaling $467,232. Paragraph 4224 of the Security and Exchange Commission Practice Manual requires that if assets are sold to a shareholder for an amount in excess of the Company's historical basis, the excess of the sale price over the historical cost should be treated as a contribution.

Because the transfer was to a company controlled by a significant shareholder, the Company's gain on the sale, which totaled $354,770, was reclassified to equity as an increase to additional paid-in capital. The $112,462 decrease in the gain from $467,232 to $354,770 was a due to the rescission of the change in accounting policy, which is discussed below.

                             VITRO DIAGNOSTICS, INC.

                Notes to Restated Condensed Financial Statements
                                   (Unaudited)

Rescission of change in accounting policy

Effective November 1, 1999, the Company changed its method of calculating the cost of its finished goods inventory from a method based on costs as a percentage of gross selling price, to cost determined by a study of the manufacturing process. As a result of the change, income for the three and nine months ended July 31, 2000 increased by $14,749 and $155,039, respectively, and the cumulative effect of the change on prior years decreased income by $305,691.

Because of the material change to the Company's inventory valuation and statements of operations during the periods ended July 31, 2000, the Company's management determined that it would be prudent, due to the subsequent transfer of its diagnostic operations, to continue to use the original method of calculating the cost of the Company's finished goods inventory. Therefore, the Forms 10-QSB for January 31, 2000; April 30, 2000; and July 31, 2000 have been restated to rescind the change in accounting policy.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     In a transaction which closed August 7, 2000, the Company sold all of the assets of its diagnostic operation to AspenBio, Inc., a private Colorado corporation ("Purchaser"). This transaction was effective for accounting purposes on July 31, 2000. In exchange for the assets, the Purchaser agreed to pay $700,000 and assume substantially all of the liabilities of the Company then outstanding. At closing, the Company received $250,000 cash and a promissory note in the principal amount of $450,000, all of which was subsequently paid. In addition, the Purchaser assumed all outstanding liabilities except for certain excluded liabilities associated with the business and assets retained. As of the date of closing, the total assumed liabilities, including $283,726 of facilities and equipment leases, totaled approximately $553,623 on an unaudited basis.

     The assets included in this sale were all of the assets formerly used in the diagnostic operation. These assets include equipment, furniture, fixtures, inventory, accounts receivable and intangible assets associated with that operation. These assets were formerly used to produce and distribute antigens primarily for diagnostic purposes. Following the sale, the Company retained the patents and other intellectual property used or proposed to be used in connection with its therapeutic business. The Company intends to continue that business in the future.

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

Liquidity and Capital Resources
-------------------------------

     At July 31, 2000, the Company had working capital of $699,000, consisting of $699,000 of current assets and no current liabilities. The current assets which existed at that time represent the proceeds from sale of the diagnostic operation which was sold effective July 31, 2000, as more specifically described above. This sale produced an increase in working capital of $21,000 from fiscal year end October 31, 1999, and more importantly, an increase in working capital of $271,244 from the end of the prior fiscal quarter. All of the current liabilities which existed at April 30, 2000 were eliminated, as the agreement of purchase required the Purchaser to assume all of the liabilities, including certain off-balance sheet items such as equipment and facilities leases, except certain excluded liabilities. Management believes that this transaction will provide the Company with needed cash and relieve it of liabilities in order to devote resources to further develop its therapeutic business.

     Based on the rate at which the Company is currently using its cash, and assuming no unanticipated expenses, management is of the opinion that the Company will not require additional capital from outside sources to finance its normal operating cash requirements for the balance of fiscal 2001. However, management believes that the Company will require additional funds in the future to continue efforts at developing its therapeutic business and gaining FDA approval of its proposed therapeutic products. If the Company's proposal to the FDA is accepted, the Company will begin clinical trials of its VITROPINTM in the future, requiring additional capital of $1 million to $2 million. Management hopes to obtain these funds from one or more debt or equity investments, strategic alliances or other business relationships. However, there is no assurance that these funds can be obtained.

     Historically, the Company has relied on borrowing to maintain its R&D department and finance necessary research and development expenses, since its operations used, rather than provided cash. During the six month period ended
April 30, 2000, the most recent accounting period prior to sale of the diagnostic operation, operations used $144,085 of cash. This cash out-flow was addressed through borrowing, as the Company borrowed a net of $172,000 during that six month period. As a result, a primary motivation for the sale of the diagnostic operation was the cash it would produce and the elimination of liabilities.

Results of Operations
---------------------

     For the nine months ended July 31, 2000, the Company realized a net loss of $281,696, or $0.03 per share, on total revenue of $821,564. Results for the three months then ended were a loss of $66,938, or less than one cent per share, on total revenue of $251,409. The results for the nine months ended July 31, 2000 represent a substantial decline in the results of operations from the previous year, as the Company's current loss was a decrease of $377,579 from the net income reported for the nine months ended July 31 of the previous year. This decline, in turn, is related to a decrease in the gross profit and an increase in general and administrative, research and development expenses.

     Offsetting the loss from operations, the Company realized a gain on the disposal of its diagnostic operations. The cash and other consideration received by the Company exceeded the book value of the assets transferred to the purchaser by approximately $355,000. However, because the sale was to a related party, the gain has been treated as a contribution to capital by the related party under relevant accounting principles. This gain of $355,000 would have turned the net loss of $281,696 to net income of $73,000 for the nine month period ending July 31, 2000.

     The profit margin from sales of the Company's product for the nine months ended July 31, 2000 decreased from the first nine months of 1999, from 72% for the nine months ended July 31, 1999 to 58% for the first nine months ended July 31, 2000. Management believes that this is attributable to increased sales at discounted prices and an increase in costs of sales. The decrease in the profit margin caused a corresponding decrease in the gross profit and adversely affected the results of operations for the period. Also, selling, general and administrative expenses increased from 1999 to 2000 by approximately $162,000. This results from the increase in legal and other administrative expenses related to the negotiation for settlement of a threatened lawsuit from a major shareholder and the subsequent sale of the diagnostic operations.

     Research and development also increased substantially, rising by approximately $162,000 as result of increased expenditures related to the Company's cell immortalization research. The Company also incurred additional expenses in connection with its proposed submission to the FDA.

                           Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     A.  Exhibits:

     3.1.2 Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.

     3.1.4 Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.


     B.  Reports on Form 8-K:

         None

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