Form 10QSB
period 2001-01-31
VITRO DIAGNOSTICS INC
filed 2001-03-16
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2001

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number: 0-17378


                             VITRO DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                  84-1012042
------------------------------        ---------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


8100 Southpark Way, Bldg B-1 , Littleton, Colorado              80120
-------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip  Code)


Registrant's telephone number, including area code:  (303) 798-6882
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes   X         No
                                                   ---           ---

     The number of shares outstanding of the issuer's class of common equity as of March 12, 2001 was 8,809,923.

                             VITRO DIAGNOSTICS, INC.

                     Index to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         -----
Item 1. Financial Statements*

Condensed balance sheet, January 31, 2001 (unaudited) ..................   3

Condensed statements of operations for the three months ended
      January 31, 2001 and 2000 (unaudited) ............................   4

Condensed statements of cash flows for the three months ended
      January 31, 2001 and 2000 (unaudited) ............................   5

Notes to condensed financial statements ................................   6


* The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

Part I. Item 1. Financial Information
-------         ----------------------


                             VITRO DIAGNOSTICS, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                January 31, 2001

ASSETS

Current Assets:
      Cash ....................................................     $   450,040
      Deposits ................................................          24,000
      Prepaid expenses ........................................          21,362
                                                                    -----------
                                          Total current assets          495,402

Patents, net ..................................................         156,827
                                                                    -----------

                                                                    $   652,229

                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable ........................................     $     4,782
      Other current liabilities ...............................           2,316
                                                                    -----------
                                     Total current liabilities            7,098
                                                                    -----------

Shareholders' Equity:
      Common stock ............................................           8,810
      Additional paid-in capital ..............................       4,297,489
      Retained deficit ........................................      (3,661,168)
                                                                    -----------
                                    Total shareholders' equity          645,131
                                                                    -----------

                                                                    $   652,229
                                                                    ===========

            See accompanying notes to condensed financial statements


                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  January 31,
                                                                           ---------------------------
                                                                               2001           2000
                                                                           -----------      ---------
Revenue:
     Product sales .....................................................   $         -    $   269,242

Operating expenses:
     Cost of goods sold ................................................             -        156,701
     Selling, general and administrative ...............................        28,275        175,427
     Rent and facility fees, related party (Note B) ....................         5,250              -
     Research and development ..........................................        56,422        160,643
                                                                           -----------    -----------
                                               Total operating expenses         89,947        492,771
                                                                           -----------    -----------
                                           Income (loss) from operations       (89,947)      (223,529)

Other income (expense):
     Interest income ...................................................         5,505            400
     Interest expense ..................................................             -         (4,033)
                                                                           -----------    -----------
                                       Income (loss) before income taxes       (84,442)      (227,162)

Provision for income taxes (Note C) ....................................             -              -
                                                                           -----------    -----------

                                                       Net income (loss)   $   (84,442)   $  (227,162)
                                                                           ===========    ===========


Basic and diluted income (loss) per common share .......................   $     (0.01)   $     (0.03)
                                                                           ===========    ===========

Basic and diluted weighted average
     common shares outstanding .........................................     8,718,227      8,455,087
                                                                           ===========    ===========

            See accompanying notes to condensed financial statements


                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 January 31,
                                                                           -----------------------
                                                                              2001        2000
                                                                           ---------    ---------

                                   Net cash used in operating activities   $(131,248)   $(110,453)
                                                                           ---------    ---------

Cash flows from investing activities:

      Property and equipment purchases .................................           -      (41,272)
      Payments for patents .............................................      (8,136)     (15,788)
      Proceeds from receipts on note receivable ........................           -          486
                                                                           ---------    ---------
                                   Net cash used in investing activities      (8,136)     (56,574)
                                                                           ---------    ---------

Cash flows from financing activities:

      Proceeds from issuance of notes payable ..........................           -      160,000
      Principal payments on notes payable ..............................           -       (9,132)
                                                                           ---------    ---------
                               Net cash provided by financing activities           -      150,868
                                                                           ---------    ---------

Net change in cash .....................................................    (139,384)     (16,159)
Cash, beginning of period ..............................................     589,424       44,291
                                                                           ---------    ---------

                                                     Cash, end of period   $ 450,040    $  28,132
                                                                           =========    =========

Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:

         Interest ......................................................   $       -    $   4,033
                                                                           =========    =========
         Income taxes ..................................................   $       -    $       -
                                                                           =========    =========

      Non-cash investing and financing activities:

         Cashless exercise of stock options (Note D) ...................   $     275    $       -
                                                                           =========    =========

            See accompanying notes to condensed financial statements

PART I - FINANCIAL INFORMATION



Note A: Basis of Presentation
-----------------------------

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and accounting policies described in its audited financial statements for the year ended October 31, 2000 included in its Form 10-KSB and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Interim financial data presented herein are unaudited.


Note B: Related Party Transactions
----------------------------------

An affiliate contributed the use of its office space and facilities to the Company for the three months ended January 31, 2001. The use of the office space and facilities were valued at $1,750 per month based on the market rate in the local area and is included in the accompanying financial statements as rent and facility fees, related party, with a corresponding credit to contributed capital.


Note C: Income Taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses during prior periods, which offset the income recognized during the three months ended January 31, 2001 and result in a net deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

The  valuation   allowance  will  be  evaluated  at  each  balance  sheet  date, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.


Note D: Shareholders' Equity
----------------------------

During the three months ended January 31, 2001, the Company issued 275,088 shares of its $.001 par value common stock through the exercise of 357,480 common stock options.

During the three months ended January 31, 2001, the Company granted 55,000 options to directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of January 31, 2001 were $1.17 and $.60, respectively.

Effective December 2, 2000, the Company adopted an Equity Incentive Plan (the "Plan"), which replaced the Company's 1992 Stock Option Plan except for options already outstanding under the old plan. A total of 1,000,000 shares of common stock are authorized to be awarded under the Plan. Awards may take the form of qualified stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants.

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's stock option plans:


                                Options Outstanding and Exercisable
                                -----------------------------------    Weighted Average
                                 Number of           Exercise Price     Exercise Price
                                   Shares              Per Share          Per Share
                                -----------          --------------    ----------------
Balance at October 31, 2000...  1,194,844            $.07.to.$1.50         $ 0.25
   Options granted............     55,000            $.63 to $.79          $ 1.17
   Options exercised..........   (357,480)           $.07 to $.19          $ 1.13
   Options canceled...........   (187,550)           $.08 to $.33          $ 0.19
                                -----------          --------------    ----------------
Balance at January 31, 2001...   704,814             $.07.to.$1.50         $ 0.33
                                ===========


Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate..................      6.00%
         Dividend yield...........................      0.00%
         Volatility factor........................     50.00%
         Weighted average expected life...........    5 years


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

                                                       Three Months Ended
                                                            January 31,
                                                  -----------------------------
                                                     2001               2000
                                                  ----------         ----------
Net loss, as reported........................     $ (84,442)         $(227,162)
                                                  ==========         ==========
Pro forma net loss...........................     $(117,193)         $(227,162)
                                                  ==========         ==========

Basic and diluted net loss per
   common share, as reported.................     $   (0.01)         $   (0.03)
                                                  ==========         ==========
Pro forma basic and diluted net loss
   per common share..........................     $   (0.01)         $   (0.03)
                                                  ==========         ==========



Note E:  National Institute for Health Grant
--------------------------------------------

During the year ended October 31, 2000, the Company was approved to draw down funds on a $100,000 grant from the National Institute for Health ("NIH"). The funds are held in an NIH account and wired to the Company upon the request of the Company's president. Proceeds from the grant are to be used for research related to the Company's cell immortalization technology. The Company began incurring costs toward the grant and drawing down grant funds in February of 2001.

The receipt of the grant also allows the Company to apply for an additional grant of up to $750,000 to further that research. Management intends to take all reasonable and appropriate steps to pursue the additional funding.

ITEM 6. Management's Discussion and Analysis or Plan of Operation
=================================================================

Introduction

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at January 31, 2001 and for the three-month period ending that date. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000, including the audited financial statements contained therein.

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

Liquidity and Capital Resources

     At January 31, 2001, the Company had working capital of $488,304, consisting of current assets of $495,402 and current liabilities of $7,098. This represents a decrease in working capital of $86,298 from fiscal year end October 31, 2000. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the quarter. Current assets decreased by $118,022 and current liabilities also decreased by approximately $31,724. The Company presently has no other capital resources besides its current assets.

     During the first fiscal quarter ended January 31, 2001, the Company's operations used, rather than provided, cash. During that time, the Company's operations used $131,248, compared to the use of $110,453 cash by operations during the first quarter ended January 31, 2000. This results from the fact that the Company sold its diagnostic operation and presently has no revenue to offset its expenses.

     Management believes the decrease in cash flow is primarily attributable to the absence of product sales. On August 7, 2000, the Company sold its diagnostic operation that had provided cash through the sale of purified antigens. The diagnostic operation was sold for $700,000 in cash and the assumption of certain liabilities. The result of this transaction was that the Company retained ownership of its intellectual property related to the development and commercialization of therapeutic products to treat infertility and its cellular immortalization research program. However, without the revenues from the sale of products, all expenditures reduce the working capital available to the Company. There is a modest amount of other income ($5,505) reflecting the interest generated from cash held in an interest-generating account, but this other income is less than the expenditures necessary to maintain operations.

     While the Company is attempting to exercise care in the expenditure of its available capital on operations, the Company may expend its capital resources unless another source can be located. Based upon its experience to date and the expenditures anticipated in the near-term, management anticipates that the Company currently has sufficient working capital to last through the end of the current fiscal year. The Company is actively seeking additional capital resources to fulfill its needs, including research grant funding, pursuit of strategic alliances or other inter-corporate relationships and other capitalization opportunities that may be available to the Company. Please refer to the Company's Form 10-KSB for fiscal year 2000 for additional detailed description concerning these capitalization initiatives.

Results of Operations

     During the first quarter ended January 31, 2001, the Company realized a net loss of $84,442, which was $0.01 per share, on no revenue. The net loss is a decrease of $142,720 from the net loss for the first quarter ended January 31, 2000. The decrease in net loss is attributable to substantially reduced operating expenses, as the Company strives to conserve its available capital. Selling, general and administrative expenses decreased by $147,152 from the first quarter of fiscal year 2000 to the first quarter of 2001 as a consequence of downsizing and the reduction of other expenses, including equipment and facility leases, that occurred as a consequence of the sale of the diagnostic operation in August of 2000. The Company presently has two full-time employees while at the end of the first quarter of fiscal year 2000 the Company had 10 full-time employees.

     The research and development expenses for the first quarter of fiscal year 2001 were $56,422, which was a decrease of $104,221 compared to the R&D expenditures incurred during the first quarter of year 2000. This decrease is primarily attributable to the downsizing of the Company noted above. Also, the R&D activities were limited to the development of processes necessary for technology transfer to a contract manufacturer for production of materials needed in the clinical trials of VITROPIN(TM) and related analytical methods. The Company also has a research grant from the National Institutes of Health to support the development of its cellular immortalization technology. However, during the first quarter of fiscal year 2001, there no direct expenditures related to this research. The activities related to this grant were largely administrative related to changes in personnel and establishment of funds transfer procedures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2001.

                                          Vitro Diagnostics, Inc.


                                      By:  /s/ James R. Musick
                                           ----------------------------------
                                           James R. Musick, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity indicated on March 14, 2001.

                                           Principal Financial Officer:


                                           /s/ Henry J. Schmerler
                                           ---------------------------------
                                           Henry J. Schmerler, Treasurer and
                                           Chief Financial Officer