Form 10QSB
period 2001-04-30
VITRO DIAGNOSTICS INC
filed 2001-06-14
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2001

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number: 0-17378


                             VITRO DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                  84-1012042
------------------------------        ---------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


12635 East Montview Boulevard, Suite 218, Aurora, Colorado            80010
----------------------------------------------------------          ----------
       (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (720) 589-4120
                                                     --------------

8100 Southpark  Way, Bldg B-1,  Littleton,  Colorado                   80120
-----------------------------------------------------                ----------
(Former name,  former address and former fiscal year,
         if changed since last report)                               (Zip Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes   X         No
                                                   ---           ---

     The number of shares outstanding of the issuer's class of common equity as of June 13, 2001 was 8,809,923.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                      Page

Item 1.  Condensed Balance Sheet, April 30, 2001 (unaudited)            1

         Condensed Statements of Operations for the three and six
         months ended April 30, 2001 and 2000 (unaudited)               2

         Condensed Statements of Cash Flows for the six months ended
         April 30, 2001 and 2000 (unaudited)                            3

         Notes to Condensed Financial Statements                        4

Item 2.  Management's Discussion and Analysis or Plan of Operation      7


PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           10

Item 6.  Exhibits and Reports on Form 8-K                              10

Signatures                                                             11

Part I. Item 1. Financial Information
-------        ----------------------


                             VITRO DIAGNOSTICS, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                 April 30, 2001


ASSETS

      Cash .....................................................    $   340,438
      Deposits .................................................         24,000
      Prepaid expenses .........................................         12,207
                                                                    -----------
                                           Total current assets         376,645

Patents, net ...................................................        170,539
                                                                    -----------

                                                                    $   547,184
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable .........................................    $     5,893
      Other current liabilities ................................          3,341
                                                                    -----------
                                      Total current liabilities           9,234
                                                                    -----------

Shareholders' equity (Note D):
      Common stock .............................................          8,810
      Additional paid-in capital ...............................      4,297,489
      Stock options - 754,814 ..................................          3,687
      Retained deficit .........................................     (3,772,036)
                                                                    -----------
                                     Total shareholders' equity         537,950
                                                                    -----------

                                                                    $   547,184
                                                                    ===========

            See accompanying notes to condensed financial statements


                    VITRO DIAGNOSTICS, INC.

               Condensed Statements of Operations
                          (Unaudited)

                                                                    Three Months Ended          Six Months Ended
                                                                        April 30,                   April 30,
                                                                 -------------------------   ------------------------
                                                                    2001          2000         2001           2000
                                                                 ----------    -----------   ----------    ----------
Revenue:
     NIH grant (Note E).......................................   $   30,000     $        -   $   30,000    $        -
     Product sales ...........................................            -        300,913            -       570,155
                                                                 ----------    -----------   ----------    ----------
                                                 Total revenue       30,000        300,913       30,000       570,155
                                                                 ----------    -----------   ----------    ----------

Operating expenses:
     Cost of goods sold ......................................            -         89,589            -       246,290
     Selling, general and administrative......................       37,077        100,346       65,352       275,773
     Rent and facility fees, related party (Note B)...........       15,980              -       15,980             -
     Contributed rent and facility fees,
        related party (Note B)................................            -              -        5,250             -
     Stock-based compensation: legal fees (Note D)............        3,687              -        3,687             -
     Research and development.................................       87,619         91,844      144,041       252,487
                                                                 ----------    -----------   ----------    ----------
                                      Total operating expenses      144,363        281,779      234,310       774,550
                                                                 ----------    -----------   ----------    ----------
                                       Operating income (loss)     (114,363)        19,134     (204,310)     (204,395)

Other income (expense):
     Interest income..........................................        3,500          3,085        9,005         3,485
     Interest expense.........................................            -         (9,815)          (4)      (13,848)
                                                                 ----------    -----------   ----------    ----------
                                   Income (loss) before taxes     (110,863)         12,404     (195,309)     (214,758)

Provision for income taxes (Note C)...........................            -              -            -             -
                                                                 ----------    -----------   ----------    ----------

                                             Net income (loss)   $ (110,863)    $   12,404   $ (195,309)   $ (214,758)
                                                                 ==========    ===========   ==========    ==========


Basic and diluted earnings (loss) per common share............   $    (0.01)    $        *   $    (0.02)   $    (0.03)
                                                                 ==========    ===========   ==========    ==========

Basic and diluted weighted average
     common shares outstanding................................    8,809,923      8,455,087    8,764,075     8,455,087
                                                                 ==========    ===========   ==========    ==========


 *  Less than $.01 per share

            See accompanying notes to condensed financial statements


                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       April 30,
                                                                                 ----------------------
                                                                                  2001           2000
                                                                                 ---------    ---------

                                         Net cash used in operating activities   $(226,109)   $(144,085)
                                                                                 ---------    ---------

Cash flows from investing activities:
      Property and equipment purchases .......................................           -      (29,683)
      Payments for patents ...................................................     (22,877)     (43,320)
      Proceeds from receipts on note receivable ..............................           -          973
                                                                                 ---------    ---------
                                         Net cash used in investing activities     (22,877)     (72,030)
                                                                                 ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of notes payable ................................           -      195,000
      Principal payments on notes payable ....................................           -      (23,176)
                                                                                 ---------    ---------
                                     Net cash provided by financing activities           -      171,824
                                                                                 ---------    ---------

Net change in cash ...........................................................    (248,986)     (44,291)
Cash, beginning of period ....................................................     589,424       44,291
                                                                                 ---------    ---------

                                                           Cash, end of period   $ 340,438          $ -
                                                                                 =========    =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest ............................................................   $       4    $  13,848
                                                                                 =========    =========
         Income taxes ........................................................         $ -          $ -
                                                                                 =========    =========

      Non-cash investing and financing activities:
         Cash less exercise of stock options (Note D) ........................   $     275          $ -
                                                                                 =========    =========

            See accompanying notes to condensed financial statements

Note A: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and accounting policies described in its Form 10-KSB for the fiscal year ended October 31, 2000 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B: Related Party Transactions

An affiliate contributed the use of its office space and facilities to the Company for the period from November 1, 2000 through January 31, 2001. The use of the office space and facilities were valued at $1,750 per month based on the market rate in the local area and is included in the accompanying financial statements as rent and facility fees, related party with a corresponding credit to contributed capital.

On February 1, 2001, the Company began paying the affiliate for the use of the office space and facilities. The Company paid the affiliate a total of $15,980 and $15,980 for the three and six months ended April 30, 2001, respectively. Of this amount, $6,378 was paid for use of office space and facilities.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses during prior periods, which offset the income recognized during the six months ended April 30, 2001 and result in a net deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D: Shareholders' Equity

On February 11, 2001, the Board of Directors approved a revision to the Amended and Restated Articles of Incorporation to reduce the amount of authorized common stock from 500,000,000 shares to 50,000,000 and to include a provision for authorization of an additional 5,000,000 shares of preferred stock with such rights, preferences and limitations as may be designated by the Board of Directors.

During the six months ended April 30, 2001, the Company issued 275,088 shares of its $.001 par value common stock through the exercise of 357,480 common stock options.

Following is a schedule of changes in shareholders' equity for the six months ended April 30, 2001:


                                                    Common Stock          Additional
                                             --------------------------    Paid-in       Stock       Retained
                                               Shares       Par Value      Capital      Options      Deficit        Total
                                             -----------    -----------   ----------    -------    ------------   ---------
Balance, October 31, 2000...............       8,534,835    $  8,535      $4,292,514    $     -    $(3,576,727)   $ 724,322
December 2000, stock
   options exercised....................         275,088         275            (275)         -              -            -
Office and facility use
   contributed by affiliate.............               -           -           5,250          -              -        5,250
Common stock options
   granted for services.................               -           -               -      3,687              -        3,687
Net loss for the six months
   ended April 30, 2001.................               -           -               -          -       (195,309)    (195,309
                                             -----------    -----------   ----------    -------    -----------    ---------
                 Balance, April 30, 2001       8,809,923    $  8,810      $4,297,489    $ 3,687    $(3,772,036)   $ 537,950
                                             ===========    ===========   ==========    =======    ===========    =========


Stock options

During the six months ended April 30, 2001, the Company granted 94,000 options to directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of April 30, 2001 were $.67 and $.34, respectively.

During the three months ended April 30, 2001, the Company granted its legal counsel fully vested options to purchase 11,000 shares of the Company's common stock. The options' exercise prices range from $.59 to $.81 and expire between February 5, 2011 and April 27, 2011. The Company determined the fair value of the options in accordance with SFAS 123 and has recorded stock-based compensation expense of $3,687 in the accompanying unaudited condensed financial statements.

Effective December 2, 2000, the Company adopted an Equity Incentive Plan (the "Plan"), which replaced the Company's 1992 Stock Option Plan. One million shares of common stock are authorized to be awarded under the Plan. Awards may take the form of stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants.

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's stock option plan during the six months ended April 30, 2001:


                                   Options Outstanding and Exercisable
                                  ------------------------------------    Weighted Average
                                  Number of         Exercise Price          Exercise Price
                                    Shares             Per Share              Per Share
                                  ----------      --------------------    -----------------
Balance at October 31, 2000       1,194,844         $.07 to $1.50         $            0.25
   Options granted ...........      105,000         $.59 to $1.19         $            0.95
   Options exercised .........     (357,480)        $1.06 to $1.20        $            1.13
   Options canceled ..........     (187,550)        $.18 to $.33          $            0.19
                                  ----------      --------------------   -----------------

Balance at April 30, 2001 ....      754,814        $.07 to $1.50          $           0.48
                                  ==========      ====================    =================

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate ................       6.00%
        Dividend yield .........................       0.00%
        Volatility factor ......................      50.00%
        Weighted average expected life..........     5 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, the Company has presented the following pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

                                            Six Months Ended
                                              April 30,
                                       ------------------------
                                          2001          2000
                                       ---------    -----------
Net loss, as reported ..............   $(195,309)   $  (214,758)
                                       =========    ===========
Pro forma net loss .................   $(242,188)   $  (214,758)
                                       =========    ===========

Basic and diluted net loss per
   common share, as reported .......   $   (0.02)   $     (0.03)
                                       =========    ===========
Pro forma basic and diluted net loss
   per common share ................   $   (0.03)   $     (0.03)
                                       =========    ===========


Note E: National Institute of Health Grant

During the year ended October 31, 2000, the Company was approved to receive funds on a $100,000 grant from the National Institute of Health ("NIH"). The funds are held in an NIH account and wired to the Company upon the request of the Company's president. Proceeds from the grant are to be used for research related to the Company's cell immortalization technology. The Company began incurring costs toward the grant and drawing down grant funds in February of 2001.

During the three and six months ended April 30, 2001, the Company received grant reimbursements totaling $30,000 and $30,000, respectively.

The receipt of the grant also allows the Company to apply for an additional grant of up to $750,000 to further that research. Management intends to take all reasonable and appropriate steps to pursue the additional funding. However, there is no assurance that the additional grant will be received.

Note F: Subsequent events

Facilities lease

The Company entered into an operating lease agreement on May 15, 2001. Under the lease, the Company receives the use of a laboratory facility, equipment and furnishings within the facility, common areas, and reception services. The lease commenced June 1, 2001 and expires August 31, 2001. The lease is automatically extended at the end of the initial term for the same period of time as the initial term, up to a maximum of one year, unless either party gives written notice to the contrary at least 60 days prior to the end of the initial term, as extended. Rent payments of $1,872 are payable under the lease on or before the first of each month. Future minimum payments under the facilities lease are as follows:

               2001..............................   $ 9,360
               2002..............................   $13,104


Capital lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. The lease contains an option for the Company to acquire all of the equipment at the end of the lease for $1. Maturities on the capital lease obligation is as follows:

               2001..............................   $ 1,940
               2002..............................     4,657
               2003..............................     4,657
               2004..............................     4,657
               2005 and thereafter...............     7,373
                                                    --------
                                                    $23,284
                                                    ========

The president of the Company has personally guaranteed the lease obligation.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at April 30, 2001 and the results of operation for the three and six month periods ending that date. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000, including the audited financial statements contained therein.

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

Liquidity and Capital Resources

     At quarter end April 30, 2001, the Company had working capital of $367,411, consisting of current assets of $376,645 and current liabilities of $9,234. This represents a decrease in working capital of $207,191 from fiscal year end October 31, 2000. The decrease in working capital represents cash spent on, as well as liabilities accrued for operations during the quarter. Current assets decreased by $236,779 and current liabilities decreased by approximately $29,588. The Company presently has no other capital resources besides its current assets.

     During the fiscal quarter ended April 30, 2001, the Company's operations used, rather than provided, cash. During that time, the Company's operations used $94,861 compared to $131,248 of cash used by operations during the first quarter ended January 31, 2001. Use of cash results from the fact that the Company sold its diagnostic operation and presently has no revenue to offset its expenses.

     The decrease in cash flow is attributable to the absence of product sales. On August 7, 2000, the Company sold its diagnostic operation that had provided cash through the sale of purified antigens. The diagnostic operation was sold for $700,000 in cash and the assumption of most liabilities. The result of this transaction was that the Company retained ownership of its intellectual property related to the development and commercialization of therapeutic products to treat infertility and its cellular immortalization research program. However, without the revenue from the sale of products, all expenditures reduce the working capital available to the Company. There is a modest amount of other income ($9,005) reflecting the interest generated from cash held in an interest-generating account, but this other income is less than the expenditures necessary to maintain operations.

     While the Company is attempting the exercise care in the expenditure of its available capital on operations, the Company may extinguish its capital resources unless another source can be located. Based upon its experience to date and the expenditures anticipated in the near-term, management anticipates that the Company currently has sufficient working capital to last through the end of the current fiscal year. The Company is actively seeking additional capital resources to fulfill its needs beyond that time, including additional research grant funding, pursuit of strategic alliances or other inter-corporate relationships and other capitalization opportunities that may be available to the Company. Please refer to the Company's Form 10-KSB for fiscal year 2000 for additional detailed description concerning these capitalization initiatives.

Results of Operations

     During the three months ended April 30, 2001, the Company realized a net loss of $110,863, which was $0.01 per share, on no revenue. The net loss is a decrease of $123,267 from the net income for the second quarter ended April 30, 2000. The increase in net loss is attributable to substantially reduced revenue. As the Company strives to conserve its available capital, total operating expenses were reduced by $137,416 from the second quarter of fiscal year 2000 to the second quarter of 2001. Selling, general and administrative expenses decreased by $63,269 as a consequence of downsizing and the reduction of other expenses, including equipment and facility leases, that occurred as a consequence of the sale of the diagnostic operation in August of 2000. The Company presently has two full-time employees while at the end of the second quarter of fiscal year 2000 the Company had 10 full-time employees.

     During the six months ended April 30, 2001, the Company realized a net loss of $195,309, which was $0.02 per share, on no revenue. The net loss is an increase of $19,449 from the net loss for the six months ended April 30, 2000. The decrease in net loss is attributable to substantially reduced operating expenses. As the Company strives to conserve its available capital, total operating expenses were reduced by $540,240 from the six months ending second quarter of fiscal year 2000 to the second quarter of 2001. Selling, general and administrative expenses decreased by $210,421 as a consequence of downsizing and the reduction of other expenses, including equipment and facility leases. The Company presently has two full-time employees while at the end of the second quarter of fiscal year 2000 the Company had 10 full-time employees.

     The research and development expenses for the second quarter of fiscal year 2001 were $87,619, which was a slight decrease of $4,225 compared to the R&D expenditures incurred during the second quarter of year 2000. The Company also has a research grant from the National Institutes of Health to support the development of its cellular immortalization technology. This grant contributed $30,000 in funding during the second quarter of 2001, which increased R&D expenditures from the first quarter of 2001 to the second quarter by about $30,000. The R&D activities of the Company focused on the development and commercialization of products to treat human infertility and cellular immortalization research. A patent application concerning cellular immortalization technology and another application for a new fertility drug were filed with the United States Patent and Trademark Office during the second quarter 2001.

     The facility lease obligation incurred subsequent to the 2001 second quarter is funded through the NIH grant that has been awarded to the Company. The capital lease obligation of 60 monthly payments of $388.06 is an obligation of the Company that is guaranteed by the Company's president.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Company held its annual meeting of shareholders on April 10, 2001. At the meeting, all nominees for election to the Board of Directors, including Messrs. Goode, Musick, Van Horn, Schmerler and Schmuhl, were reelected. The shareholders also ratified Amended and Restated Articles of Incorporation and the appointment of Cordovano and Harvey, P.C. as the Company's auditors for the fiscal year ending October 31, 2001. The votes on these last two resolutions were as follows:

Amended and Restated Articles of Incorporation:
-----------------------------------------------

            Votes For: 5,144,828      Votes Against: 21,950   Abstain: 11,889
            --------------------------------------------------------------------

Appointment of Auditors (Cordovano and Harvey, P.C.)
----------------------------------------------------

            Votes For: 5,926,030      Votes Against:  9,030  Abstain:   6,032
            --------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     There are no  exhibits  to be filed with this report and no reports on Form
     ---------------------------------------------------------------------------
8-K were filed during the quarter covered by this report.
---------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2001.

                                             Vitro Diagnostics, Inc.


                                             By: /s/ James R. Musick
                                                 ------------------------------
                                                 James R. Musick, President and
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity indicated on June 13, 2001.

                                               Principal Financial Officer:

                                               /s/ Henry J. Schmerler
                                               ---------------------------------
                                               Henry J. Schmerler, Treasurer and
                                               Chief Financial Officer