Form 10-Q
period 2001-07-31
VITRO DIAGNOSTICS INC
filed 2001-09-14
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2001

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

     The number of shares outstanding of the issuer's class of common equity as of September 11, 2001 was 8,809,923.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1. Condensed Balance Sheet, July 31, 2001 (unaudited)                  3

        Condensed Statements of Operations for the three and nine
        months ended July 31, 2001 and 2000 (unaudited)                     4

        Condensed Statements of Cash Flows for the nine months ended
        July 31, 2001 and 2000 (unaudited)                                  5

        Notes to Condensed Financial Statements                             6

Item 2. Management's Discussion and Analysis or Plan of Operation          10

PART II. - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                   12

Signatures                                                                 13

Part I. Item 1. Financial Information
-------        ----------------------

                             VITRO DIAGNOSTICS, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                  July 31, 2001

ASSETS
Current assets:
      Cash ....................................................   $   244,586
      Receivables .............................................        24,000
      Prepaid expenses ........................................         6,796
                                                                  -----------
                                           Total current assets       275,382

Equipment, net ................................................        14,390
Patents, net ..................................................       186,440
                                                                  -----------

                                                                  $   476,212
                                                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ........................................   $    11,450
      Current maturities on capital lease obligation (Note F) .         2,121
      Other current liabilities ...............................         1,607
                                                                  -----------
                                      Total current liabilities        15,178

Capital lease obligation, less current maturities (Note F) ....        12,797
                                                                  -----------
                                              Total liabilities        27,975
                                                                  -----------

Shareholders' equity (Note D):
      Preferred stock .........................................          --
      Common stock ............................................         8,810
      Additional paid-in capital ..............................     4,297,489
      Stock options - 762,814 outstanding .....................         4,146
      Retained deficit ........................................    (3,862,208)
                                                                  -----------
                                     Total shareholders' equity       448,237
                                                                  -----------

                                                                  $   476,212
                                                                  ===========

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)
                                                                              Three Months Ended             Nine Months Ended
                                                                                    July 31,                      July 31,
                                                                           --------------------------    --------------------------
                                                                              2001           2000            2001           2000
                                                                           -----------    -----------    -----------    -----------
Revenue:
     NIH grant (Note E) ................................................   $    30,000    $      --      $    60,000    $      --
     Product sales .....................................................          --          251,409           --          821,564
                                                                           -----------    -----------    -----------    -----------
                                                           Total revenue        30,000        251,409         60,000        821,564
                                                                           -----------    -----------    -----------    -----------

Operating expenses:
     Cost of goods sold ................................................          --          100,314           --          346,604
     Selling, general and administrative ...............................        26,671        112,569         92,023        388,342
     Rent and facility fees, related party (Note B) ....................          --             --           15,980           --
     Contributed rent and facility fees, ...............................          --
        related party (Note B) .........................................          --             --            5,250           --
     Stock-based compensation: legal fees (Note D) .....................           459           --            4,146           --
     Research and development ..........................................        95,247        102,825        239,288        355,312
                                                                           -----------    -----------    -----------    -----------
                                                Total operating expenses       122,377        315,708        356,687      1,090,258
                                                                           -----------    -----------    -----------    -----------
                                                          Operating loss       (92,377)       (64,299)      (296,687)      (268,694)

Other income and expense:
     Interest income ...................................................         2,662          4,407         11,667          7,892
Interest expense .......................................................          (458)        (7,046)          (462)       (20,894)
                                                                           -----------    -----------    -----------    -----------
                                                Loss before income taxes       (90,173)       (66,938)      (285,482)      (281,696)

Provision for income taxes (Note C) ....................................          --             --             --             --
                                                                           -----------    -----------    -----------    -----------

                                                                Net loss   $   (90,173)   $   (66,938)   $  (285,482)   $  (281,696)
                                                                           ===========    ===========    ===========    ===========


Basic and diluted loss per common share ................................   $     (0.01)   $       *      $     (0.03)   $     (0.03)
                                                                           ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding .........................................     8,809,923      8,455,087      8,779,358      8,455,087
                                                                           ===========    ===========    ===========    ===========

 *  Less than $.01 per share

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                Nine Months Ended
                                                                                     July 31,
                                                                              ----------------------
                                                                                2001         2000
                                                                              ---------    ---------

                                     Net cash used in operating activities    $(304,713)   $ (62,746)
                                                                              ---------    ---------

Cash flows from investing activities:
     Property and equipment purchases .....................................        --        (29,683)
     Payments for patents .................................................     (39,807)     (43,867)
     Proceeds from purchase agreement .....................................        --        250,000
     Proceeds from note receivable ........................................        --          6,500
                                                                              ---------    ---------
                        Net cash (used in) provided by investing activities     (39,807)     182,950
                                                                              ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of notes payable ..............................        --        195,000
     Principal payments on notes payable ..................................        --       (134,495)
     Principal payments on capital lease ..................................        (318)        --
                                                                              ---------    ---------
                        Net cash (used in) provided by financing activities        (318)      60,505
                                                                              ---------    ---------

Net change in cash ........................................................    (344,838)     180,709
Cash, beginning of period .................................................     589,424       44,291
                                                                              ---------    ---------

                                                       Cash, end of period    $ 244,586    $ 225,000
                                                                              =========    =========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest ..........................................................   $     462    $  20,894
                                                                              =========    =========
        Income taxes ......................................................   $    --      $    --
                                                                              =========    =========

     Non-cash investing and financing activities:
        Cashless exercise of stock options (Note D) .......................   $     275    $    --
                                                                              =========    =========
        Equipment acquired under capital lease (Note F) ...................   $  15,236    $    --
                                                                              =========    =========
        Net assets and debt sold to AspenBio in exchange
           for promissory note ............................................   $    --      $ 450,000
                                                                              =========    =========

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements

Note A:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to the Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2000 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

An affiliate contributed the use of its office space and facilities to the Company for the period from November 1, 2000 through January 31, 2001. The use of the office space and facilities were valued at $1,750 per month based on the prevailing market rate and is included in the accompanying financial statements as rent and facility fees, related party with a corresponding credit to contributed capital.

On February 1, 2001, the Company began paying the affiliate for the use of the office space and facilities. The Company paid the affiliate $15,980 for the use of office space and facilities for the period from February 1, 2001 through May 31, 2001. The Company signed an operating lease for new office space and facilities that commenced June 1, 2001 (see Note F).

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended July 31, 2001 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D:  Shareholders' Equity

On February 11, 2001, the Board of Directors approved a revision to the Amended and Restated Articles of Incorporation to reduce the amount of authorized common stock from 500,000,000 shares to 50,000,000 and to include a provision for the authorization of 5,000,000 shares of preferred stock with such rights, preferences and limitations as may be designated by the Board of Directors. As of July 31, 2001, there were no preferred shares issued and outstanding.

During the nine months ended July 31, 2001, the Company issued 275,088 shares of its $.001 par value common stock as a result of the exercise of 357,480 common stock options.

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements

Following is a schedule of changes in shareholders' equity for the nine months ended July 31, 2001:

                                         Common Stock           Additional
                                    -------------------------    Paid-in        Stock        Retained
                                     Shares      Par Value       Capital       Options        Deficit          Total
                                    -----------   -----------   -----------    -----------   -----------    -----------
Balance, November 1, 2000 .......     8,534,835   $     8,535   $ 4,292,514    $      --     $(3,576,726)   $   724,323
December 2000, stock
   options exercised ............       275,088           275          (275)          --            --             --
Office and facility use
   contributed by affiliate .....          --            --           5,250           --            --            5,250
Common stock options
   granted for services .........          --            --            --            4,146          --            4,146
Net loss for the nine months
   ended July 31, 2001 ..........          --            --            --             --        (285,482)      (285,482)
                                    -----------   -----------   -----------    -----------   -----------    -----------

           Balance, July 31, 2001     8,809,923   $     8,810   $ 4,297,489    $     4,146   $(3,862,208)   $   448,237
                                    ===========    ===========   ===========    ===========   ===========    ===========

Stock options - employees

During the nine months ended July 31, 2001, the Company granted 100,000 options to directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of July 31, 2001 were $.91 and $.48, respectively. Directors' options are considered employee options and are accounted for under APB 25.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The pro forma figures include employee options as if they were reported at fair value. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                 Risk-free interest rate ............       6.00%
                 Dividend yield .....................       0.00%
                 Volatility factor ..................      50.00%
                 Weighted average expected life......     5 years

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

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements

                                                 Nine Months Ended
                                                      July 31,
                                              ------------------------
                                                2001           2000
                                              ---------      ---------
       Net loss, as reported ..............   $ (285,482)   $  (281,696)
                                              ==========    ===========
       Pro forma net loss .................   $ (333,736)   $  (281,696)
                                              ==========    ===========

       Basic and diluted net loss per
          common share, as reported .......   $    (0.03)   $     (0.03)
                                              ==========    ===========
       Pro forma basic and diluted net loss
          per common share ................   $    (0.04)   $     (0.03)
                                              ==========    ===========

Stock options - nonemployees

During the nine months ended July 31, 2001, the Company granted its SEC attorney options to purchase 13,000 shares of the Company's common stock. The options' exercise prices range from $.45 to $.81 and expire between February 5, 2011 and May 7, 2011. The Company determined the fair value of the options in accordance with SFAS 123 and has recorded stock-based compensation expense of $4,146 in the accompanying unaudited condensed financial statements.

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's stock option plan:

                               Options Outstanding and Exercisable
                               -----------------------------------    Weighted Average
                                Number of           Exercise Price      Exercise Price
                                  Shares              Per Share           Per Share
                               ------------        ----------------    ----------------
Balance at October 31, 2000      1,194,844          $.07 to $1.50           $ 0.25
   Options granted                 113,000          $.45 to $1.19           $ 0.91
   Options exercised              (357,480)        $1.06 to $1.20           $ 1.13
   Options canceled               (187,550)         $.18 to $.33            $ 0.19
                               ------------                            ----------------

Balance at July 31, 2001           762,814          $.07 to $1.50           $ 0.48
                               ============


Equity incentive plan

Effective  December 2, 2000, the Company's Board of Directors  adopted an Equity
Incentive Plan (the "Plan"), which replaced the Company's 1992 Stock Option Plan. One million shares of common stock are authorized to be awarded under the Plan. Awards may take the form of stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants.

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements



Note E:  National Institute of Health Grant

During the year ended October 31, 2000, the Company was approved to draw down funds on a $100,000 grant from the National Institute of Health ("NIH"). The funds are held in an NIH account and wired to the Company upon the request of the Company's president. Proceeds from the grant are to be used for research related to the Company's cell immortalization technology. The Company began drawing and spending grant funds in February of 2001. Draws on the NIH grant are reimbursements for funds previously spent.

During the three and nine months ended July 31, 2001, the Company received grant reimbursements totaling $30,000 and $60,000, respectively.

The Company recognizes grant support revenue when earned.

The receipt of the grant also allows the Company to apply for an additional grant of up to $750,000 to further that research. Management intends to take all reasonable and appropriate steps to pursue the additional funding.

Note F:  Commitments

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

                     November 1, 2000 through October 31,
                     ------------------------------------
                     2001.......................   $ 9,360
                     2002.......................   $13,104

Capital lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. The lease contains an option for the Company to acquire all of the equipment at the end of the lease for $1. Maturities on the capital lease obligation is as follows:

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements



                   November 1, 2000 through October 31,
                   ------------------------------------
                           2001..................   $  1,940
                           2002..................      4,657
                           2003..................      4,657
                           2004..................      4,657
                        2005 and thereafter......      7,373
                                                    ---------
                                                     $23,284
                                                    =========

The president of the Company has personally guaranteed the lease obligation.

Note G:  Subsequent event

During August 2001, the Company granted 7,500 options to directors with exercise prices equal to the common stock market value on the date of grant. The options' exercise prices range from $.30 to $.42 and expire between August 10, 2011 and August 20, 2011.

During August 2001, the Company granted its SEC attorney options to purchase 2,500 shares of the Company's common stock. The options' exercise prices range from $.30 to $.42 and expire between August 10, 2011 and August 20, 2011.

The Company had 772,814 common stock options outstanding after the above options were granted.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at July 31, 2001 and the results of operation for the three and nine month periods ending that date. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000, including the audited financial statements contained therein.

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, results of research and development activities, completion of one or more strategic alliances or other business relationships, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and the other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000 under the caption "Risk Factors." Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     At quarter end July 31, 2001, the Company had working capital of $260,204, consisting of current assets of $275,382 and current liabilities of $15,178. This represents a decrease in working capital and liquidity of $314,398 from fiscal year end October 31, 2000. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the year. Current assets decreased by $338,042 and current liabilities decreased by approximately $23,644 since fiscal year end. The Company presently has no other capital resources except its current assets.

     During the fiscal quarter ended July 31, 2001, the Company's operations used, rather than provided, cash. During that time, the Company's operations used $78,604, compared to $94,861 of cash used by operations during the second quarter ended April 30, 2001. The Company used a total of $304,713 of cash on operations during the nine months ended July 31, 2001. The Company also used a total of $39,807 on investing activities during that time, compared to the nine months ended July 31, 2000, when the Company generated $182,950 from investing activities in connection with the sale of its diagnostic operation. The use of cash results from the fact that the Company sold its diagnostic operation and presently has no revenue to offset its expenses.

     With regard to a deposit shown as a current asset on the balance sheet, there was a recent default under the terms of a settlement agreement with a former vendor. In connection with a manufacturing arrangement, the Company agreed to accept the return of a $24,000 deposit from the vendor in installments beginning September of 2001. The vendor has failed to make the first installment of these payments. The Company is currently evaluating its options to recover those funds.

     The Company realized a modest amount of other income ($11,667 for the nine months ended July 31, 2001) reflecting interest generated from cash held in an interest-bearing account, but this other income is substantially less than the expenditures necessary to maintain operations.

     While the Company is attempting the exercise care in the expenditure of its available capital on operations, the Company may extinguish its capital resources unless another source can be located. Based upon its experience to date and the expenditures anticipated in the near-term, management anticipates that the Company currently has sufficient working capital to last through the end of the current fiscal year. The Company is actively seeking additional capital resources to fulfill its needs beyond that time, including additional research grant funding, pursuit of strategic alliances or other inter-corporate relationships and other capitalization opportunities that may be available to the Company. Please refer to the Company's Form 10-KSB for fiscal year 2000 for additional detailed description concerning these capitalization initiatives. Unless one or more of these efforts is successful in the near future, the Company may be forced to curtail or cease operations in the future.

Results of Operations

     During the three months ended July 31, 2001, the Company realized a net loss of $90,173, or $0.01 per share, on revenue of $30,000. The net loss is an increase of $23,235 from the net loss for the third quarter of 2000. The loss for the nine months ended July 31, 2001 was $285,482, or $0.03 per share, on revenue of $60,000. The net loss for the nine-month period is an increase of $3,786 from the net loss for the comparable period ended July 31, 2000. The increase in net loss for the periods ended in 2001 is attributable to substantially reduced operating revenues during those times. All revenue received during the 2001 fiscal year was from a research grant awarded to the Company in connection with its cell immortalization technology.

     In an effort to accelerate the receipt of revenue pending the anticipated approval of VITROPINTM by the FDA, the Company is investigating a possible license of its technology to a third party partner. If successfully obtained, a license may provide immediate cash for the use of some or all of the Company's technology and assist in development, marketing and sale of its products.

     As the Company strives to conserve its available capital, total operating expenses were reduced during the 2001 year. The Company reduced its operating expenses by $193,331 from the third quarter of fiscal year 2000 to the third quarter of 2001 and by $733,571 from the nine months ending third quarter of fiscal year 2000 to the third quarter of 2001. Selling, general and administrative expenses decreased by $85,898 for the three months and $296,319 for the nine months as a consequence of downsizing and the reduction of other expenses, including equipment and facility leases, that occurred as a consequence of the sale of the diagnostic operation in August of 2000. The Company presently has three full-time employees while at the end of the third quarter of fiscal year 2000 the Company had 6 full-time employees.

     The research and development expenses for the third quarter of fiscal year 2001 were $95,247, which was a slight decrease of $7,578 compared to the R&D expenditures incurred during the third quarter of year 2000. The Company also has a research grant from the National Institutes of Health to support the development of its cellular immortalization technology. This grant contributed $30,000 in funding during the third quarter of 2001, which increased R&D expenditures from the first quarter of 2001 by about $30,000. The facility lease obligation incurred subsequent to the 2001 third quarter is funded through the NIH grant that has been awarded to the Company. The R&D activities of the Company focused on the development and commercialization of products to treat human infertility and cellular immortalization research. During the third quarter of 2001, the FDA completed its initial evaluation of the plan for approval of VITROPIN(TM), highly purified urinary FSH produced by the Company's patented method. The Company anticipates filing a so-called paper NDA with the FDA for the approval of VITROPIN(TM). Such an application allows use of information submitted by others and requires that the Company perform clinical studies of safety and efficacy. The continued development of VITROPIN(TM) is contingent upon available financial resources. The Company also relocated its operation into a modern biotechnology research facility and presented two research reports to the national Endocrine Society meeting.


ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     The Company filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2001.

                                        Vitro Diagnostics, Inc.


                                        By:  /s/ James R. Musick
                                             -----------------------------------
                                              James R. Musick, President and
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity indicated on September 13, 2001.

                                            Principal Financial Officer:

                                             /s/ Henry J. Schmerler
                                             -----------------------------------
                                             Henry J. Schmerler, Treasurer and
                                             Chief Financial Officer