Form 10KSB
period 2001-10-31
VITRO DIAGNOSTICS INC
filed 2002-02-12
CIK 793171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended October 31, 2001

() Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


                        Commission file number: 0-17378
                                                -------


                             VITRO DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                           84-1012042
------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)


12635 E. Montview Blvd., Aurora, Colorado                              80010
---------------------------------------------                      -------------
  (Address of principal executive offices)                          (Zip Code)


(Registrant's telephone number, including area code):  (720) 859-4120
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $100,000.

The aggregate market value of the 2,666,125 shares of voting stock held by non-affiliates of the Company outstanding at December 31, 2001, calculated by taking the average of the bid and the asked prices of the Company's common stock ($.155 as quoted on February 6, 2002) was $413,249.37. The number of shares outstanding of the issuer's common equity as of December 31, 2001 was 8,811,607.

                       Document incorporated by reference:

                                      None.

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

This report consists of 52 pages, including one page constituting the cover page.

                                TABLE OF CONTENTS



PART I......................................................................1

   ITEM 1.  BUSINESS........................................................1

   ITEM 2.  DESCRIPTION OF PROPERTY.........................................7

   ITEM 3.  LEGAL PROCEEDINGS...............................................7

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............7


PART II.....................................................................7

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.........................................................7

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................8

   ITEM 7.  FINANCIAL STATEMENTS...........................................16

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................16


PART III...................................................................16

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............16

   ITEM 10. EXECUTIVE COMPENSATION.........................................20

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.....................................................22

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................25


PART IV....................................................................26


   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................26


SIGNATURES.................................................................30



PART F/S...................................................................F-1

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

     The Company's present products envisioned to treat infertility include purified urofollitropin ("VITROPIN(TM)") for injection. VITROPIN(TM) is a highly purified urinary FSH preparation produced according to the Company's patented purification process. Management believes that this product has competitive advantages over products currently on the market, including higher purity and reproducible, cost-efficient production. Other products designed to treat infertility are VITROPIN-C(TM) (custom FSH) and VITROPIN-V(TM) (cell-derived
FSH). VITROJECT(TM) is a novel drug delivery device with perceived competitive advantages over the current methods used to administer fertility drugs. None of these products has been approved by the U.S. Food and Drug Administration ("FDA") for sale.

     B. Description of Products and Product Candidates

     VITROPIN(TM) is highly purified FSH derived from the urine of post-menopausal women. It is produced through the Company's patented technology that management believes represents a significant improvement over previous methods used to produce this product. FSH has been used for over 30 years as a drug to treat infertility by inducing follicle development in the ovary.

     VITROJECT(TM) is a novel delivery device for administration of VITROPIN(TM) and other substances that provides an entire treatment regime within a single device that is easy and economical to use. FSH currently must be given by either intramuscular or subcutaneous injection at the same time in the evening, for 7 to 15 consecutive days. Most existing products are administered by reconstitution of a single dose, loading of that dose into a syringe and injection, with repetition of these steps in subsequent days. VITROJECT(TM) may allow patients to self-inject fertility drugs by subcutaneous administration at home with fewer drug manipulations and lower cost compared to existing methods. The development of VITROPIN(TM) and VITROJECT(TM) are sufficiently advanced to approach regulatory authorities such as the FDA to determine the most appropriate methods to receive approval. Such contact with the FDA regarding VITROPIN(TM) has already been established and is described in greater detail below.

     VITROPIN-C(TM) is produced using the Company's proprietary technology. Management hopes that this product candidate will allow the production of specific forms of FSH that control the clinical pharmacology and reduce the likelihood of side effects of currently available products.

     VITROPIN-V(TM) is envisioned to be the only product on the market identical to native FSH. The Company plans to produce this product through use of cell immortalization technology (VITROCELL(TM)) that is described in greater detail below. Management believes that it may come to dominate the premium-priced fertility marketplace, which currently depends upon artificially derived recombinant products. The Company has been awarded an SBIR Phase I grant from the National Institute of Health to develop immortalized human gonadotrope cells, which will be the source of cell-derived FSH. VITOPIN-C(TM) and VITROPIN-V(TM) are still in early development stages and are projected to require a substantial and presently unknown amount of time and other resources to develop.

     C. Relevant Patents

     The Company believes that successful commercialization of therapeutic products requires patent protection, including process patents and composition of matter patents. The Company has thus endeavored to establish a proprietary technological position with respect to the above products. The United States Patent and Trademark Office ("USPTO") issued the Company's first patent on November 23, 1999 (US Patent No. 5,990,288). This invention was entitled "Methods for Purifying FSH" and details methods to manufacture highly purified FSH from various sources, including human urine, recombinant FSH sources, human gonadotrope cells (cells of the human pituitary gland that elaborate FSH & LH) and animal extracts of pituitary glands. Management believes this invention represents a significant advance in the methods previously used to purify FSH and to produce therapeutic FSH.

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

     VITROJECT(TM) is subject to patent protection through pending applications filed by the Company in the United States and with various foreign countries of the "Patent Cooperation Treaty." This application may result in issued patents within the United States and select foreign countries. VITROCELL(TM) is likewise protected through patent applications that are pending in the United States and select foreign countries. VITROPIN-C(TM) is now protected through a pending patent application submitted to the USPTO in March 2001. There is no assurance that patents will be issued from these pending applications.

     D. Regulatory Approval

     Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale. In the United States, the FDA oversees approval of such products.

     During fiscal year 2001, the Company submitted a plan for the approval of VITROPIN(TM) to the FDA. Based on the FDA's evaluation, the Company believes that the FDA, following substantial additional work, will accept a marketing application for VITROPIN(TM). These applications typically rely on previous studies of similar products and require clinical studies of safety and efficacy to be provided by the Company or its partners. The Company hopes to license its purification technology to a third party rather than attempt to directly market this product. Presently, the Company has no agreement to license its purification technology to a third party, although there are ongoing discussions concerning this possibility. VITROJECT(TM), VITOPIN-C(TM) and VITROPIN-V(TM) have not yet been submitted to any regulatory authority for consideration of approval.

     E. Commercialization and Development Plan

     Subject to the availability of adequate working capital, the Company intends to maintain its focus on the research and development of certain technologies and the establishment of a series of patents both in the United States and other countries that derive from its research. The Company also intends to pursue commercialization of its products and technology on its own and through strategic alliances and other inter-corporate relationships. Such relationships could provide the Company with an additional avenue to market its technology and obtain financial support for continuing development of its products and technology.

     The Company executed an agreement to attempt the establishment of such relationships on November 3, 2000 with Pharma-Links, Inc., a consulting company focusing on strategic alliances and other collaborative relationships within the pharmaceutical industry. Pharma-Links is owned and operated by Dr. Ronald Goode, a director of the Company.

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

     During fiscal 2001, management of the Company, through the efforts of Pharma-Links, contacted and conducted negotiations with a number of entities that expressed some interest in the Company's technology. The goal of these discussions was to establish an arrangement whereby the Company would receive funding for the sale or license of its technology or research collaboration designed to further the commercialization of its technology. Although management exerted great effort to conclude one or more of these relationships, none were successfully completed. Management has and intends to continue these efforts in the future, as it believes such relationships would provide the most likely source of funding for the Company. However, there is no assurance that such efforts will be successful.

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

Cellular Immortalization
------------------------

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

     The Company will focus initially on the use of cell immortalization technology to generate pituitary hormone-producing cells. The hormones of the pituitary gland control several bodily functions including growth, reproduction and metabolism. Immortalized pituitary cell lines will be used for basic research and drug development studies. Also, these cell lines allow an alternative method for the production of these hormones. Immediate targets are cells that produce FSH and LH. The Company has recently made significant strides in the development of this technology. New cell lines have been derived from human pituitary cells using VITROCELL(TM) technology and are being tested for use in the production of FSH and LH. Also, improved methods have been developed to immortalize human cells and these are being applied to pituitary cells. Research is also being conducted to induce FSH and LH production and secretion from an immortalized human pituitary cell line previously developed by the Company.

     The Company hopes to extend immortalization to other types of cells as well. If the Company were able to engage in further cell immortalization research, additional objectives would be to extend immortalization to nerve cells and to beta cells of the pancreas gland that produce insulin. Such research may aid in the development of new therapies to treat Parkinson's disease, ALS, type I diabetes and spinal cord injury. Cell immortalization technology may eventually be applied to the development of artificial organs that are based on human cells engineered to prevent rejection by recipients.

     C. Relevant Patents

     The Company previously filed a patent application with the USPTO and with the Patent Cooperation Treaty as well, designating several countries within the PCT. On July 27, 2000, the PCT application was published as international publication number WO 00/43500, entitled "Immortalized Cell Lines and Methods of Making the Same." The PCT application has been formally submitted to the European Patent Office, allowing possible issued patents in several European countries. The Company also filed this application in Israel, New Zealand, Australia and Canada. The examination of these applications is expected to require some time for completion, up to several years.

     The Company has received its first Office Action from the USPTO, which is a formal report of the examination of this patent application. Based on this action, management believes that some of the claims are allowable and that a further course of action is available to the Company to gain broader claims for this technology. There is no assurance that either of these applications will result in issued patents, nor that if patents are issued, that these will not be subject to legal challenge resulting in limitation of the patent protection. SEE
- "Risk Factors."

COMPETITION

     The Company faces competition from a number of larger, well-established entities in the area of fertility treatment and research for other therapeutic products. Ares-Serono Group, SA controls approximately 50% of the worldwide FSH market. The Organon division of Akzo-Nobel, SA has the majority of the remaining market, with a 30% market share. Ferring Pharmaceuticals has the remaining share of the market, about 20%. Serono, Organon and Ferring have diversified product lines including impure LH/FSH combination drugs and purified human or recombinant FSH.

     The existing market participants represent substantial competition to any entity hoping to introduce new products into the human fertility market, including the Company. All of these entities have substantially greater financial and personnel resources than the Company. Also, Serono is known to vigorously protect its market position through various means, including litigation. Organon and Ferring, while not known to engage in aggressive market protection tactics, may well present substantial obstacles to the entry of the Company's products to the market.

TRADEMARKS

     The Company has established trademark claims to its products, VITROPIN(TM), VITROJECT(TM), VITROPIN-C(TM), VITROPIN-V(TM), VITROCELL(TM) and the term "Naturally Pure Therapeutics(TM)" informally by publication. These trademarks are thus common law marks that may be challenged through similar, established and registered marks that existed prior to initial publication by the Company. The Company may elect to formally protect some or all of these marks through registration with the United States Patent and Trademark Office. Registration of a trademark involves an initial search of various information sources listing registered and common law marks to determine if there is a prior claim to a particular mark. If no conflict is found, the registration process includes an application to the Trademark office and payment of filing fees. Within about one year of the filing, a decision is issued as to whether or not registration is allowed. There is no assurance that the Company will be able to successfully obtain any registered trademark.

EMPLOYEES

     The Company presently has two full time employees, including James Musick, the Company's President and Erik Van Horn, the Company's Vice President. Mr. Musick is responsible for all day-to-day operations of the Company, as well as assistance in strategic direction, research and other management functions. Mr. Van Horn heads the Company's research and development programs.

     The Company also utilizes the services of consultants and independent contractors to supplement the resources of its employees from time to time. These consultants include scientific and laboratory personnel, accountants and attorneys. Some of these consulting positions may be converted to full time employment if and when the Company's needs require and its resources permit.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. The Company leases its office and laboratory space, consisting of 720 square feet, at 12635 East Montview
Boulevard, Suite 218, Aurora, CO 80010. The lease is a full service lease allowing Company personnel access to common areas, conference rooms and use of certain laboratory equipment. This lease expires on May 31, 2002 and may be extended thereafter. Management believes that this space is adequate for the needs of the Company for the foreseeable future.


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

        Fiscal Quarter Ended      High           Low
        --------------------     ------        ------
        2000

        January 31               $ 3.69        $ 1.56
        April 30                   4.56          2.13
        July 31                    2.91          1.25
        October 31                 2.67          0.88

        2001

        January 31               $ 1.25        $ 0.80
        April 30                   0.88          0.59
        July 31                    0.60          0.30
        October 31                 0.42          0.30

     The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

     b) Holders

     As of December 31, 2001, the Company had approximately 1,978 shareholders of record, not including persons who hold their shares in "street name".

     c) Dividends

     The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future. The payment of dividends in the future is dependent on the generation of revenue and profit, and the discretion of the Board of Directors based upon such matters as the Company's capital needs and costs of obtaining capital from outside sources.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

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

     The assets included in the sale were all of the assets formerly used by the Company in its diagnostic operation. These assets included equipment, furniture, fixtures, inventory, accounts receivables, cash and certain intangibles. However, the Company retained patents and other intellectual property that it uses in connection with its therapeutic operation.

     The value assigned to the assets in this transaction was based on a variety of factors. Those factors included negotiations between the parties, the historical cash flow of the assets during preceding fiscal years, the estimated replacement cost of certain assets and estimates of value provided by third parties. The Company did not find it suitable to assign relative weights to the individual factors considered in reaching a conclusion as to the estimated value of the assets. However, each factor was considered material to a determination of the sale price.

     Also as part of this transaction, the Company restructured its facilities requirements. The Company assigned its lease for approximately 5800 square feet of office space to the purchaser of the diagnostic operation. The Company now leases space at another location in the Denver metropolitan area, as described above.

Liquidity and Capital Resources

October 31, 2001
----------------

     At fiscal year end October 31, 2001, the Company had working capital of $158,985, representing a decrease of $415,617 from fiscal year end October 31, 2000. This working capital has been further reduced subsequent to year-end. Management attributes the decrease in working capital to cash spent on operations during fiscal 2001. Assets that existed at year-end 2000 were used to fund operations, primarily research and development, general and administrative expenses during fiscal year 2001. Based upon its experience to date and capital requirements for the foreseeable future, and assuming no unexpected expenses are incurred, management anticipates that the Company currently has sufficient working capital to last approximately through the end of the second quarter of the current fiscal year. After that time, and failing receipt of additional capital, the Company will be forced to curtail operations.

     Management believes that the Company remains dependent on receiving additional cash to implement its business plan and generate revenue in the future. The report of the independent accountant which audited the Company's financial statements for the year ended October 31, 2001 include a qualification that the Company may not continue as a going concern. In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors. See note A to the financial statements, attached to this report, for a more complete description of this contingency.

     Continued development of Vitropin(TM) requires substantially more financial resources than are presently available to the Company. Management is thus pursuing licensing of its technology to produce VITROPIN(TM) as a means to commercialize this product and generate revenue for the Company. Continuing research and development of other products will also require additional working capital. Management hopes to fund the capital requirements through one or more of the following: (i) private equity financing; (ii) strategic alliances with other companies, possibly including joint ventures, partnerships, equity investments or sale of one or more assets; or (iii) research grants. Management is also reducing current spending levels by reducing administrative expenses and expenditures related to research activities while maintaining essential operational activities. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities. Management does not believe that the Company is a viable candidate for debt financing, due to its limited assets and lack of revenue.

     As of the date of filing this Report, no agreements for funding are in place, although the Company is constantly investigating such opportunities. The Company has executed an agreement with Pharma-Links, Inc. to investigate and negotiate, if appropriate, strategic alliances, joint ventures, partnerships, equity investments, licenses, mergers, sales of assets or other business relationships to develop the Company's products and technology. Pharma-Links may also make introductions to potential partners, provide counsel to the Company in negotiating or structuring the relationship, make presentations and negotiate on the Company's behalf. However, there is no assurance that the necessary funding will be received.

     During the year ended October 30, 2000, the Company received approval for a research grant in the amount of $100,000 from the National Institute of Health relating to its cell immortalization technology. Proceeds from that grant were used for that purpose during fiscal 2001, although the grant was extinguished in December. However, the receipt of that grant allows the Company to apply for an additional grant of up to at least $750,000 to further that research. Management intends to take all reasonable and appropriate steps to pursue that funding.

     During the fiscal year ended October 31, 2001, the Company's operations used $348,454 of cash. The Company funded its cash requirements during that time through cash provided by the sale of the diagnostic antigen operation and the research grant discussed above. Due to the projected lack of revenue during fiscal 2002, management expects that the Company will continue to require more cash during the current fiscal year. Since management does not anticipate borrowing will be available, other avenues of financing will be pursued as described above.

     Total assets decreased $364,778 from year-end 2000 to year-end 2001, primarily as a result of the cash spent on operations. Total assets decreased from $763,144 at October 31, 2000 to $398,366 at October 31, 2001. The total liabilities of the Company were substantially unaltered from year-end 2000 to year-end 2001, $38,822 verses $43,673.

October 31, 2000
----------------

     At fiscal year end October 31, 2000, the Company had working capital of $574,602, consisting of current assets of $613,424 and current liabilities of $38,822. This represents a decrease in working capital of $103,427 from October 31, 1999. Management attributes the decrease in working capital to cash spent on operations during fiscal 2000. Assets which existed at year end 1999, including accounts receivable and inventory, were sold in exchange for cash, leaving the Company with approximately $590,000 in cash at fiscal year end 2000.

     During fiscal 2000, the Company relied on revenues from the sale of its product as well as cash from financing activities, including short-term borrowing and the sale of assets described above, to meet it working capital requirements. .

     Total assets decreased from year-end 1999 to year-end 2000, primarily as a result of the cash spent on operations. Total long-term assets of approximately $166,000 previously owned at October 31, 1999 were sold with the diagnostic operation in August 2000 and a portion of the resulting cash spent on operations. As a result, total assets decreased from $936,393 at October 31, 1999 to $763,144 at October 31, 2000. Shareholders' equity remained generally constant from one period to the next.

Results of Operations

Year Ended October 31, 2001
---------------------------

     During the year ended October 31, 2001, the Company realized a net loss of $382,107, or $.04 per share, on total revenue of $100,000. Revenue during the year consisted entirely of the proceeds of a research grant received by the Company. As a result of sale of the diagnostic operation in fiscal year 2000 and the Company's subsequent focus in developing therapeutic products, management does not anticipate that the Company should expect revenue for the foreseeable future. The Company remains dependent on further development of its products, FDA approval, receipt of working capital and other conditions prior to commercial sale of any product.

     Revenue for the year ended October 31, 2001 fell $721,564 from the prior fiscal year, since the Company no longer manufactured or sold diagnostic products.

     Operating expenses also decreased substantially from fiscal 2000 to fiscal 2001, from $878,092 to $494,689 due to the restructuring of the Company and its operations in the fourth quarter of fiscal year 2000. Selling, general and administrative expenses decreased $348,256, primarily as a result of downsizing and the reduction of other expenses, including equipment and facility leases that occurred as a consequence of the sale of the diagnostic operation. Research and development expenses also decreased by $82,355.

     Other expenses increased slightly from fiscal 2000 to 2001, primarily as a result of a deposit previously provided to a contract manufacturing organization that was written off. The Company has filed suit and received a judgment against this third party and is attempting to collect this judgment.

Year Ended October 31, 2000.
----------------------------

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

Recent Sales of Unregistered Securities
---------------------------------------

     During the year ended October 31, 2001, the Company issued a total of 1,684 shares of common stock to an Advisory Board member for services rendered to the Company, 275,088 shares to its employees pursuant to the exercise of outstanding stock options, options for 110,500 shares to directors and options for 16,500 additional shares to another consultant, which sales were not registered pursuant to the Securities Act of 1933. The Company issued these shares directly, and paid no commissions in connection with the issuance of these shares. The Company relied on the exemption from registration provided by
Section 4(2) of the 1933 Act, as each individual was afforded access to the type of information that would be contained in a registration statement. Each individual was aware of the risks of the transaction.

RISK FACTORS

     This 10-KSB report, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors including those discussed below.

     1. Dependence on successful product development.
        ---------------------------------------------
     The realization of revenue and profits from products and technologies discussed herein is critically dependent upon successful product development. There is no assurance that the Company will be able to successfully develop any pharmaceutical product for commercial sales. The officers and employees of the Company have no prior experience in the development of therapeutic products. The leading product candidates, VITROPIN(TM) and VITROJECT(TM), have not yet been subject to clinical trials or to approval by any regulatory authority. Such approval is a prerequisite of any product launch and sales. There is no assurance that the Company will be able to successfully complete clinical trials and obtain regulatory approval. Furthermore, if approved by regulatory authorities such as the FDA, there is no assurance that an approved product will be successfully commercialized. In addition, the Company has several other products that are in the early stages of development. Further development of such products, e.g., VITROPIN-C(TM) and VITROPIN-V(TM), is critically dependent on available financial, human and technical resources and there is no assurance that development of these products will be successful. It is important to recognize that it is very difficult to predict the course of research and development of biological products such as those being pursued by the Company. While cellular immortalization holds potential promise for a wide variety of applications such as cell transplants for the treatment of Alzheimer's disease and type I diabetes, there is no assurance that the Company will be able to develop such products.

     2. Dependence on additional capital.
        ---------------------------------
     While the Company has sufficient liquidity to maintain present operations until approximately the conclusion of the second quarter of fiscal 2002, the successful commercialization of any of the Company's products requires significant additional funding and there is no assurance that the Company will be able to secure those funds. Clinical trials of VITROPIN(TM) are expected to require at least $1.5 to $2 million or more, depending on the exact clinical trials required by the FDA. Without the required funding, these trials will not proceed and the Company will not be able to commercialize VITROPIN(TM). VITROJECT(TM) may be commercialized independently of VITROPIN(TM) through funding by a third party. However, the Company has no pending or contemplated agreements regarding independent commercialization of VITROJECT(TM). Hence, if VITROPIN(TM) does not move forward toward commercialization due to lack of funding, it is also likely that VITROJECT(TM) will be blocked from further development. Other products in the Company's pipeline are still in research and development and there is no assurance that the Company will be able to fund this R & D. While the Company did have a small research grant from the NIH, there is no assurance that the Company will be able to secure additional research grant support for its research or obtain financial support for its research from any other source.

     3. Dependence on intellectual property.
        ------------------------------------
     Successful commercialization of therapeutic products requires significant intellectual property and the ability to maintain a proprietary position with respect to intellectual property. There can be no assurance that the Company will achieve or maintain the necessary intellectual property. There is uncertainty with respect to the issuance of patents from the pending applications of the Company that were described above. Also, once issued, there is no assurance that legal challenge will not result in the narrowing of the claims, circumvention or invalidation of a patent. Furthermore, a third party may engage in infringement of patents issued to the Company and the Company may not have the resources necessary to prevail in defending its patent position. Patent law concerning biotechnology inventions is subject to changes depending upon interpretation of present law and new statutes. Biotechnology is a relatively new field and many ethical and legal issues have been raised that are yet to be resolved. Such developments may impact the Company and its intellectual property position.

     4. Lack of operating experience.
        -----------------------------
     The Company, its officers and employees, have no experience in the operation of a biotherapeutic operation. While the Company has attempted to mitigate this deficiency by adding individuals experienced in pharmaceutical operations to its Board of Directors, its Scientific Advisory Board, and as consultants to the Company, there is no assurance that the Company will be able to achieve the proficiency needed to: a) manufacture pharmaceutical products, b) perform necessary clinical trials resulting in regulatory approval by the FDA and other regulatory authorities, c) establish strategic alliances or other inter-corporate relationships necessary to outsource specific aspects of the development of a pharmaceutical product, or d) engage in appropriate marketing strategies to capture any share of the markets targeted by the Company.

     5. Dependence on key personnel.
        ----------------------------
     Achievement of the objectives described herein also depends critically upon key personnel who have contributed substantially to the development of the products and technology presently owned by the Company. At present, the Company has no employment contracts with either of its full-time employees, Dr. James Musick or Erik Van Horn. Neither does the Company maintain "key man" life insurance on the lives of either individual. Both of these individuals have contributed substantially to the development of the products to treat infertility and cellular immortalization. Loss of either or both employees could adversely impact the successful commercialization of the Company's products.

     6. Effects of potential litigation.
        --------------------------------
     The Company is subject to potential litigation as by class action of its shareholders regarding reduction in the market value of the Company's stock, hostile takeover efforts, product liability claims and other claims of legal wrongdoing by the Company. During 2000, a major shareholder attempted to exert control over the Company and threatened litigation if its demands were not met. The Company successfully negotiated a compromise with the shareholder resulting in the restructuring of the Company and satisfaction of the shareholder demands. However, there are other potential legal challenges that the Company may be subjected to and such actions could divert resources from the pursuit of the business objectives of the Company and compromise achievement of these goals.

     7. Dependence on third party manufacturers.
        ----------------------------------------
     The Company does not have the resources necessary for manufacture of therapeutic products to required FDA guidelines. As a result, the Company has decided to outsource such manufacturing, called GMP manufacturing, to third parties who serve as contract manufacturers. Thus, the Company is at risk as to the quality of manufacturing by its chosen contractors. While the Company engages in careful scrutiny of its potential manufacturers to ensure high quality and FDA compliance, there is no assurance that the contractor will perform to FDA guidelines. Also, efficiency is a central issue underlying the Company's profits and manufacturing efficiency will not be entirely under the control of management of the Company when contractors are used for GMP manufacture of the Company's products.

     8. Lack of liquidity in the Company's securities.
        ----------------------------------------------
     There is presently limited liquidity in the public stock of the Company as indicated by relatively low price of the Company's stock and a relatively low volume of trading. This limited liquidity is related to the fact that the Company's securities are traded on the OTC bulletin board and are thus considered "penny stocks". Such limited liquidity of the Company's securities may limit the funding abilities of the Company that are related to equity transactions.

     9. Dependence on regulatory approvals.
        -----------------------------------
     Prior to the marketing and sale of the Company's products, regulatory approval is essential. While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products. The absence of regulatory approval essentially blocks the commercialization of the Company's products.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On October 9, 2000, the Company, as approved by the Board of Directors, engaged Cordovano and Harvey, P.C. as its principal accountant and independent auditors for the fiscal year ending October 31, 2000, and simultaneously dismissed Larry O'Donnell, CPA, P.C. as its principal accountant and auditor.

     The reports of Larry O'Donnell, CPA, P.C. for the two fiscal years preceding its dismissal did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two preceding fiscal years and the interim period through October 9, 2000, there were no disagreements with Larry O'Donnell, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Larry O'Donnell, CPA, P.C., would have caused Larry O'Donnell, CPA, P.C. to make reference to the matter in its report. Further, there were no reportable events requiring disclosure in this Report.

     During the two preceding fiscal years and the interim period through October 9, 2000, the Company had not consulted Cordovano and Harvey, P.C. regarding any matter requiring disclosure in this Report.


                                    PART III

Item 9. Directors and Executive Officers of the Registrant

     The following individuals presently serve as officers and directors of the Company.

                Name                   Age                 Position
       ------------------------        ---         ---------------------------
       Ronald L. Goode, Ph.D(1)        58          Chairman of the Board of
                                                   Directors

       James R. Musick, Ph.D           56          President, Chief Executive
                                                   Officer and Director

       Erik D. Van Horn                34          Vice President and Director

       Henry C. Schmerler(1)           61          Treasurer, Chief Financial
                                                   Officer and Director

       William J. Schmuhl, Jr.(1)      58          Secretary and Director
------------------------

(1) Members of the Audit and Compensation Committees.

------------------------

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

     JAMES R. MUSICK,  Ph.D.
     -----------------------
was appointed President and Chief Executive Officer of the Company on August 7, 2000. From September 1, 1989 until August 7, 2000, Dr. Musick served as Vice President, Secretary and Chief Operating Officer of the Company. He has also served as a director of the Company since September 1, 1989. Dr. Musick received a Bachelor of Arts in Biological Sciences in 1968 and a doctorate in Biological Sciences in 1975 from Northwestern University in Evanston, Illinois.

     ERIK D. VAN HORN was appointed Vice President of the Company on August 7, 2000. He has also been Production Manager and a director of the Company since March of 1993. He received his Bachelor of Science in Chemical Engineering from the University of Colorado in 1990.

     RONALD L. GOODE, Ph.D., has served as a director of the Company since August 7, 2000 and was elected Chairman of the Board on September 14, 2000. Mr. Goode is the president and CEO of Exegenics, Inc., a publicly-traded biotechnology company focusing on the development of new pharmaceutical products for the treatment and prevention of cancer and infectious diseases. He has held that position since March of 2001. He is also president and sole shareholder of Pharma-Links, Inc., a consulting business focusing on strategic alliances and other collaborative relationships within the pharmaceutical industry, a position he has held since 1999. Dr. Goode's Ph.D. was earned in microbial genetics at the University of Georgia. From 1997 to 1999, Dr. Goode was president and chief executive officer of Unimed Pharmaceuticals, a Delaware corporation with securities traded on the Nasdaq National Market System. Prior to that, Dr. Goode held a variety of executive positions with two major pharmaceutical firms (G.D. Searle and Company and Pfizer Pharmaceuticals), including senior vice president of licensing and business development of G.D. Searle from 1995 to 1997 and president of Searle International from 1991 to 1995.

     HENRY C. SCHMERLER has served as a director of the Company since August 7, 2000 and was elected Treasurer on September 14, 2000. He also served as Secretary from September 14, 2000 to December 1, 2000. Mr. Schmerler has acted as a financial consultant since 1994. Prior to that, he was an executive with Dun and Bradstreet Corporation, where he held various positions over the course of thirty years including Vice President of Business Development (1991 - 1994), Vice President of Customer Relations (1989 - 1991), President of the Credit Clearing House (1986 - 1989) and President of the National Credit Office (1983 -
1986). Mr. Schmerler received a Bachelor's degree in Economics from Hobart College, Geneva, New York in 1962.

     WILLIAM J. SCHMUHL, JR. has served as a director and Secretary of the Company since December 1, 2000. He serves as president of Heywood Williams, Inc., a $500 million multi-division manufacturer and distributor of building products. He has held that position since 1996. He has been employed with Heywood Williams or one of its predecessors since 1978, and served as president and chief executive officer of Bristol Corporation, a $160 million subsidiary between 1990 and 1996. Prior to 1978, Mr. Schmuhl acted as a business consultant with Cromwell Management Corporation. He also taught accounting and business law and acted as department chair of the Department of Business Administration and Economics at Saint Mary's College, Notre Dame, Indiana. Prior to that, Mr.
Schmuhl practiced as an accountant and as an attorney. He received his Bachelor's degree in Business Administration in 1965 and Juris Doctorate in 1967 from the University of Notre Dame, and an MBA from the University of Chicago in 1972.

SCIENTIFIC ADVISORY BOARD

         The Company has recruited individuals outside of the Company with relevant scientific and business experience to serve on its Scientific Advisory Board (SAB) to facilitate the achievement of the Company's development objectives. The SAB has primarily assisted the Company as individuals in a consulting capacity thus far.

The following  individuals  presently comprise the Company's Scientific Advisory
Board:

     1. Patrick  Sluss,  Ph.D.
        ----------------------
     Dr. Sluss is presently Director of the Assay Laboratory of the Reproductive Endocrine Unit of Massachusetts General Hospital, Boston, MA. The Reproductive Endocrine Unit is one of two National Centers for Infertility Research. Dr. Sluss also holds a joint appointment with Harvard Medical School as assistant professor of medicine.

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

     2. Michael E. Hanson.
        ------------------
     Mr. Hanson is presently retired from a 24-year career in the pharmaceutical industry with Eli Lilly and Company in Indianapolis, Indiana where he was President of the Internal Medicine Business Unit. In his first eleven years, he held various sales positions and was involved with the introduction of an injectable antibiotic product line. In 1985, Mr. Hanson became Director of New Product Planning and Licensing, where he was responsible for the acquisition of external products and technologies and for the global commercialization and launch of all new products. Notable product launches were Prozac, Axid and Humatrope. In 1988, Mr. Hanson became the Executive Director of Japan Business Planning and was responsible for the "Japan 2000" strategic plan for Eli Lilly Japan K.K. In 1992, Mr. Hanson was Vice President of New Product Planning and Licensing and in 1993, Vice President of Lilly Research Laboratories where he was responsible for Global Clinical Pharmacology, Global Medical, Regulatory and Health Economic Organizations. In 1994, Mr. Hanson became a member of the Operations Committee of Eli Lilly and President of the Internal Medicine Business Unit, concentrating in cardiovascular and oncology businesses.

     Mr. Hanson also serves as a member of the Board of Directors of MGI Pharma, Inc. and on several philanthropic and educational boards. Mr. Hanson assists the Company in the strategic planning of its therapeutic products and in general business matters.

     3. Kenneth Faber, M.D.
        -------------------
     Dr. Faber is presently Chief of the Department of Reproductive Endocrinology at Colorado Permanente Medical Group and assistant professor in the Department of Obstetrics and Gynecology Section of Reproductive Endocrinology, University of Colorado Health Sciences Center, Denver, CO.

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

     4. Pamela L. Mellon, Ph.D.
        -----------------------
     Dr. Mellon is presently Director of the Center for the Study of Reproductive Biology and Disease and Professor of Reproductive Medicine and Neurosciences at the Center for Molecular Genetics, University of California at San Diego.

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

     5. Gary E. Gamerman,  M.S., J.D.
     --------------------------------
     Mr. Gamerman has extensive experience in several aspects of the biotechnology industry, including legal, regulatory, technical and commercial development of biotherapeutic products. His prior employment includes the FDA's Center for Biologics, Evaluation and Research where he reviewed approval requests for new biotechnology therapies. He received his J.D. from George Washington University and B.A. (Biochemistry & Molecular Biology) and M.S. (Applied Molecular Biology) degree from the University of Maryland Baltimore. Mr. Gamerman sits on the Board of Directors of GeneTox Corporation and Pharmaceutical Outsourcing Managers Association. He also serves on the Editorial Advisory Board of Bio/Pharmaceutical Outsourcing Reports, The Journal of cGMP Compliance and Validation Times. Mr. Gamerman will primarily focus his efforts on regulatory approvals of the Company's biotherapeutic products, including VITROPIN(TM) and related products.

     6. Arthur Guiterrez-Hartmann, M.D.
     ----------------------------------
     Dr.  Gutierrez-Hartmann,  a Professor at the University of Colorado  Health
Sciences Center in Denver, CO, has extensive research experience in the molecular endocrinology of the pituitary gland. His recent research has focused on the molecular genetic events involved in the development of hormone-producing cells of the pituitary gland. He and his colleagues have recently discovered a new genetic pathway critically important to the expression of pituitary hormones. Dr. Gutierrez-Hartmann has authored numerous scientific papers, serves on the editorial board of several prestigious journals and reviews grant applications for the National Institutes of Health, the American Cancer Society and the Howard Hughes Medical Institute. Dr. Gutierrez-Hartmann teams with the Company to assist in further developing its cell immortalization technology now focused on hormone-producing cells of the human pituitary gland.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934
------------------------------------------------------------------------

     No director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 failed to file on a timely basis, Form 3, 4, or 5 during the most recent fiscal year or prior years


Item 10. Executive Compensation

     The following table summarizes the total compensation of the chief executive officer; any person who served as the chief executive officer during the last fiscal year, and any other executive officers whose compensation from the Company exceeded $100,000 during that period (the "Named Officers"):

SUMMARY COMPENSATION
                                                                     Long Term
                                                                   Compensation
                                                 Annual             Securities
                               Year Ended      Compensation         Underlying
Name                           October 31,       Salary              Options
---------------------------    -----------     ------------        ------------
James R. Musick, President         2001          $57,708                0
and Chief Executive Officer        2000          $57,708                0
                                   1999          $55,876                0

Compensation of Directors
-------------------------

     Each member of the Board of Directors who is not an employee of the Company received options to purchase 10,000 shares of common stock upon appointment to the Board and is entitled to receive an additional 10,000 options upon reelection for each additional term. Additionally, non-employee Board members receive options for 2000 shares of common stock for each meeting attended in person and 500 shares of common stock for each meeting attended by telephone.

     The Chairman of the Board received options to purchase 5,000 shares upon his appointment and chairmen of each standing committee of the Board receive options for 2,000 shares upon their appointment. Upon election or reelection as Chairman of the Board or chairman of a standing committee, the member is entitled to receive options for an additional 5,000 shares or 2,000 shares, respectively. All of these options are exercisable at a price equal to the closing bid price of the Company's common stock on the date of grant and for a period of ten years thereafter. During the last fiscal year, a total of 110,500 options were granted to Directors.

     Each director is also entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company.

Option Grants For 2001
----------------------

     No stock options were granted to any of the Named Officers during the last fiscal year.

Year End Option Values
----------------------

     The following table sets forth the value of unexercised options held by the Named Officers at October 31, 2001. The price of the Company's common stock on October 31, 2001 was $.40 per share.

                  Shares                     Number of
                 Acquired     Value         Unexercised     Value of unexercised
                    on       Realized        Options at     in-the-money options
Name             Exercise      ($)        fiscal year end    at fiscal year end
--------------------------------------------------------------------------------


James R. Musick      0          0             31,848                $ 0(1)

-------------------
(1) Based upon the difference between the exercise price of $.625 and the last reported sale price of the Company's common stock of $.40 per share on October 31, 2001.
-------------------

Stock Option Plan
-----------------

     The Company adopted a new Equity Incentive Plan on October 9, 2000 (the "Plan") for the benefit of key personnel and others providing significant services to the Company. The Plan replaces the 1992 Equity Incentive Plan (the "1992 Plan"). The 1992 Plan will remain effective only so long as options remain outstanding under the 1992 Plan. No new options will be granted under the 1992 Plan, and the only shares that will be issued under the 1992 Plan are those shares underlying currently outstanding options.

     The Plan authorizes total stock awards of up to 1,000,000 shares of the Company's common stock. Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants. If a stock award made under the New Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for future awards under the Plan. Awards may not be transferred except by will or the laws of descent and distribution. No awards may be granted under the Proposed Plan after September 30, 2010.

     The Plan is administered by the Company's Board of Directors, which may delegate its authority to a committee of the Board of Directors. The Board of Directors has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the Plan. In making such determinations, the Board of Directors may take into account the recipient's current and potential contributions and any other factors the Board of Directors considers relevant. The recipient of an award has no choice regarding the form of a stock award. The Board of Directors is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the administration of the Plan.

     All options granted pursuant to the Plan shall be exercisable at a price not less than the fair market value of the common stock on the date of grant. Unless otherwise specified, the options expire ten years from the date of grant.

     During the last fiscal year, the Company issued 275,088 shares of common stock through the cashless exercise of 357,480 options. An additional 1,684 shares were issued to a member of the SAB for services rendered, 110,500 options were issued to directors and 16,500 options were granted to a consultant. At the fiscal year end, 776,814 options remained outstanding under the Plan and the 1992 Plan, with exercise prices ranging from $.07 to $1.50 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership
--------------------

     The following table sets forth information with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners known to the Company to hold more than five percent (5%) of the Company's common stock. As of January 31, 2002, a total of 8,811,607 shares of common stock, the Company's only class of voting stock, were issued and outstanding.

     The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.
                                                           Number
            Name and Address of Beneficial Owner          of Shares         %
     --------------------------------------------------   ---------      -------
     Officers and Directors
     ----------------------
     James R. Musick(1, 2)                                1,321,848       14.95%
     12635 E. Montview Blvd.,
     Aurora, Colorado  80010


     Erik Van Horn(3)                                       530,516        5.68%
     12635 E. Montview Blvd.,
     Aurora, Colorado  80010

     Henry C. Schmerler(4)                                  205,500        2.31%
     5095 Joewood Drive
     Sanibel, Florida 33957

     Ronald L. Goode(5)                                     112,500        1.27%
     1051 Melody Road
     Lake Forest, Illinois 60045

     William J. Schmuhl, Jr.(6)                              66,800           *
     1421 Honan Drive
     Southbend, Indiana 46614

     Officers and Directors as a group(1, 2, 3, 4, 5,6)   2,237,164       23.49%
      (5 individuals)

     Five Percent Shareholders
     -------------------------
     Roger D. Hurst(7)                                    1,135,482       12.89%
     8100 Southpark Way
     Unit B-1
     Littleton, CO 80120

     The James R. Musick Trust                              834,859        9.47%
     12635 E. Montview Blvd.,
     Aurora, Colorado  80010

     Lloyd Hansen(8)                                      1,250,000       14.19%
     2646 S.W. Mapp Rd
     STE #304
     Palm City, FL 34990

     World Wide Capital Investors, LLC                    2,370,000       26.90%
     P.O. Box 8
     Westcliffe, CO 81252

     Kilyn Roth(9)                                        2,370,000       26.90%
     P.O. Box 8
    Westcliffe, CO 81252

-----------------------
* Less than 1%

(1) Includes 31,848 shares of common stock underlying an option exercisable at $.625 until June 6, 2009.

(2) Includes 834,859 shares held by The James R. Musick Trust, of which Mr. Musick is a trustee and beneficiary.

(3) Includes 530,516 shares of common stock underlying options exercisable at prices ranging from $.07 to $.625 and expiring through 2009.

(4) Includes 55,500 shares of common stock underlying options exercisable at prices ranging from $.30 to $1.50 and expiring through 2011. Also includes 125,000 shares owned by a limited liability company in which Mr. Schmerler is a member, representing the individual's pro-rata share of common stock owned by that entity.

(5) Includes 62,500 shares of common stock underlying options exercisable at prices ranging from $.30 to $1.50 and expiring through 2011, and 50,000 shares held by the [Ronald L. Goode Trust, of which Mr. Goode is a trustee and beneficiary.]

(6) Includes 33,500 shares of common stock underlying options exercisable at prices ranging from $.30 to $1.19 and expiring through 2011. Also includes 33,300 shares owned by a limited liability company in which Mr. Schmuhl is a member, representing the individual's pro-rata share of common stock owned by that entity.

(7) Includes 10,386 shares owned by Compion and 3,000 owned by Compion Management Services, Inc., companies in which Mr. Hurst is the sole shareholder.

(8) Includes 10,000 shares owned by Mr. Hansen's immediate family and 100,000 owned by the Barnabus Trust, of which Mr. Hansen is a trustee and beneficiary.

(9) Includes 2,370,000 shares owned by World Wide Capital Investors, LLC, of which Ms. Roth is the sole manager of the company.
-----------------------

Changes in Control and Voting Agreement
---------------------------------------

     Pursuant to the terms of a shareholders' agreement executed on August 7, 2000, World Wide Capital Investors, LLC ("WWC"), the owner of 2,370,000 shares of the Company's common stock, Messrs. Musick and Van Horn agreed to vote their shares for the election of Messrs. Musick, Schmerler, Goode, Van Horn and William J. Schmuhl, Jr. for a period of three years. Also in conjunction with the shareholders' agreement, Messrs. Hurst and Musick granted a proxy with regard to 1,400,000 shares of their common stock to Ronald Goode or Henry Schmerler to vote as determined by a majority vote of the Board of Directors. The shareholders' agreement represented a compromise between the Company's then management and WWC with regard to the efforts of WWC to nominate and elect certain individuals to the Company's Board of Directors and otherwise exercise control of the Company.


Item 12. Certain Relationships and Related Transactions

Sale of Assets
--------------

     Effective August 7, 2000, pursuant to the terms of a purchase agreement, the Company sold all of the assets of its diagnostic operation to AspenBio, Inc., a private Colorado corporation ("purchaser") controlled by Mr. Hurst. Mr. Hurst is the owner of more than 5% of the Company's securities. This transaction was effective for accounting purposes on July 31, 2000. In exchange for the assets, the purchaser paid the Company $700,000 and assumed a majority of its debts and liabilities. The purchaser assumed all of the Company's debts and liabilities except for certain excluded liabilities associated with the business and assets which the Company retained. The debts and liabilities assumed by the purchaser were valued at $269,897.

     The assets included in this sale were all of the assets formerly used by the Company in its diagnostic operations. These assets include equipment, furniture, fixtures, inventory, accounts receivable and intangible assets associated with that business. These assets were formerly used by the Company to produce and distribute antigens primarily for diagnostic purposes. Following the sale, the Company retained patents and other intellectual property which it uses or proposes to use in connection with its therapeutic business.

     The value of the assets transferred in this sale was based on a variety of factors considered by the Board of Directors. These factors included negotiations between the parties, historical cash flow of the assets during the preceding fiscal years, estimated replacement cost of certain assets and estimates of the assets provided by third parties. The Board did not find it suitable to and did not assign relative weights to the individual factors considered in reaching a conclusion as to the estimated value of the assets. However, the Board believes that each of those factors was material to a determination of the sale price. The Board of Directors of the Company as then constituted considered the terms of that transaction no less favorable than could have been obtained from an unaffiliated third party.

     In connection with the purchase agreement, the Company agreed to indemnify Mr. Hurst and Mr. Hurst has indemnified the Company as to certain liabilities related to the transaction. The indemnification includes liabilities of the Company which were assumed by the purchaser.

Consulting Agreement
--------------------

     The Company executed an agreement on November 3, 2000 with Pharma-Links, Inc. (the "Agreement"), a consulting company focusing on strategic alliances and other collaborative relationships within the pharmaceutical industry. The agreement allows Pharma-Links, Inc. to investigate and negotiate, if appropriate, strategic alliances, joint ventures, partnerships, equity investments, licenses, mergers, sales of assets or other business relationships to develop the Company's products and technology. It contemplates that Pharma-Links may make introductions to potential partners, provide counsel to the Company in negotiating or structuring the relationship, make presentations and negotiate on the Company's behalf. Pharma-Links is owned and operated by Dr. Ronald Goode, a director of the Company.

     The Agreement provides for payment of a fee to Pharma-Links, Inc. equal to 5% of the aggregate consideration received with respect to any agreement entered into by the Company with a third-party pursuant to the terms and conditions of the Agreement, and an additional 1% for each $10 million of such aggregate consideration in excess of $30 million, subject to a maximum fee of 10% for any aggregate consideration in excess of $80 million. The Board of Directors considered the terms and conditions of this agreement no less favorable than could have been obtained from an unaffiliated third party. No payments were made during the past fiscal year.

Other Events
------------

     In connection with the compromise with WWC and the sale of assets to the purchaser, the Company executed a settlement agreement and mutual release relating to claims pending between the parties. Parties to the settlement include the Company, purchaser, Hurst individually, WWC, Kyln Roth, a manager of WWC, Musick and Van Horn individually. This agreement releases and discharges each party from any and all claims pending between them except for claims arising out of the shareholders' agreement, purchase agreement or other documents referenced therein.

     In conjunction with the settlement agreement, the Company and WWC executed a registration rights agreement relating to common stock owned by WWC. This agreement obligates the Company to register up to 2,370,000 shares of the Company's common stock with the Securities and Exchange Commission upon the request of WWC and to keep that registration effective for a period of up to six months. The Company agreed to pay all costs and expenses in connection with that registration except commissions payable upon sale of the common stock by the shareholder.

     During the period from August 1, 2000 through January 31, 2001, AspenBio, Inc., a private affiliated company owned by a significant Company shareholder, contributed the use of its office space and facilities to the Company. The use of the office space and facilities was valued at $1,750 per month based on the market rate in the local area. On February 1, 2001, the Company began paying AspenBio, Inc. for the use of the office space and facilities. The Company paid AspenBio, Inc. $15,980 for the use of the office space, facilities and contract services for the period from February 1, 2001 through May 31, 2001.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

No.       Description
-------   -----------
1         Not applicable.

2.1(1) Purchase Agreement between Vitro Diagnostics, Inc., AspenBio, Inc. and others dated August 7, 2000, without Exhibits.

3.1.1(2) Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.

3.1.2(6) Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.

3.1.3(3) Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.

3.1.4(6) Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.

3.15(*) Amended and Restated Articles of Incorporation of Vitro Diagnostics, Inc., as filed July 20, 2001 with the Nevada Secretary of State.

3.2(3)    Bylaws of the Company.

4.1(3)    Specimen certificate for Common Shares, $.001 par value per share.

9         Not applicable.

10.1(2) Business Development Agreement between the Company and Pharma-Links, Inc., dated November 3, 2000.

10.2(1) Registration Rights Agreement between the Company and World Wide Capital Investors, LLC, dated August 7, 2000.

10.3(1)   Shareholders' Agreement dated August 7, 2000.

10.4(1)   Settlement Agreement and Release dated August 7, 2000.

10.5(4)   Equity Incentive Plan dated October 9, 2000.

11        Not applicable.

13        Not applicable.

16(5) Letter, dated October 27, 2000, from former certifying accountant, Larry O'Donnell, CPA, P.C.

18        Not applicable.

21        Not applicable.

22        Not applicable

23        Not applicable.

24        Not applicable.

27        Not applicable.

99        Not applicable.

--------------------
* Filed herewith.

(1) Filed as an Exhibit to Form 8-K dated August 7, 2000 and incorporated herein by reference.

(2) Filed as an Exhibit to Form 10-KSB dated October 31, 2000.

(3) Filed as an Exhibit to Registration Statement on Form SB-2, SEC File No. 33-59230 and incorporated herein by reference.

(4) Filed as an Exhibit to the definitive Proxy Statement on Schedule 14/A as filed with the Commission on October 30, 2000 and incorporated herein by reference.

(5) Filed as an Exhibit to Form 8-K/A dated October 9, 2000 and incorporated herein by reference.

(6) Filed as an Exhibit to Form 10-KSB/A dated July 31, 2000.
--------------------

(b) Reports on Form 8-K.

     The Company filed the following Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 11th day of February 2002.

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

     Signatures                        Title                        Date
----------------------       --------------------------     --------------------


/s/ James R. Musick          President, Chief Executive      February  11, 2002
----------------------       Officer and Director            ------------------
James R. Musick


/s/ Henry Schmerler          Chief Financial Officer,        February  11, 2002
----------------------       Treasurer and Director          ------------------
Henry Schmerler


/s/ Erik D. Van Horn         Vice President and Director     February  11, 2002
----------------------                                       ------------------
Erik D. Van Horn


/s/ Ronald L. Goode          Chairman of the Board           February  11, 2002
----------------------       and Director                    ------------------
Ronald L. Goode


/s/ William J. Schmuhl       Secretary and Director          February  11, 2002
----------------------                                       ------------------
William J. Schmuhl

                             VITRO DIAGNOSTICS, INC.

                          Index to Financial Statements

                                                                          Page
                                                                          ----

Independent auditors' report ..........................................   F-2

Balance sheet at October 31, 2001 .....................................   F-3

Statements of operations for each of the two years in the
   period ended October 31, 2001 ......................................   F-4

Statement of shareholders' equity for each of the two years in
   the period ended October 31, 2001 ..................................   F-5

Statements of cash flows for each of the two years in the period
   ended October 31, 2001 .............................................   F-6

Summary of significant accounting policies ............................   F-7

Notes to financial statements .........................................   F-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Vitro Diagnostics, Inc.


We have audited the balance sheet of Vitro Diagnostics, Inc. as of October 31, 2001, and the related statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the Summary of Significant Accounting Policies, the Company capitalized deferred costs totaling $116,652 for patent applications as of October 31, 2001. Recovery of the deferred costs is dependent on the issuance of those patents and the subsequent realization of income therefrom. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
January 15, 2002

                             VITRO DIAGNOSTICS, INC.

                                  Balance Sheet

                                October 31, 2001

Assets
Current assets:
     Cash ......................................................... $   186,043
     Prepaid expenses .............................................       4,411
                                                                    -----------
                                               Total current assets     190,454

Equipment, net of accumulated depreciation of $219 ................       2,591
Equipment under capital lease, net of accumulated depreciation
    of $2,116 .....................................................      13,120
Patents, net of accumulated amortization of $12,682 ...............      75,549
Deferred costs ....................................................     116,652
                                                                    -----------

                                                                    $   398,366
                                                                    ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities on capital lease obligation (Note D) ...... $     2,219
     Accounts payable .............................................      21,157
     Accrued expenses .............................................       8,093
                                                                    -----------
                                          Total current liabilities      31,469

Capital lease obligation, less current maturities (Note D) ........      12,204
                                                                    -----------
                                                  Total liabilities      43,673
                                                                    -----------

Commitments and contingency (Note G) ..............................        --

Shareholders' equity (Note E):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding .........................        --
     Common stock, $.001 par value; 500,000,000 shares authorized;
        8,811,607 shares issued and outstanding ...................       8,812
     Additional paid-in capital ...................................   4,299,487
     Stock options - 776,814 outstanding ..........................       5,228
     Accumulated deficit ..........................................  (3,958,834)
                                                                    -----------
                                         Total shareholders' equity     354,693
                                                                    -----------

                                                                    $   398,366
                                                                    ===========

               See accompanying summary of significant accounting
                   policies and notes to financial statements.

                             VITRO DIAGNOSTICS, INC.

                            Statements of Operations
                                                                          For the Years Ended
                                                                              October 31,
                                                                       --------------------------
                                                                          2001            2000
                                                                       -----------    -----------
Revenue:
     NIH grant (Note F) ............................................   $   100,000    $      --
     Product sales .................................................          --          821,564
                                                                       -----------    -----------
                                                       Total revenue       100,000        821,564
                                                                       -----------    -----------

Operating costs and expenses:
     Cost of goods sold ............................................          --          346,604
     Research and development ......................................       324,940        407,295
     Selling, general and administrative ...........................       117,291        465,547
     Rent and facility fees, related party (Note B) ................        15,980          5,250
     Contributed rent and facility fees, related party (Note B) ....         5,250           --
     Stock-based compensation: legal fees (Note E) .................         7,228           --
     Loss on write-off of Goodwin deposit (Note G) .................        24,000           --
                                                                       -----------    -----------
                                  Total operating costs and expenses       494,689      1,224,696
                                                                       -----------    -----------
                                                Loss from operations      (394,689)      (403,132)

Interest income ....................................................        13,229          7,171
Miscellaneous income ...............................................           512          9,292
Interest expense ...................................................        (1,159)       (20,894)
                                                                       -----------    -----------
                                            Loss before income taxes      (382,107)      (407,563)

Provision for income taxes (Note C) ................................          --             --
                                                                       -----------    -----------

                                                            Net loss   $  (382,107)   $  (407,563)
                                                                       ===========    ===========


Basic and diluted net loss per common share ........................   $     (0.04)   $     (0.05)
                                                                       ===========    ===========
Shares used in computing basic and diluted net loss per common share     8,788,122      8,469,239
                                                                       ===========    ===========


               See accompanying summary of significant accounting
                   policies and notes to financial statements.

                VITRO DIAGNOSTICS, INC.

           Statement of Shareholders' Equity

     For the Years ended October 31, 2001 and 2000

                                          Preferred Stock      Common Stock       Additional
                                          ---------------  --------------------    Paid-in      Stock    Accumulated
                                          Shares   Amount    Shares   Par Value    Capital     Options     Deficit         Total
                                          ------   ------  ---------  ---------   ----------  --------   -----------    -----------
              Balance, October 31, 1999     --       --    8,455,087  $   8,455   $3,931,174  $   --     $(3,169,164)   $   770,465

Net contributed capital received
   in Purchase Agreement with
   related party (Note B) .............     --       --         --         --        354,770      --            --          354,770
Common stock issued upon exercise
   of stock options (Note E) ..........     --       --       79,748         80        1,320      --            --            1,400
Office and facility use contributed
   by an affiliate company (Note B) ...     --       --         --         --          5,250      --            --            5,250
Net loss for the year ended October
   31, 2000 ...........................     --       --         --         --           --        --        (407,563)      (407,563)
                                          ------   ------  ---------  ---------   ----------  --------   -----------    -----------
              Balance, October 31, 2000     --       --    8,534,835      8,535    4,292,514      --      (3,576,727)       724,322

Common stock issued upon exercise
   of stock options (Note E) ..........     --       --      275,088        275         (275)     --            --             --
Common stock options granted in
   exchange for services (Note E) .....     --       --         --         --           --       5,228          --            5,228
Office and facility use contributed
   by an affiliate company (Note B) ...     --       --         --         --          5,250      --            --            5,250
Common stock issued to a director for
   Scientific Advisory Board services
   (Note E) ...........................     --       --        1,684          2        1,998      --            --            2,000
Net loss for the year ended October
   31, 2001 ...........................     --       --         --         --           --        --        (382,107)      (382,107)
                                          ------   ------  ---------  ---------   ----------  --------   -----------    -----------
              Balance, October 31, 2001     --     $ --    8,811,607  $   8,812   $4,299,487  $  5,228   $(3,958,834)   $   354,693
                                          ======   ======  =========  =========   ==========  ========   ===========    ===========

               See accompanying summary of significant accounting
                   policies and notes to financial statements.

                             VITRO DIAGNOSTICS, INC.

                            Statements of Cash Flows
                                                                           For the Years Ended
                                                                               October 31,
                                                                          ----------------------
                                                                             2001         2000
                                                                          ---------    ---------
Cash flows from operating activities:
    Net loss ..........................................................   $(382,107)   $(407,563)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization ..................................      11,158       14,346
       Office and facility use contributed by affiliate (Note B) ......       5,250        5,250
       Stock-based compensation for common stock issued and
          stock options granted in exchange for services (Note E) .....       7,228         --
       Loss on write-off of Goodwin receivable (Note G) ...............      24,000         --
    Changes in current assets and current liabilities:
       (Increase) decrease in accounts receivable, inventories,
          prepaid expenses and deposits, net of sale to AspenBio (2000)      (4,411)     172,791
       Increase (decrease) in accounts payable, accrued expenses
          and payroll taxes payable, net of sale to AspenBio (2000) ...      (9,572)      71,831
                                                                          ---------    ---------
Net cash used in operating activities .................................    (348,454)    (143,345)
                                                                          ---------    ---------

Cash flows from investing activities:
    Proceeds from Purchase Agreement (Note A) .........................        --        250,000
    Purchases of property and equipment ...............................      (2,810)     (29,683)
    Payments for patents ..............................................     (51,304)     (50,244)
    Proceeds from receipts on note receivable .........................        --          6,500
    Proceeds from AspenBio note receivable (Note A) ...................        --        450,000
                                                                          ---------    ---------
Net cash provided by (used) in investing activities ...................     (54,114)     626,573
                                                                          ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of notes payable ...........................        --        195,000
    Principal payments of notes payable ...............................        --       (134,495)
    Principal payments on capital lease ...............................        (813)        --
    Sale of common stock ..............................................        --          1,400
                                                                          ---------    ---------
Net cash provided by (used) in financing activities ...................        (813)      61,905
                                                                          ---------    ---------

                                                     Net change in cash    (403,381)     545,133
Cash, beginning of year ...............................................     589,424       44,291
                                                                          ---------    ---------
                                                      Cash, end of year   $ 186,043    $ 589,424
                                                                          =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest .......................................................   $   1,159    $  20,894
                                                                          =========    =========
       Income taxes ...................................................   $    --      $    --
                                                                          =========    =========

    Non-cash investing and financing transactions:
       Net assets and debt sold to AspenBio in
          exchange for promissory note (Note A) .......................   $    --      $ 450,000
                                                                          =========    =========
       Equipment acquired under capital lease (Note G) ................   $  15,236    $    --
                                                                          =========    =========
       Cashless exercise of stock options (Note E) ....................   $    --      $      62
                                                                          =========    =========


               See accompanying summary of significant accounting
                   policies and notes to financial statements.

                             VITRO DIAGNOSTICS, INC.

                   Summary of Significant Accounting Policies


Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at October 31, 2001.

Property, equipment and depreciation

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method. Depreciation expense totaled $2,335 and $10,487 for the years ended October 31, 2001 and 2000, respectively.

Patents, deferred costs and amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is issued. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent is denied, the costs incurred are charged to operations in the year the patent is denied. The Company amortizes its patent over a period of ten years. Amortization expense totaled $8,823 and $3,859 for the years ended October 31, 2001 and 2000, respectively. The Company's patent and deferred costs consisted of the following at October 31, 2001:

Patent
Method for purifying "FSH" ........................................    $ 88,231
    This patent details methods to manufacture highly purified FSH from various sources including human cells and animal extracts of pituitary glands
Less: accumulated amortization ....................................     (12,682)
                                                                       ---------
                                                                       $ 75,549
                                                                       =========

                             VITRO DIAGNOSTICS, INC.

                   Summary of Significant Accounting Policies


Deferred costs
Method for purifying "FSH", continuation-
   in-part application ............................................... $ 37,775
       This patent application is a continuation on the above patent previously obtained by the Company that seeks to expand
       protection of its issued patent.  The patent application was also filed in the United Kingdom, Canada, Australia, New
       Zealand, and in the European Patent office
Immortalization of human cell lines (VITROPIN-V(TM)) .................   41,114
       Patent application for proprietary technology related to the immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery
Multi-dose syringe driver (VITROJECT(TM)) ............................   28,550
       Patent application for a device designed to administer
       injections more easily and economically
Modified "FSH" molecules and uses (VITROPIN-C(TM)) ...................    8,962
       Patent application for methods of production and
       composition of VITROPIN-C(TM)
Defined medium for the culture of human cells .........................     251
       Patent application for cell culture medium for the culture of immortalized cells
                                                                       ---------
                                                                       $116,652
                                                                       =========

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

Revenue and cost recognition

The Company utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred. Revenue from grants is recognized as the related costs are incurred.

                             VITRO DIAGNOSTICS, INC.

                   Summary of Significant Accounting Policies



Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Common stock options outstanding at October 31, 2001 were not included in the diluted loss per share as all 776,814 options were anti-dilutive. Therefore, basic and diluted losses per share at October 31, 2001 were equal.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

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

                             VITRO DIAGNOSTICS, INC.

                          Notes to Financial Statements


NOTE A: NATURE OF ORGANIZATION

The Company was incorporated under the laws of Nevada on March 31, 1986. From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing and marketing of purified human antigens ("Diagnostics") and the development of therapeutic products ("Therapeutics"). The Company's sales were solely attributable to the manufacturing of the purified human antigens.

Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development. The Company's target area for its therapeutic products is the treatment of human infertility. The Company was granted a patent for its process to manufacture VITROPIN(TM) on November 23, 1999. VITROPIN(TM) is a highly purified urinary follicle-stimulating hormone ("FSH") preparation produced according to the Company's patented purification process. The Company is developing additional FSH-related drugs including VITROPIN-C(TM) and VITROPIN-V(TM), and a syringe for administration of fertility drugs called VITROJECT(TM).

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered significant losses since inception. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to finance its research and development operations with funds obtained through the transfer of the Diagnostics operations, the acquisition of government grants, private equity sales, and revenue from technology licensing contracts and royalties. Should the Company fail to obtain sufficient working capital from those activities, management will consider restructuring the Company's operations.

NOTE B: RELATED PARTY TRANSACTIONS

During the period from August 1, 2000 through January 31, 2001, AspenBio, Inc. ("AspenBio"), a private affiliated company owned by a significant Company shareholder, contributed the use of its office space and facilities to the Company. The use of the office space and facilities were valued at $1,750 per month based on the market rate in the local area and is included in the accompanying financial statements as rent and facility fees, related party with a corresponding credit to contributed capital.

On February 1, 2001, the Company began paying AspenBio for the use of the office space and facilities. The Company paid AspenBio $15,980 for the use of office space, facilities and contract services for the period from February 1, 2001 through May 31, 2001. The Company signed an operating lease for new office space and facilities that commenced June 1, 2001 (see Note G).

                             VITRO DIAGNOSTICS, INC.

                          Notes to Financial Statements


NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                       October 31,
                                               ------------------------
                                                 2001             2000
                                               ---------      ---------
U.S. federal statutory graduated rate .......    34.00%          34.00%
State income tax rate, net of federal benefit     3.06%           3.14%
Contributed office and facility use .........    -0.52%          -0.46%
Net operating loss for which no tax benefit
   is currently available ...................   -36.54%         -36.68%
                                               ---------      ---------
                                                  0.00%           0.00%
                                               =========      =========

At October 31, 2001, deferred taxes consisted of a net tax asset of $955,535, due to operating loss carryforwards of $2,548,922, which was fully allowed for in the valuation allowance of $955,535. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended October 31, 2001 and 2000 were $137,845 and $157,791, respectively. The change in the valuation allowance from October 31, 2000 through October 31, 2001 was $137,845. Net operating loss carryforwards will expire through 2020.

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

NOTE D: CAPITAL LEASE OBLIGATION

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

                   Year ended October 31,
                   ----------------------
                      2002 ....................   $  4,657
                      2003 ....................      4,657
                      2004 ....................      4,657
                      2005 and thereafter .....      7,373
                                                  --------
                                                    21,344
                   Less: imputed interest .....     (6,921)
                                                  --------
                   Present value of net minimum
                      lease payments ..........   $ 14,423
                                                  ========

The president of the Company has personally guaranteed the lease obligation.

                             VITRO DIAGNOSTICS, INC.

                          Notes to Financial Statements


NOTE E: SHAREHOLDERS' EQUITY

On February 11, 2001, the Board of Directors approved a revision to the Amended and Restated Articles of Incorporation to reduce the amount of authorized common stock from 500,000,000 shares to 50,000,000 and to include a provision for the authorization of 5,000,000 shares of $.001 par value preferred stock with such rights, preferences and limitations as may be designated by the Board of Directors. As of October 31, 2001, there were no preferred shares issued and outstanding.

During the year ended October 31, 2001, the Company issued 275,088 shares of its $.001 par value common stock as a result of the exercise of 357,480 common stock options.

During the year ended October 31, 2001, the Company issued 1,684 shares of its common stock in exchange for services performed on the Company's Scientific Advisory Board. The transaction was valued at the market price of the stock on the date of issuance, or $1.1875 per share. As a result, the Company recognized a stock-based compensation expense totaling $2,000 based on the fair market value of the common stock.

During the year ended October 31, 2000, the Company issued 62,248 shares of its common stock through the exercise of 82,656 common stock options. The option holders surrendered 20,408 options as consideration for the stock received.

During the year ended October 31, 2000, the Company sold 17,500 shares of its common stock for $1,400 through the exercise of 17,500 common stock options at $.08 per share.

Incentive plans

Through November 30, 2000, all stock options were issued under the Company's 1992 Stock Option Plan. Effective December 2, 2000, the Company's Board of Directors adopted an Equity Incentive Plan (the "Plan"), which replaced the Company's 1992 Stock Option Plan. The purpose of the Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, consultants and directors, and to promote the Company's business. The Plan authorizes total stock awards of up to 1,000,000 shares of the Company's common stock. Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants. If a stock award made under the Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for future awards under the Plan. Awards may not be transferred except by will or the laws of descent and distribution. No awards may be granted under the Plan after September 30, 2010.

The Plan is administered by the Company's Board of Directors, which may delegate its authority to a committee of the Board of Directors. The Board of Directors has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the Plan. In making such determinations, the Board of Directors may take into account the recipient's current and potential contributions and any other factors the Board of Directors considers relevant. The recipient of an award has no choice regarding the form of a stock award. The Board of Directors is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the administration of the Plan. All options granted pursuant to the Plan shall be exercisable at a price not less than the fair market value of the common stock on the date of grant. Unless otherwise specified, the options expire ten years from the date of grant. The following schedule summarizes the changes in the Company's stock option plan:

                             VITRO DIAGNOSTICS, INC.

                          Notes to Financial Statements


                                             Options Outstanding and Exercisable
                                           ---------------------------------------     Weighted Average
                                              Number of            Exercise Price       Exercise Price
                                               Shares                Per Share             Per Share
                                           ---------------        ----------------     -----------------
Balance at October 31, 1999..........           1,260,000           $.07 to $.79             $ 0.22
   Options granted...................              35,000          $1.19 to $1.50            $ 1.42
   Options exercised.................            (100,156)         $.08 to $1.00             $ 0.59
   Options canceled..................                   -                       -            $ -
                                           ---------------        ----------------     -----------------

Balance at October 31, 2000..........           1,194,844           $.07 to $1.50            $ 0.25
   Options granted...................             127,000           $.30 to $1.19            $ 0.85
   Options exercised.................            (357,480)         $1.06 to $1.20            $ 1.13
   Options canceled..................            (187,550)          $.18 to $.33             $ 0.19
                                           ---------------        ----------------     -----------------

Balance at October 31, 2001..........             776,814           $.07 to $1.50            $ 0.35
                                           ===============


Stock options - employees

During the year ended October 31, 2001, the Company granted 110,500 options to directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of October 31, 2001 were $.90 and $.37, respectively. Directors' options are considered employee options and are accounted for under APB 25.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Risk-free interest rate ..............        5.00%
          Dividend yield .......................        0.00%
          Volatility factor ....................      113.67%
          Weighted average expected life........      5 years

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

                             VITRO DIAGNOSTICS, INC.

                          Notes to Financial Statements

                                                 For the Years Ended
                                                     October 31,
                                              -------------------------
                                                2001            2000
                                              ----------    -----------
       Pro forma net loss .................   $ (433,607)   $  (455,336)
                                              ==========    ===========

       Pro forma basic and diluted net loss
          per common share ................   $    (0.05)   $     (0.05)
                                              ==========    ===========

Stock options - non-employees

During the year ended October 31, 2001, the Company granted its SEC attorney options to purchase 16,500 shares of the Company's common stock. The options' exercise prices range from $.30 to $.81 and expire between February 5, 2011 and October 12, 2011. The Company determined the fair value of the options in accordance with SFAS 123 and has recorded stock-based compensation expense of $5,228 in the accompanying unaudited condensed financial statements.

NOTE F: NATIONAL INSTITUTE OF HEALTH GRANT

During the year ended October 31, 2000, the Company was awarded a $100,000 grant from the National Institute of Health ("NIH"). Proceeds from the grant were expended during the fiscal year ended October 31, 2001 for research related to the Company's cell immortalization technology.

The receipt of the NIH grant also allows the Company to apply for an additional grant of up to $750,000 to further its research. Management intends to take all reasonable and appropriate steps to pursue the additional funding.

NIH grant proceeds are subject to audit and review by the United States Department of Health and Human Services, which may result in findings of unallowable costs. Findings of unallowable costs could result in the repayment of grant funds.

NOTE G: COMMITMENTS AND CONTINGENCY

Loss on write-off of deposit

On June 18, 2001, the Company negotiated the repayment of a $24,000 deposit for future services paid to Goodwin Biotechnology, Incorporated ("Goodwin"). Under the repayment settlement, Goodwin agreed to repay the Company $25,000.

On October 22, 2001, the Company filed a complaint in Arapahoe County, Colorado District Court against Goodwin for breach of contract. On January 10, 2002, the Arapahoe County Court issued a judgment in the amount of $29,177 (including interest and attorney fees). The judgment also carries an annual interest rate of 18 percent. The amount expected to be collected under the judgement could not be estimated. The $24,000 deposit was written off as of October 31, 2001 resulting in a loss of $24,000, which is included in the accompanying financial statements as loss on write-off of Goodwin deposit.

                             VITRO DIAGNOSTICS, INC.

                          Notes to Financial Statements


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

                       October 31,
                       -----------
                       2002....................   $13,104