Form 10QSB
period 2002-01-31
VITRO DIAGNOSTICS INC
filed 2002-03-20
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2002
                           ----------------
     OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-17378
                        -------

                             VITRO DIAGNOSTICS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                      84-1012042
-------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

12635 E. Montview Blvd, Suite 218,  Aurora, Colorado                  80010
----------------------------------------------------                -------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (720) 859-4120
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  X         No
                                                   ---           ---

     The number of shares outstanding of the issuer's class of common equity as of March 14, 2002 was 9,021,607.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Balance Sheet, January 31, 2002 (unaudited) ............   3

        Condensed Statements of Operations for the three months
        ended January 31, 2002 and 2001 (unaudited).......................   4

        Condensed  Statements of Cash Flows for the
        three months ended January 31, 2002 and 2001 (unaudited) .........   5

        Notes to Condensed Financial Statements ..........................   6

Item 2. Management's Discussion and Analysis or Plan of Operation ........  10


PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ........................  11

Item 5. Other Information ................................................  12

        Signatures .......................................................  13

Part I. Item 1. Financial Information
-------         ---------------------


                             VITRO DIAGNOSTICS, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                January 31, 2002

ASSETS

Current assets:
      Cash ......................................................   $    56,077
      Prepaid expenses ..........................................         3,744
                                                                    -----------
                                             Total current assets        59,821

Equipment, net ..................................................        16,492
Patents, net ....................................................        73,342
Deferred intellectual property costs ............................       121,703
                                                                    -----------

                                                                    $   271,358
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..........................................   $     3,224
      Current maturities on capital lease obligation (Note D) ...         2,321
      Other current liabilities .................................         1,693
                                                                    -----------
                                        Total current liabilities         7,238

Capital lease obligation, less current maturities (Note D) ......        11,584
                                                                    -----------
                                                Total liabilities        18,822
                                                                    -----------

Shareholders' equity (Note C):
      Preferred stock ...........................................          --
      Common stock ..............................................         8,822
      Additional paid-in capital ................................     4,301,577
      Stock options - 788,814 outstanding .......................         5,692
      Retained deficit ..........................................    (4,063,555)
                                                                    -----------
                                       Total shareholders' equity       252,536
                                                                    -----------

                                                                    $   271,358
                                                                    ===========

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                        January 31,
                                                 --------------------------
                                                   2002             2001
                                                 -----------    -----------
Operating expenses:
     Selling, general and administrative .....   $    41,976    $    28,275
     Stock-based compensation (Note C):
        Director services ....................         2,100           --
        Legal fees ...........................           464          5,250
     Research and development ................        60,720         56,422
                                                 -----------    -----------
                      Total operating expenses       105,260         89,947
                                                 -----------    -----------
                                Operating loss      (105,260)       (89,947)

Other income (expense):
     Interest income .........................           669          5,505
Interest expense .............................          (130)          --
                                                 -----------    -----------
                      Loss before income taxes      (104,721)       (84,442)

Provision for income taxes (Note B) ..........          --             --
                                                 -----------    -----------

                                      Net loss   $  (104,721)   $   (84,442)
                                                 ===========    ===========


Basic and diluted loss per common share ......   $     (0.01)   $     (0.01)
                                                 ===========    ===========

Basic and diluted weighted average
     common shares outstanding ...............     8,816,607      8,718,227
                                                 ===========    ===========

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                             January 31,
                                                       ----------------------
                                                         2002         2001
                                                       ---------    ---------

              Net cash used in operating activities    $(122,092)   $(131,248)
                                                       ---------    ---------

Cash flows from investing activities:
     Property and equipment purchases .............       (2,306)        --
     Payments for deferred costs ..................       (5,050)      (8,136)
                                                       ---------    ---------
              Net cash used in investing activities       (7,356)      (8,136)
                                                       ---------    ---------

Cash flows from financing activities:
     Principal payments on capital lease ..........         (518)        --
                                                       ---------    ---------
              Net cash used in financing activities         (518)        --
                                                       ---------    ---------

Net change in cash ................................     (129,966)    (139,384)
Cash, beginning of period .........................      186,043      589,424
                                                       ---------    ---------

                                Cash, end of period    $  56,077    $ 450,040
                                                       =========    =========

Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
        Interest ..................................    $     130    $    --
                                                       =========    =========
        Income taxes ..............................    $    --      $    --
                                                       =========    =========

     Non-cash investing and financing activities:
        Cashless exercise of stock options ........    $    --      $     275
                                                       =========    =========

       See accompanying notes to unaudited condensed financial statements

Note A: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB for the year ended October 31, 2001 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended January 31, 2002 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0-income taxes.

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

Note C: Shareholders' Equity

On December 11, 2001, the Company issued 10,000 shares of its common stock to an individual in exchange for services provided to the Company's Scientific Advisory Board. The transaction was valued at the market price of the stock on the date of issuance, which was $.21 per share. As a result, the Company recognized a stock-based compensation expense totaling $2,100 based on the fair value of the common stock.

Following is a schedule of changes in shareholders' equity for the three months ended January 31, 2002:

                                               Common Stock         Additional
                                        -------------------------    Paid-in        Stock        Retained
                                          Shares       Par Value      Capital      Options        Deficit         Total
                                        -----------   -----------   -----------   -----------   -----------    -----------
Balance, November 1, 2001 ...........     8,811,607   $     8,812   $ 4,299,487   $     5,228   $(3,958,834)   $   354,693
Common stock issued to a
   director for SAB seervices .......        10,000            10         2,090          --            --            2,100
Commonstock options
   granted for services .............          --            --            --             464          --              464
Net loss for the three months
   ended January 31, 2002 ...........          --            --            --            --        (104,721)      (104,721)
                                        -----------   -----------   -----------   -----------   -----------    -----------
            Balance, January 31, 2002     8,821,607   $     8,822   $ 4,301,577   $     5,692   $(4,063,555)   $   252,536
                                        ===========   ===========   ===========   ===========   ===========    ===========

The Company accounts for all stock options under SFAS No. 123. However, as permitted by SFAS No. 123, the Company treats stock options granted to employees and stock options granted to non-employees, differently. Directors, acting in their capacity as directors, are included in the employee category.

The Company has elected to account for stock options granted to employees under the "intrinsic value method" whereby no compensation expense is recorded if the option's exercise price equals or exceeds the fair value of the underlying stock.

The Company accounts for stock options granted to consultants and other providers under the "fair value method" whereby compensation expense is recorded at the fair value of the option.

When the intrinsic value method is elected under SFAS No. 123, compensation expense is measured also under the fair value method. Such expense is excluded from the determination of net income, but is reported on a "pro forma" basis.

Stock options - employees: intrinsic value method

During the three months ended January 31, 2002, the Company granted 9,000 options to directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of January 31, 2002 were $.19 and $.13, respectively. The options expire between December 11, 2011 and January 18, 2012. Directors' options are considered employee options and are accounted for under APB 25.

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

           Risk-free interest rate ...............       2.00%
           Dividend yield ........................       0.00%
           Volatility factor .....................      50.00%
           Weighted average expected life .........    5 years


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

                                               Three Months Ended
                                                   January 31,
                                             ------------------------
                                               2002          2001
                                             ---------    -----------
      Net loss, as reported ..............   $(104,721)   $   (84,442)
                                             =========    ===========
      Pro forma net loss .................   $(106,113)   $  (117,193)
                                             =========    ===========

      Basic and diluted net loss per
         common share, as reported .......   $   (0.01)   $    (0.01)
                                             =========    ===========
      Pro forma basic and diluted net loss
         per common share ................   $   (0.01)   $    (0.01)
                                             =========    ===========

Stock options - non-employees: fair value method

During the three months ended January 31, 2002, the Company granted its SEC attorney options to purchase 3,000 shares of the Company's common stock. The options' exercise prices range from $.14 to $.31 and expire between December 11, 2011 and January 18, 2012. The Company determined the fair value of the options in accordance with SFAS 123 and has recorded stock-based compensation expense of $464 in the accompanying unaudited condensed financial statements.

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's stock option plan:

                                     Options Outstanding
                                       and Exercisable               Weighted
                                 -----------------------------        Average
                                 Number of      Exercise Price    Exercise Price
                                   Shares         Per Share         Per Share
                                 ---------      --------------    --------------
Balance at October 31, 2001....    776,814      $.07 to $1.50     $   0.35
   Options granted ............     12,000      $.14 to $.31      $   0.19
   Options exercised ..........       --            N/A           $   --
   Options canceled ...........       --            N/A           $   --

                                 ---------
Balance at January 31, 2002        788,814      $.07 to $1.50     $   0.35
                                 =========


Note D: Commitments

Facilities lease

The Company entered into an operating lease agreement on May 15, 2001. Under the lease, the Company receives the use of a laboratory facility, equipment and furnishings within the facility, common areas, and reception services. The lease commenced June 1, 2001 and expired August 31, 2001. The lease is automatically extended at the end of the initial term for the same period of time as the initial term, up to a maximum of one year, unless either party gives written notice to the contrary at least 60 days prior to the end of the initial term, as extended. Rent payments of $1,872 are payable under the lease on or before the first of each month. Future minimum payments under the facilities lease total $13,104 for the year ending October 31, 2002.

Capital lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. The lease contains an option for the Company to acquire all of the equipment at the end of the lease for $1. Maturities on the capital lease obligation are as follows:

            November 1, 2000 through October 31,
            ------------------------------------
            2002 ................................   $ 4,657
            2003 ................................     4,657
            2004 ................................     4,657
            2005 and thereafter .................     7,373
                                                    -------
                                                    $21,344
                                                    =======

The president of the Company has personally guaranteed the lease obligation.

Note E: Subsequent event

Common stock

During February 2002, the Company sold 200,000 shares of its common stock to its president for $36,000, or $.18 per share.

Common stock options

During February 2002, the Company granted 1,500 options to directors with exercise prices equal to the common stock market value on the date of grant. The options' exercise prices are $.18 per share and expire on February 13, 2012.

During February 2002, the Company granted its SEC attorney options to purchase 500 shares of the Company's common stock. The options' exercise prices are $.18 per share and expire on February 13, 2012.

The Company had 790,814 common stock options outstanding after the above options were granted.

Satisfaction of judgment

During February 2002, the Company received $28,000 toward the payment of the judgment filed on January 10, 2002 against Goodwin Biotechnology, Incorporated. The Satisfaction of Judgment was filed in Arapahoe County, Colorado District Court on March 5, 2002. The $28,000 will be recorded as a gain on the satisfaction of judgment in the Company's April 30, 2002 quarterly financial statements.


ITEM 6. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at January 31, 2002 and for the three-month periods ending January 31, 2002 and 2001. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by and on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and the other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001 under the caption "Risk Factors." Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The Company currently has a shortage of working capital and liquidity. At January 31, 2002, the Company had working capital of $52,583, consisting of current assets of $59,821 and current liabilities of $7,238. This represents a decrease in working capital of $106,402 from fiscal year end October 31, 2001. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the quarter. Current assets decreased by $130,633 and current liabilities also decreased by $24,231. However, the Company realized an increase in capital resources of $64,000 during February 2002 through sale of Company stock in the amount of $36,000, and proceeds from the settlement of a lawsuit in the amount of $28,000.

     During the first fiscal quarter ended January 31, 2002, the Company's operations used, rather than provided, cash. During that time, the Company's operations used $122,092 compared to the use of $131,248 cash by operations during the first quarter ended January 31, 2001. This results from the fact that the Company presently has no revenue to offset its expenses.

     The Company has been vigorously exploring a number of strategic relationships in an effort to supplement its existing working capital and commercialize its technology. Most of these discussions have centered on efforts to establish research collaborations that would immediately inject cash into the Company to support its research initiatives in cell immortalization and to capitalize on the intellectual property owned by the Company. The Company has received several indications of interest, but has so far been unable to convert this interest into definitive agreements. These efforts continue as of the filing of this report. The Company is also pursuing additional research grant support through federal and private granting agencies to support its continuing research efforts.

     While pursuing additional funding, the Company has recently curtailed its operations by reducing personnel and R&D expenses and minimizing administrative and other expenses resulting in an overall reduction of operating expenditures by about 50%. However, the Company may expend its remaining capital resources unless another source can be located. Based upon its available capital and expenditures anticipated in the near-term, management anticipates that the Company currently has sufficient working capital to last through the end of its third fiscal quarter, July 31, 2002. The Company is actively seeking additional capital resources to fulfill its needs, including research grant funding, equity investment, pursuit of strategic alliances or other inter-corporate relationships and other capitalization opportunities that may be available to the Company. Please refer to the Company's Form 10-KSB for fiscal year 2001 for additional detailed description concerning these capitalization initiatives.

Results of Operations

     During the first quarter ended January 31, 2002, the Company realized a net loss of $104,721, which was $0.01 per share, on no revenue. The net loss is an increase of $20,279 from the net loss for the first quarter ended January 31, 2001. The increase in net loss is mostly attributable to increased selling, general and administrative expenses, $41,976 verses $28,275 for the quarter ended January 31, 2001. This increase in turn reflects increased payroll and insurance expenses. The Company presently has two full-time employees.

     Also, R&D expenses were higher in the first quarter 2002 than in the first quarter 2001 due to additional research activities in cell immortalization. The research and development expenses for the first quarter of fiscal year 2002 were $60,720, an increase of $4,298 over those incurred during the first quarter of year 2001.


PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     In December 2001, the Company issued 10,000 shares of its common stock to a single individual, which issuance was not registered under the Securities Act of 1933. The shares were issued to a consultant who agreed to provide scientific advice to the Company as a member of its Advisory Board.

     The transaction was accomplished pursuant to the provisions of Section 4(2) of the Securities Act. The individual was provided information about the Company similar to what would be included in a registration statement and the Company obtained representations that the individual was able to understand the merits and risks of the investment and to bear the financial risks of the investment. No underwriting discounts or commission were paid in connection with the transaction.

Item 5. Other Information

     In an effort to conserve available working capital, the Company has determined to postpone its annual meeting of shareholders for the indeterminate future.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.

                                         Vitro Diagnostics, Inc.


                                         By:  /s/ James R. Musick
                                              --------------------------------
                                              James R. Musick, President and
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity indicated on March 19, 2001.

                                         Principal Financial Officer:


                                         /s/ Henry J. Schmerler
                                         ---------------------------------
                                         Henry J. Schmerler, Treasurer and
                                         Chief Financial Officer