Form 10QSB
period 2002-04-30
VITRO DIAGNOSTICS INC
filed 2002-06-14
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2002

     OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-17378

                             VITRO DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                       84-1012042
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


12635 East Montview Boulevard, Suite 218, Aurora, Colorado               80010
----------------------------------------------------------             --------
      (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (720) 589-4120
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes X        No
                                                 ---         ---

     The number of shares outstanding of the issuer's class of common equity as of June 13, 2002 was 9,221,607.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Condensed Balance Sheet, April 30, 2002 (unaudited)                  1

        Condensed Statements of Operations for the three and six months
        ended April 30, 2002 and 2001 (unaudited)                            2

        Condensed Statements of Cash Flows for the six months ended
        April 30, 2002 and 2001 (unaudited)                                  3

        Notes to Condensed Financial Statements                              4

Item 2.  Management's Discussion and Analysis or Plan of Operation           8


PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    10

Signatures                                                                  11

Part I. Item 1. Financial Information
-------         ---------------------


                             VITRO DIAGNOSTICS, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                 April 30, 2002

ASSETS
Current assets:
      Cash ......................................................   $    59,368
      Prepaid expenses ..........................................         3,744
                                                                    -----------
                                             Total current assets        63,112

Equipment, net ..................................................        14,966
Patents, net ....................................................        71,137
Deferred intellectual property costs ............................       126,116
                                                                    -----------

                                                                    $   275,331
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..........................................   $    18,967
      Current maturities on capital lease obligation (Note D) ...         2,430
      Other current liabilities .................................         1,854
                                                                    -----------
                                        Total current liabilities        23,251

Capital lease obligation, less current maturities (Note D) ......        10,934
                                                                    -----------
                                                Total liabilities        34,185
                                                                    -----------

Shareholders' equity (Note C):
      Preferred stock ...........................................          --
      Common stock ..............................................         9,022
      Additional paid-in capital ................................     4,337,377
      Stock options - 790,814 outstanding .......................         5,692
      Retained deficit ..........................................    (4,110,945)
                                                                    -----------
                                       Total shareholders' equity       241,146
                                                                    -----------

                                                                    $   275,331
                                                                    ===========

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                  April 30,                     April 30,
                                                          --------------------------    --------------------------
                                                             2002           2001           2002           2001
                                                          -----------    -----------    -----------    -----------
Revenue:
     NIH grant ........................................   $      --        $ 30,000-    $      --        $ 30,000-
                                                          -----------    -----------    -----------    -----------

Operating expenses:
     Selling, general and administrative ..............        30,792         37,077         72,768         65,352
     Rent and facility fees, related party ............          --           15,980           --           15,980
     Contributed rent and facility fees,
        related party .................................          --             --             --            5,250
     Stock-based compensation (Note C):
        Director services .............................          --             --            2,100           --
        Legal fees ....................................          --            3,687            464          3,687
     Research and development .........................        44,131         87,619        104,851        144,041
                                                          -----------    -----------    -----------    -----------
                               Total operating expenses        74,923        144,363        180,183        234,310
                                                          -----------    -----------    -----------    -----------
                                         Operating loss       (74,923)      (114,363)      (180,183)      (204,310)

Other income and expense:
     Interest income ..................................           177          3,500            846          9,005
     Gain on Satisfaction of Judgment (Note E) ........        28,000           --           28,000           --
Interest expense ......................................          (644)          --             (774)            (4)
                                                          -----------    -----------    -----------    -----------
                               Loss before income taxes       (47,390)      (110,863)      (152,111)      (195,309)

Provision for income taxes (Note B) ...................          --             --             --             --
                                                          -----------    -----------    -----------    -----------

                                               Net loss   $   (47,390)   $  (110,863)   $  (152,111)   $  (195,309)
                                                          ===========    ===========    ===========    ===========


Basic and diluted loss per common share ...............   $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)
                                                          ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding ........................     8,988,274      8,809,923      8,902,440      8,764,075
                                                          ===========    ===========    ===========    ===========


       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                                  April 30,
                                                           ----------------------
                                                             2002         2001
                                                           ---------    ---------

                   Net cash used in operating activities   $(149,847)   $(226,109)
                                                           ---------    ---------

Cash flows from investing activities:
     Property and equipment purchases ..................      (2,306)        --
     Payments for deferred costs .......................      (9,463)     (22,877)
                                                           ---------    ---------
                   Net cash used in investing activities     (11,769)     (22,877)
                                                           ---------    ---------

Cash flows from financing activities:
     Proceeds from sale of common stock (Note C) .......      36,000         --
     Principal payments on capital lease ...............      (1,059)        --
                                                           ---------    ---------
                   Net cash used in financing activities      34,941         --
                                                           ---------    ---------

Net change in cash .....................................    (126,675)    (248,986)
Cash, beginning of period ..............................     186,043      589,424
                                                           ---------    ---------

                                     Cash, end of period   $  59,368    $ 340,438
                                                           =========    =========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest .......................................   $     774    $       4
                                                           =========    =========
        Income taxes ...................................   $    --      $    --
                                                           =========    =========

     Non-cash investing and financing activities:
        Cashless exercise of stock options .............   $    --      $     275
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and six months ended April 30, 2002 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note C:  Shareholders' Equity

Following is a schedule of changes in shareholders' equity for the six months ended April 30, 2002:



                                                  Common Stock          Additional
                                            -------------------------    Paid-in        Stock        Retained
                                              Shares       Par Value      Capital       Options      Deficit          Total
                                            -----------   -----------   -----------   -----------   -----------    -----------
Balance, November 1, 2001 ...............     8,811,607   $     8,812   $ 4,299,487   $     5,228   $(3,958,834)   $   354,693
Common stock issued to a
   director for SAB seervices ...........        10,000            10         2,090          --            --            2,100
Common stock options
   granted for services .................          --            --            --             464          --              464
Common stock sold to an
   officer at $.18 per share ............       200,000           200        35,800          --            --           36,000
Net loss for the six months
   ended April 30, 2002 .................          --            --            --            --        (152,111)      (152,111)
                                            -----------   -----------   -----------   -----------   -----------    -----------
                  Balance, April 30, 2002     9,021,607   $     9,022   $ 4,337,377   $     5,692   $(4,110,945)   $   241,146
                                            ===========   ===========   ===========   ===========   ===========    ===========

Common stock

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

During February 2002, the Company sold 200,000 shares of its common stock to the president of the Company for $36,000, or $.18 per share, which equaled the market value of the common stock on the transaction date.

Stock options

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

Stock options - employees: intrinsic value method

During the six months ended April 30, 2002, the Company granted 10,500 options to directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of January 31, 2002 were $.19 and $.13, respectively. The options expire between December 11, 2011 and February 13, 2012. Directors' options are considered employee options and are accounted for under APB 25.

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

         Risk-free interest rate ....................             2.00%
         Dividend yield .............................             0.00%
         Volatility factor ..........................           114.02%
         Weighted average expected life .............           5 years

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

                                           Six Months Ended
                                               April 30,
                                       ------------------------
                                          2002          2001
                                       ---------    -----------
Net loss, as reported ..............   $(152,111)   $  (195,309)
                                       =========    ===========
Pro forma net loss .................   $(153,503)   $  (242,188)
                                       =========    ===========

Basic and diluted net loss per
   common share, as reported .......   $   (0.02)   $     (0.02)
                                       =========    ===========
Pro forma basic and diluted net loss
   per common share ................   $   (0.02)   $     (0.03)
                                       =========    ===========


Stock options - non-employees: fair value method

During the six months ended April 30, 2002, the Company granted its SEC attorney options to purchase 3,500 shares of the Company's common stock. The options' exercise prices range from $.14 to $.31 and expire between December 11, 2011 and February 13, 2012. The Company determined the fair value of the options in accordance with SFAS 123 and has recorded stock-based compensation expense of $464 in the accompanying unaudited condensed financial statements.

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's stock option plan:


                                      Options Outstanding and Exercisable
                                      -----------------------------------        Weighted Average
                                      Number of           Exercise Price          Exercise Price
                                       Shares              Per Share                Per Share
                                      ---------           --------------          --------------
Balance at October 31, 2001.........   776,814            $.07 to $1.50             $   0.35
   Options granted..................    14,000            $.14 to $.31              $   0.19
   Options exercised................         -                 N/A                  $    -
   Options canceled.................         -                 N/A                  $    -
                                      ---------                                   --------------

Balance at April 30, 2002...........   790,814            $.07 to $1.50             $   0.35
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

Capital lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. The lease contains an option for the Company to acquire all of the equipment at the end of the lease for $1. Maturities on the capital lease obligation are as follows:

Year ended October 31,
        2002..............................   $  4,657
        2003..............................      4,657
        2004..............................      4,657
     2005 and thereafter..................      7,373
                                             ---------
                                               21,344
Less: imputed interest....................     (6,921)
                                             ---------
Present value of net minimum
   lease payments.........................   $ 14,423
                                             =========

The president of the Company has personally guaranteed the lease obligation.

Note E:  Satisfaction of Judgment

During February 2002, the Company received $28,000 toward the payment of the judgment filed on January 10, 2002 against Goodwin Biotechnology, Incorporated. The Satisfaction of Judgment was filed in Arapahoe County, Colorado District Court on March 5, 2002. The $28,000 is included in the accompanying condensed financial statements as gain on Satisfaction of Judgment.

Note F:  Subsequent event

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to an officer of the Company. The loan was used to exercise options to purchase
200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan.

Common stock options

During May 2002, the Company granted its SEC attorney options to purchase 22,000 shares of the Company's common stock. The options' exercise prices are $.12 per share and expire on May 7, 2012.

The Company had 812,814 common stock options outstanding after the above options were granted.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at April 30, 2002 and the results of operation for the three and six month periods ending that date. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001, including the audited financial statements contained therein.

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

Liquidity and Capital Resources

     The Company currently has a shortage of working capital and liquidity. At quarter end April 30, 2002, the Company had working capital of $39,861, consisting of current assets of $63,112 and current liabilities of $23,251. This represents a decrease in working capital of $119,124 from fiscal year end October 31, 2001. The decrease in working capital represents cash spent on, as well as liabilities accrued for operations during the quarter. Current assets decreased by $127,341 and current liabilities decreased by approximately $8,217. The Company realized an increase in capital resources during the second quarter of 2002 of $64,000 through proceeds from the sale of Company stock in the amount of $36,000 and from proceeds of the settlement of a lawsuit in the amount of $28,000. However, the Company remains dependent on receipt of additional working capital to continue as a going concern.

     During the fiscal quarter ended April 30, 2002, the Company reported positive cash flow, although its operations continued to use cash. During that time, the Company reported an overall increase in cash compared to the first quarter of the fiscal year of $3,291. The increase in cash resulted from the increase in capital resources noted above. Cash used by operations increased an additional $27,755 compared to the first quarter of the year. The Company reported an overall decrease in cash for the first six months of the year of $126,675.

     The Company continues to implement plans to raise capital to fund its operations. Management maintains an active and expanded initiative to establish partnerships with other pharmaceutical and biotechnology firms to commercialize its technology primarily related to fertility drugs. We have identified additional parties that have expressed interest in the Company's patent holdings and we continue to pursue these opportunities as well as other, more advanced discussions. The Company has pending research grants and plans to submit additional applications related to its cell immortalization research. There are additional opportunities that management is pursuing for commercialization of products that may provide relatively rapid establishment of revenues. Such products would be used in research and thus not require FDA approval prior to marketing.

     While pursuing additional funding, the Company has further reduced its expenditures subsequent to the end of the second quarter 2002 which management believes will result in an overall reduction in total expenditures of about two-thirds compared to last year's operating activities. We are attempting to maintain operations at this reduced level including cell immortalization research, product development and fund raising activities. However, the Company may extinguish its capital resources unless another source can be located. Based upon its experience to date and the expenditures anticipated in the near-term, management anticipates that the Company currently has sufficient working capital to last through the end of August 2002. The Company is actively seeking additional capital resources to fulfill its needs beyond that time, including research grant funding, equity investment, pursuit of strategic alliances or other inter-corporate relationships and other capitalization opportunities that may be available to the Company. Please refer to the Company's Form 10-KSB for fiscal year 2001 for additional detailed description concerning these capitalization initiatives.

Results of Operations

     During the three months ended April 30, 2002, the Company realized a net loss of $47,390, which was $0.01 per share, on no revenue. The net loss is a decrease of $63,473 from the net loss for the second quarter ended April 30, 2001. The decrease in net loss is attributable to decreased operating expenses and a gain from the settlement of a lawsuit in the amount of $28,000. As the Company strives to conserve its available capital, total operating expenses were reduced by $69,440 from the second quarter of fiscal year 2001 to the second quarter of 2002. Selling, general and administrative expenses decreased by $6,285 and R&D expenses decreased by $43,488. The Company presently has one full-time employee and one part-time employee while at the end of the second quarter of fiscal year 2001 the Company had 3 full-time employees.

     During the six months ended April 30, 2002, the Company realized a net loss of $152,111, which was $0.02 per share, on no revenue. The net loss is a decrease of $43,198 from the net loss for the six months ended April 30, 2001. The decrease in net loss is attributable to reduced operating expenses. As the Company strives to conserve its available capital, total operating expenses were reduced by $54,127 from the first six months of 2001 compared to the first six months of 2002. Selling, general and administrative expenses increased by $7,416. The Company presently has one full-time employee and one part-time employee while at the end of the second quarter of fiscal year 2001 the Company had 3 full-time employees.

     Research and development expenses diminished by $39,190 during the six months ending April 30, 2002 compared to the same period in fiscal year 2001. This accounts for a majority of the operating expense reduction during the first half of fiscal year 2002. The Company had a research grant in 2001 from the National Institutes of Health to support the development of its cellular immortalization technology. This grant contributed $30,000 in funding during the second quarter of 2001 but was not available in 2002. R&D expenses were also further reduced to conserve capital. The R&D activities of the Company focused on the development and commercialization of products to treat human infertility and cellular immortalization research. The Company received Notice of Allowance from the United States Patent Office for two of its patents during the second quarter 2002. One patent relates to a method for the purification of FSH and another relates to methods of immortalizing cells and the immortalized cells.

     The facility lease obligation incurred subsequent to the end of the 2002-second quarter is an obligation to the Company. The capital lease obligation of 60 monthly payments of $388.06 is an obligation of the Company that is guaranteed by the Company's president.

Item 2. Changes in Securities and Use of Proceeds

     In February 2002, the Company sold 200,000 shares of its common stock to a single individual for a price of $.18 per share, or total proceeds of $36,000, which issuance was not registered under the Securities Act of 1933. The shares were sold to an officer and director of the Company.

     The transaction was accomplished pursuant to the provisions of Section 4(2) of the Securities Act. The individual possessed information about the Company similar to what would be included in a registration statement and the Company obtained representations that the individual was able to understand the merits and risks of the investment and to bear the financial risks of the investment. No underwriting discounts or commissions were paid in connection with the transaction, as the sale was consummated directly between the individual and the Company.


ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: None.

     (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated April 23, 2002 reporting a change in control as a result of the resignation of certain directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2002.

                                     Vitro Diagnostics, Inc.


                                     By:  /s/ James R. Musick
                                          --------------------------------
                                          James R. Musick, President,
                                          Chief Executive and Financial Officer