Form 10QSB
period 2002-07-31
VITRO DIAGNOSTICS INC
filed 2002-09-16
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2002

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

     The number of shares outstanding of the issuer's class of common equity as of September 11, 2002 was 9,221,607.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1.  Condensed Balance Sheet, July 31, 2002 (unaudited)                  1

         Condensed Statements of Operations for the three
         and nine months ended July 31, 2002 and 2001 (unaudited)            2

         Condensed Statements of Cash Flows for the nine months ended
         July 31, 2002 and 2001 (unaudited)                                  3

         Notes to Condensed Financial Statements (unaudited)                 4

Item 2.  Management's Discussion and Analysis or Plan of Operation           8

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   10

         Signatures                                                         11

         Certification                                                      12

Part I. Item 1. Financial Information
-------        ----------------------

                             Condensed Balance Sheet
                                   (Unaudited)

                                  July 31, 2002

ASSETS
Current assets:
      Cash .....................................................    $    10,906
      Prepaid expenses .........................................          3,744
                                                                    -----------
                                         Total current assets ..         14,650

Equipment, net .................................................         13,841
Patents, net ...................................................         68,931
Deferred intellectual property costs ...........................        139,294
Accrued interest on officer loan (Note B) ......................            160
                                                                    -----------

                                                                    $   236,876
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable .........................................    $    12,018
      Current maturities on capital lease obligation (Note E) ..          2,539
      Accrued payroll (Note B) .................................         14,427
      Other current liabilities ................................          2,368
                                                                    -----------
                                    Total current liabilities ..         31,352

Capital lease obligation, less current maturities (Note E) .....         10,258
                                                                    -----------
                                            Total liabilities ..         41,610
                                                                    -----------

Shareholders' equity (Notes B and D):
      Preferred stock ..........................................           --
      Common stock .............................................          9,222
      Additional paid-in capital ...............................      4,351,177
      Loan to officer to exercise stock options ................        (13,040)
      Stock options - 640,864 outstanding ......................          8,003
      Retained deficit .........................................     (4,160,096)
                                                                    -----------
                                   Total shareholders' equity ..        195,266
                                                                    -----------

                                                                    $   236,876
                                                                    ===========


       See accompanying notes to unaudited condensed financial statements

                       Condensed Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                                   July 31,                      July 31,
                                                          --------------------------    --------------------------
                                                             2002           2001           2002            2001
                                                          -----------    -----------    -----------    -----------
Revenue:
     NIH grant ........................................   $      --        $ 30,000-    $      --        $ 60,000-
                                                          -----------    -----------    -----------    -----------

Operating expenses:
     Selling, general and administrative ..............         4,852         26,671         77,620         92,023
     Rent and facility fees, related party ............          --             --             --           15,980
     Contributed rent and facility fees,
        related party .................................          --             --             --            5,250
     Stock-based compensation (Note D):
        Director services .............................          --             --            2,100           --
        Legal fees ....................................         2,311            459          2,775          4,146
     Research and development .........................        41,603         95,247        146,454        239,288
                                                          -----------    -----------    -----------    -----------
                               Total operating expenses        48,776        122,377        228,949        356,687
                                                          -----------    -----------    -----------    -----------
                                         Operating loss       (48,766)       (92,377)      (228,949)      (296,687)

Other income and expense:
     Interest income, officer loan ....................           160           --              160           --
     Interest income, other ...........................            80          2,662            926         11,667
     Gain on Satisfaction of Judgment (Note E) ........          --             --           28,000           --
Interest expense ......................................          (625)          (458)        (1,399)          (462)
                                                          -----------    -----------    -----------    -----------
                               Loss before income taxes       (49,151)       (90,173)      (201,262)      (285,482)

Provision for income taxes (Note C) ...................          --             --             --             --
                                                          -----------    -----------    -----------    -----------

                                               Net loss   $   (49,151)   $   (90,173)   $  (201,262)   $  (285,482)
                                                          ===========    ===========    ===========    ===========


Basic and diluted loss per common share ...............   $     (0.01)   $     (0.01)   $     (0.02)   $     (0.03)
                                                          ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding ........................     9,204,940      8,809,923      9,003,274      8,779,358
                                                          ===========    ===========    ===========    ===========

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                        Nine Months Ended
                                                                             July 31,
                                                                     ----------------------
                                                                       2002         2001
                                                                     ---------    ---------

                             Net cash used in operating activities   $(184,164)   $(304,713)
                                                                     ---------    ---------

Cash flows from investing activities:
     Property and equipment purchases ............................      (2,706)        --
     Payments for patents ........................................     (22,641)     (39,807)
                                                                     ---------    ---------
                             Net cash used in investing activities     (25,347)     (39,807)
                                                                     ---------    ---------

Cash flows from financing activities:
     Proceeds from sale of common stock (Notes B and D) ..........      36,000         --
     Principal payments on capital lease .........................      (1,626)        (318)
                                                                     ---------    ---------
                             Net cash used in financing activities      34,374         (318)
                                                                     ---------    ---------

Net change in cash ...............................................    (175,137)    (344,838)
Cash, beginning of period ........................................     186,043      589,424
                                                                     ---------    ---------

                                               Cash, end of period   $  10,906    $ 244,586
                                                                     =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest .................................................   $   1,399    $     462
                                                                     =========    =========
        Income taxes .............................................   $    --      $    --
                                                                     =========    =========

     Non-cash investing and financing activities:
        Cashless exercise of stock options .......................   $    --      $     275
                                                                     =========    =========
        Equipment acquired under capital lease ...................   $    --      $  15,236
                                                                     =========    =========
        Common stock issued to officer for options
           exercised under a loan from the Company (Note B) ......   $  14,000    $    --
                                                                     =========    =========

       See accompanying notes to unaudited condensed financial statements

Note A:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2001 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

During February 2002, the Company sold 200,000 shares of its common stock to the president of the Company for $36,000, or $.18 per share, which equaled the market value of the common stock on the transaction date.

During May 2002, due to a lack of working capital, the Company ceased paying salaries to its president and vice president, the only employees of the Company. The president's unpaid salary totaled $14,427 as of July 31, 2002 and is included in the accompanying condensed financial statements as "accrued payroll". The vice president's unpaid salary totaled $960 at July 31, 2002 and has been allocated against the balance owed on the $14,000 loan received from the Company (see following paragraph).

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the third quarter of the fiscal year, the vice president earned $960 in compensation, which was allocated against the balance due on the loan. At July 31, 2002, the principal and related accrued interest owed on the loan totaled $13,040 and $160, respectively.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and nine months ended July 31, 2002 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D:  Shareholders' Equity

Following is a schedule of changes in shareholders' equity for the nine months ended July 31, 2002:


                                                                             Officer
                                        Common Stock           Additional    Loan to
                                   -------------------------    Paid-in      Exercise        Stock        Retained
                                    Shares      Par Value       Capital      Options        Options        Deficit         Total
                                   -----------   -----------  -----------   -----------   -----------    -----------    -----------

Balance, November 1, 2001 .......    8,811,607   $     8,812  $ 4,299,487   $      --     $     5,228    $(3,958,834)   $   354,693
Common stock issued to a
   consultant for SAB services ..       10,000            10        2,090          --            --             --            2,100
Common stock options
   granted for services .........         --            --           --            --           2,775           --            2,775
Common stock sold to an
   officer at $.18 per share ....      200,000           200       35,800          --            --             --           36,000
Common stock options
   exercised by an officer with
   a loan from the Company ......      200,000           200       13,800       (14,000)         --             --             --
Officer compensation
   allocated to the equity loan .         --            --           --             960          --             --              960
Net loss for the nine months
   ended July 31, 2002 ..........         --            --           --            --            --         (201,262)      (201,262)
                                   -----------   -----------  -----------   -----------   -----------    -----------    -----------
           Balance, July 31, 2002    9,221,607   $     9,222  $ 4,351,177   $   (13,040)  $     8,003    $(4,160,096)   $   195,266
                                   ===========   ===========  ===========   ===========   ===========    ===========    ===========

Common stock

On December 11, 2001, the Company issued 10,000 shares of its common stock to an individual in exchange for services provided to the Company's Scientific Advisory Board ("SAB"). The transaction was valued at the market price of the stock on the date of issuance, which was $.21 per share. As a result, the Company recognized a stock-based compensation expense totaling $2,100 based on the fair value of the common stock.

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

Stock options - employees: intrinsic value method

During the nine months ended July 31, 2002, the Company granted 13,500 options to directors with exercise prices equal to the quoted market price on the date of grant. The weighted average exercise price and weighted average fair value of these options as of July 31, 2002 were $.19 and $.13, respectively. The options expire between December 11, 2011 and April 15, 2012.

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

         Risk-free interest rate .........................      2.00%
         Dividend yield ..................................      0.00%
         Volatility factor ...............................    114.02%
         Weighted average expected life ..................    5 years

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

                                         Nine Months Ended
                                              July 31,
                                       ------------------------
                                         2002          2001
                                       ------------------------
Net loss, as reported ..............   $(200,285)   $  (285,482)
                                       =========    ===========
Pro forma net loss .................   $ 201,677    $  (333,736)
                                       =========    ===========

Basic and diluted net loss per
   common share, as reported .......   $   (0.02)   $     (0.03)
                                       =========    ===========
Pro forma basic and diluted net loss
   per common share ................   $   (0.02)   $     (0.04)
                                       =========    ===========

Stock options - non-employees: fair value method

During the nine months ended July 31, 2002, the Company granted its SEC attorney options to purchase 27,000 shares of the Company's common stock. The options' exercise prices range from $.12 to $.31 and expire between December 11, 2011 and May 7, 2012. The Company determined the fair value of the options in accordance with the fair value method and has recorded stock-based compensation expense of $2,775 in the accompanying unaudited condensed financial statements.

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's stock option plan:

                                          Options Outstanding and Exercisable
                                         --------------------------------------       Weighted Average
                                         Number of             Exercise Price           Exercise Price
                                          Shares                 Per Share               Per Share
                                         ---------            -----------------        ---------------
Balance at October 31, 2001 .......        800,364               $.07 to $1.50            $   0.35
   Options granted ................         40,500               $.12 to  $.31            $   0.15
   Options exercised ..............       (200,000)              $         .07            $   0.07
   Options canceled ...............           --                 N/A                      $    --
                                         ---------                                        --------

Balance at July 31, 2002 ..........       640,864                $.08 to $1.50            $   0.39
                                         =========


Note E:  Commitments

Facilities lease

The Company entered into an operating lease agreement on May 15, 2001. Under the lease, the Company receives the use of a laboratory facility, equipment and furnishings within the facility, common areas, and reception services. The lease commenced June 1, 2001 and expired August 31, 2001. The lease is automatically extended at the end of the initial term for the same period of time as the initial term, up to a maximum of one year, unless either party gives written notice to the contrary at least 60 days prior to the end of the initial term, as extended. On June 25, 2002, the parties singed an amendment to the lease, which extended the lease through May 31, 2003. Rent payments of $1,872 are payable under the lease on or before the first of each month.

Capital lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. The lease contains an option for the Company to acquire all of the equipment at the end of the lease for $1. Maturities on the capital lease obligation are as follows:


Year ended October 31,
----------------------
     2002                                                              $  4,657
     2003                                                                 4,657
     2004                                                                 4,657
     2005 and thereafter .................................                7,373
                                                                       --------
                                                                         21,344
Less: imputed interest ...................................               (6,921)
                                                                       --------
Present value of net minimum
   lease payments ........................................             $ 14,423
                                                                       ========

The president of the Company has personally guaranteed the lease obligation.

Note F:  Satisfaction of Judgment

During February 2002, the Company received $28,000 toward the payment of the judgment filed on January 10, 2002 against Goodwin Biotechnology, Incorporated. The Satisfaction of Judgment was filed in Arapahoe County, Colorado District Court on March 5, 2002. The $28,000 is included in the accompanying condensed financial statements as gain on Satisfaction of Judgment. The related account receivable was written off during the fiscal year ended October 31, 2001.

Note G:  Subsequent event

On August 23, 2002, the Company received working capital of $20,000 from its president in exchange for a promissory note. The note carries an eight percent interest rate and matures on August 23, 2003. Principal unpaid as of August 23, 2003 accrues interest at ten percent. The note is collateralized by a first lien on the Company's patents related to purification of FSH.

In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share. Following the transaction, the Company had 774,197 common stock options outstanding.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at July 31, 2002 and the results of operation for the three and nine month periods ending that date. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001, including the audited financial statements contained therein.

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, issuance of patents, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and the other factors set forth in the Company's reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001 under the caption "Risk Factors." Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At quarter end July 31, 2002, the Company had a deficit in working capital of $16,702, consisting of current assets of $14,650 and current liabilities of $31,352. This represents a decrease in working capital of $175,687 from fiscal year end October 31, 2001. The decrease in working capital represents cash spent on, as well as liabilities accrued for operations during the quarter. Current assets decreased by $48,462 and current liabilities increased by $8,101 during the quarter ended July 31, 2002. The Company did receive a loan of $20,000 in August 2002, providing a short period of interim funding, however, there is no assurance that such loans will be available in the future. The Company is critically dependent on receipt of additional working capital to continue as a going concern.

     During the third fiscal quarter ended July 31, 2002, the Company's operations used, rather than provided, cash. During that time, the Company used $48,462 compared to a gain of $3,291 during the second quarter ending April 30, 2002. The increase in cash during the second quarter was due to an increase of capital resources of $64,000. The Company reported an overall decrease in cash for the first nine months of the year of $184,164.

     Opportunities available to the Company for equity and debt financing are being pursued to provide immediate capital to the Company. We are also continuing  discussions  with  parties  interested  in licensing  the  Company's technology related to the manufacture of fertility drugs and cell immortalization. The Company received two newly issued patents related to production of fertility drugs during the quarter ended July 31, 2002 and these patents have generated interest on the part of potential partners. We also received a Notice of Allowance from the US Patent and Trademark Office regarding a patent related to the Company's cell immortalization technology during the third fiscal quarter. As this patent issues and the Company expands its cell immortalization research, we expect new opportunities to license cell immortalization to third parties. Some discussions are ongoing toward this end. The Company has recently developed a new cell line using its cell immortalization technology that may provide additional opportunities for product commercialization. The Company plans to continue seeking research grant support as is appropriate. We are continuing to develop products for biotechnology research applications. These products may provide revenue to the Company in 2003.

     Operating expenses have been cut to a minimal level, while maintaining cell immortalization research, product development and fund raising activities. However, the Company may soon extinguish its capital resources unless another source can be located. Based upon its experience to date and the expenditures anticipated in the near-term, management anticipates that the Company currently has sufficient working capital to last through the end of November 2002. Should no additional capital be available to the Company, it may be forced to discontinue operations and consider other strategic options. Please refer to the Company's Form 10-KSB for fiscal year 2001 for additional detailed description concerning capitalization initiatives.

Results of Operations

     During the three months ended July 31, 2002, the Company realized a net loss of $49,151, which was $0.01 per share, on no revenue. The net loss is a decrease of $41,022 from the net loss for the third quarter of 2001. The decrease in net loss is attributable to decreased operating expenses. As the Company strives to conserve its available capital, total operating expenses were reduced by $73,611 from the third quarter of fiscal year 2001 to the third quarter of 2002. Selling, general and administrative expenses decreased by $21,819 and R&D expenses decreased by $53,644. The Company presently has one full-time employee and one part-time employee while at the end of the third quarter of fiscal year 2001 the Company had three full-time employees.

     During the nine months ended July 31, 2002, the Company realized a net loss of $201,262, which was $0.02 per share, on no revenue. The net loss is a decrease of $84,220 from the net loss for the nine months ended July 31, 2001. The decrease in net loss is attributable to reduced operating expenses and a gain from the settlement of a lawsuit in the amount of $28,000. Total operating expenses were reduced by $127,738 from the first nine months of 2001 compared to the first nine months of 2002. Selling, general and administrative expenses decreased by $14,403.

     Research and development expenses diminished by $92,834 during the nine months ending July 31, 2002 compared to the same period in fiscal year 2001. This accounts for a majority of the operating expense reduction during the first three quarters of fiscal year 2002. The Company had a research grant in 2001 from the National Institutes of Health to support the development of its cellular immortalization technology. This grant contributed $60,000 in funding during the second & third quarter of 2001 but was not available in 2002. R&D expenses were also further reduced to conserve capital. The R&D activities of the Company focused on cell immortalization research and related products during the third quarter, 2002. Reduced R&D spending results in diminished productivity. However, the Company has focused on the achievement of key milestone objectives necessary to the commercialization of its cell immortalization technology.

     The facility lease obligation incurred subsequent to the end of the 2002-third quarter is an obligation to the Company. The capital lease obligation of 60 monthly payments of $388.06 is an obligation of the Company that is guaranteed by the Company's president.


ITEM 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits: None.

         (b)  Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2002.

                                  Vitro Diagnostics, Inc.


                                  By:  /s/ James R. Musick
                                       ------------------------------
                                       James R. Musick, President,
                                       Chief Executive and Principal
                                       Financial Officer

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, James R. Musick provides the following certification.

     I, James R. Musick, President, Chief Executive and Principal Financial Officer of Vitro Diagnostics, Inc. ("Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: September 16, 2002          /s/ James R. Musick
      -----------------------     ----------------------------------------------
                                  James R. Musick, President, Chief Executive
                                  and Principal Financial Officer