Form 10KSB
period 2002-10-31
VITRO DIAGNOSTICS INC
filed 2003-01-30
CIK 793171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended October 31, 2002

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number:  0-17378
                         -------

                             VITRO DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                            84-1012042
-------------------------------                     --------------------------
(State or other jurisdiction of                     (I.R.S. Identification No.)
incorporation or organization)


12635 E. Montview Blvd., Aurora, Colorado                               80010
-----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (720) 859-4120
                                                     --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the 4,633,288 shares of voting stock held by non-affiliates of the Company outstanding at December 31, 2002, calculated by taking the last sales price of the Company's common stock ($.03 as quoted on December 30, 2002) was $140,000. The number of shares outstanding of the issuer's common equity as of December 31, 2002 was 9,238,750.

                       Document incorporated by reference:

     None.

Transitional Small Business Disclosure Format:  [] Yes  [ X ] No

This report consists of 47 pages, including one page constituting the cover page.

                                TABLE OF CONTENTS



PART I.........................................................................1


   ITEM 1.   BUSINESS..........................................................1

   ITEM 2.   DESCRIPTION OF PROPERTY...........................................9

   ITEM 3.   LEGAL PROCEEDINGS.................................................9

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10


PART II.......................................................................10


   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........10

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................11

   ITEM 7.   FINANCIAL STATEMENTS.............................................18

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................18


PART III......................................................................18


   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............18

   ITEM 10.  EXECUTIVE COMPENSATION...........................................19

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...................................................22

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................23


PART IV.......................................................................24


   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................24


SIGNATURES....................................................................27



PART F/S......................................................................29

                Special Note Regarding Forward Looking Statements

     Except for the historical information contained herein, this document contains forward-looking statements relating to future financial results or business expectations. These statements are identified by words such as "expects," "anticipates" or "hopes." Investors should be aware that business plans might change as circumstances dictate. Actual results could differ materially as a result of risk-related factors. Such factors include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors should not put undue reliance on these forward-looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          Reference to Other Documents

     The descriptions in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with, or incorporated by reference into, this Report or otherwise filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

History
-------

     Vitro Diagnostics, Inc. ("we" or the "Company") was incorporated under the laws of the State of Nevada on March 31, 1986. From November of 1990 to July 31, 2000, the Company was engaged in the development, manufacture and distribution of purified human antigens and the development of therapeutic products. In August 2000, the Company sold the assets used in the manufacture and sale of purified antigens for diagnostic applications.

     Our common stock is currently traded over the counter and quoted on the OTC Bulletin Board. Like all publicly traded companies, we are subject to the provisions of the Sarbanes-Oxley Act that was adopted by the United States Congress and signed into law by President Bush effective in July 2002. That law imposes a number of new requirements on public companies to address concerns raised by the financial problems of such companies as Enron and WorldCom. It is anticipated that Sarbanes-Oxley will have a profound effect on how public companies are governed in the future, especially small public companies like ours. Many implications of the law have only recently been addressed by the United States Securities and Exchange Commission ("SEC"), the federal agency charged with implementing most of Sarbanes Oxley. Some of the provisions have already been implemented, others await further action. Accordingly, we are unable at this time to accurately predict the extent of the Act on our operation as a public company. We do expect that the effect of Sarbanes-Oxley will be felt beginning in fiscal 2003, although we are not entirely sure what all those effects will be. Investors in our company should be aware of these effects.

     Also last year, the National Association of Securities Dealers, the association that oversees the market on which our stock is quoted, proposed new rules to ultimately abolish the Bulletin Board where quotes for our stock are made and which to a large extent enables our trading market. If the SEC approves these rules, the Bulletin Board would be replaced by a new stock exchange called the Bulletin Board Exchange, or "BBX." The proposed requirements for this exchange might further change the way we govern our affairs and the way our stock trades. It would also require significant additional expenditures on our part. If we are unable to obtain listing of our stock on that exchange, it may negatively affect the trading market for those shares. See, Item 6, "Management's Discussion and Analysis or Plan of Operation-Risk Factors" for a more complete description of the terms of these regulations.

Narrative Description of Business
---------------------------------

     The Company currently engages in research and development of products and technologies for use in the production of human therapeutic products targeted to the treatment of specific conditions and diseases. Also, the Company is developing products for use in research and manufacture of other biotherapeutic products. Since the sale of our diagnostic division in 2000, we have received no revenue from operations. However, with the development of product candidates in fiscal 2002, we hope to begin marketing a product in 2003 that will provide revenue and cash flow, albeit in limited amounts.

A.   Fertility Drugs
--------------------

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

     The Company's present product candidates targeted to treat infertility include purified urofollitropin ("VITROPIN(TM)") for injection. VITROPIN(TM) is a highly purified urinary FSH preparation produced according to the Company's patented purification process. Management believes that this product has competitive advantages over products currently on the market, including higher purity and reproducible, cost-efficient production. Other products designed to treat infertility are VITROPIN-V(TM) (cell-derived FSH) and VITROPIN-C(TM) (custom FSH). VITROJECT(TM) is a novel drug delivery device with perceived competitive advantages over the current methods used to administer fertility drugs. None of these products has been approved by the U.S. Food and Drug Administration ("FDA") for sale.

     1. Description of Products and Product Candidates

     VITROPIN(TM) is highly purified FSH derived from the urine of post-menopausal women. It is produced through the Company's patented technology that management believes represents a significant improvement over previous methods used to produce this product. FSH has been used for over 30 years as a drug to treat infertility by inducing follicle development in the ovary.

     VITROJECT(TM) is a novel delivery device for administration of VITROPIN(TM) and other substances that provide an entire treatment regime within a single device that is easy and economical to use. FSH currently must be given by either intramuscular or subcutaneous injection at the same time in the evening, for 7 to 15 consecutive days. Most existing products are administered by reconstitution of a single dose, loading into a syringe and injection, with repetition of these steps in subsequent days. VITROJECT(TM) may allow patients to self-inject fertility drugs by subcutaneous administration at home with fewer drug manipulations and lower cost compared to existing methods. The development of VITROPIN(TM) and VITROJECT(TM) are sufficiently advanced to approach regulatory authorities such as the FDA to determine the most appropriate methods to receive approval. Such contact with the FDA regarding VITROPIN(TM) has already occurred and is described in greater detail below.

     VITROPIN-V(TM) is envisioned to be the only product on the market identical to native FSH. The Company plans to produce this product through use of cell immortalization technology that is described in greater detail below. Management believes that it may come to dominate the premium-priced fertility marketplace, which currently depends upon artificially derived recombinant products. The Company has been awarded an SBIR Phase I grant from the National Institute of Health to develop immortalized human gonadotrope cells, which is the intended source of cell-derived FSH. VITROPIN-V(TM) is still in an early development stage and is projected to require substantial funding and approximately four years additional development to be marketable.

     VITROPIN-C(TM) is produced using the Company's proprietary technology. Management hopes that this product candidate will allow the production of specific forms of FSH that control the clinical pharmacology and reduce the likelihood of side effects of currently available products. VITROPIN-C(TM) is planned as a longer-term development activity of the Company.

     2. Relevant Patents

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

     During 2002, two other patents were issued to the Company regarding its technology to produce FSH. The United States Patent and Trademark Office (USPTO) granted patent number 6,414,123 B1 and the New Zealand Patent Office granted patent number 501,212 to the Company for a patent entitled "Method for Purifying FSH". The new patents provide additional patent protection for the Company's previously patented FSH purification method and additional protection for production of human FSH from different sources including: urinary-derived, recombinant, cell-derived and genetically modified. The new patents also cover purified FSH derived from several different animal species.

     The Company has additional pending applications in the United States, Canada, Australia, New Zealand, United Kingdom and the European Patent Office. Issuance of these pending applications would broaden and extend patent protection to include other countries. There is presently no assurance that these additional patents will be issued. Also, once issued, an individual patent may be subject to litigation that may result in invalidation of all or part of the patent. There is no assurance that any patent issued to the Company will not be invalidated through legal challenge. See Item 6. - "Risk Factors."

     VITROJECT(TM) is subject to patent protection through pending applications filed by the Company in the United States and foreign countries. This application may result in issued patents within the United States and select foreign countries. The Company's patent protection related to cell immortalization is described in greater detail below.

     3. Regulatory Approval

     Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale. In the United States, the FDA oversees approval of such products.

     During fiscal year 2001, the Company submitted a plan for the approval of VITROPIN(TM) to the FDA. Based on the FDA's evaluation, the Company believes that the FDA, following substantial additional work, will accept a marketing application for VITROPIN(TM). These applications typically rely on previous studies of similar products and require clinical studies of safety and efficacy to be provided by the Company or its partners. The Company hopes to license its purification technology to a third party rather than attempt to directly market this product due to the substantial costs involved in the process. Presently, the Company has no agreement to license its purification technology to a third party, although there are ongoing discussions concerning this possibility. VITROJECT(TM), VITROPIN-C(TM) and VITROPIN-V(TM) have not yet been submitted to any regulatory authority for consideration of approval.

     4. Commercialization and Development Plan

     Further development of the Company's fertility drugs requires substantial capital that is presently not available to the Company. Management is engaged in confidential discussions with pharmaceutical firms that have expressed interest in commercializing select fertility drugs owned by the Company. In general, these firms presently produce and sell FDA-approved products targeted to women's health care markets. The goal of these discussions is to establish an arrangement whereby the Company would receive funding for the sale or license of its technology or research collaboration designed to further the commercialization of its technology. Management has and intends to continue these efforts in the future, as it believes such relationships would provide the most likely source of funding for the Company to develop its fertility drugs. However, there is no assurance that such efforts will be successful.

     The Company also intends to pursue grant support for the further development of VITROPIN-V(TM). The Company was previously awarded a Phase I SBIR grant in the amount of $100,000 during 2001. The successful completion of the Phase I research allows the Company to apply for Phase II support that could be as much as $1.2 million over two years. The Company anticipates submitting a Phase II application during 2003 with funding to begin about seven months later, if the grant is funded. The commitment of a commercial partner to further support VITROPIN-V(TM) commercialization beyond Phase II research is important to the success of the grant and the Company is seeking this support from potential partners.

     Commercialization of VITROPIN(TM) requires regulatory approval as noted above. The Company anticipates that obtaining such approval from the FDA would require at least two years. This approval is dependent upon several factors, including funding of the clinical trials and other events that are beyond the control of the Company. There can be no assurance that the required approval would be obtained within the next two years. Sales of product would further require an arrangement with a third party to market and distribute product and such arrangements do not presently exist.

B.   Cellular Immortalization
-----------------------------

     1. Background

     The Company has developed a novel technology for the immortalization of cells that our management believes has broad application to commercialization of a series of products providing competitive advantages over existing products & technologies. Cell immortalization represents a platform technology with potential application to: a) production of cell products that are identical to those of the human body, b) production of biotherapeutic products including antibodies and vaccines, c) cell therapies for diseases such as Type I diabetes and Alzheimer's and d) other applications in research, manufacturing and veterinary medicine.

     A team of five Company scientists developed a proprietary and patented process that uses controlled expression of specific genes to result in cellular immortalization. Cell immortalization is a process to prolong the life of cells grown outside of the body. Normally, these cells die relatively quickly. The Company's technology extends cell lifetime for prolonged periods of time, resulting in immortalization. Furthermore, cells immortalized by the Company's method continue to divide for prolonged periods in cell culture while avoiding malignant transformation. These cells thus maintain cellular properties of cells of the body, which is a primary basis for the competitive advantage of products derived from cell immortalization

     Through its research program, the Company has immortalized various cells of animal and human origin thus providing proof of principle of its approach to cell immortalization. This was an essential component of the issued and pending patent applications owned by the Company (described below) and provides a basis for commercialization of cell immortalization. Earlier research resulted in the immortalization of animal and human pituitary cells that synthesize and release various hormones of medical value, e.g., growth hormone and FSH. The hormones of the pituitary gland control several bodily functions including growth, reproduction and metabolism.

     These results have recently been extended to cells of the human pancreas gland and an immortalized cell line of pancreatic fibroblast cells has been established. Fibroblasts are common to most tissues and primarily function to support and bind tissues into organs. The Company has also immortalized other cells of the human pancreas gland, including the type of cells that produce insulin.

     2. Plan to commercialize cell immortalization technology.

     The commercial opportunities available to the Company through its cell immortalization technology are numerous because of the platform nature of the technology, e.g., cell therapy alone is applicable to Type I diabetes, neurodegenerative diseases including Alzheimer's, Parkinson's, ALS and spinal cord injury, liver failure and heart failure. In general, commercial opportunities fall into two classes: those requiring FDA approval prior to product marketing and those applications that do not require FDA approval. At the present time, the Company's development efforts are focused on applications that do not require FDA approval since such products may be marketed relatively quickly and provide revenues to support the Company's operations in the near term. The products presently under development and those planned for near-term development are described in the next section.

     The Company also hopes to develop products from its cell immortalization technology that require FDA-approval, e.g., VITROPIN-V(TM), a fertility drug derived from immortalized pituitary cells that produce FSH and LH. As noted above, such development depends in large part on funding that is not presently available to the Company. In the absence of such funding, further development of VITROPIN-V(TM) will not proceed. Likewise, development of other products requiring FDA approval is highly dependent on available funding, e.g., through partnerships with pharmaceutical or biotechnology firms.

     Products and product candidates

     Using its immortalized human pancreatic fibroblast cell line, the Company developed a serum-free, defined cell culture medium called PRIMAID-I(TM). (Cell culture is a process for the proliferation of cells grown outside of the body and this process depends critically upon cell culture media, the liquid solution in which the cells are grown.) Serum-free, chemically defined medium that the Company developed lacks components of human or animal origin. Such media are of value in the generation or research of pharmaceutical products derived from cell culture by reducing potential contamination of cell lines or cell-derived products through minimization of exposure to potential contaminants thought to underlie bovine spongioform encephalitis or "mad cow" disease. Regulatory authorities now require use of media devoid of animal or human-derived components in order to obtain registration of pharmaceutical products derived through cell culture.

     The Company hopes to launch PRIMAID-I(TM) during 2003. Through an empirical process of component deletion and titration, cell growth rate was optimized. This medium is entirely free of components of animal or human origin and is cost-effective. Prior to launch, the Company and third parties that have expressed interest in possible distribution will test it extensively. The Company plans to sell this product directly and use various distributors in the US and abroad to assist in broader product distribution.

     Additional products may be added to PRIMAID-I(TM) that are optimized to other cell lines, given that the Company has adequate resources to develop these products. Such development will be targeted to cells that are used in the manufacture of vaccines including Hepatitis A, Hepatitis B, combined Hepatitis A and B, varicella zoster virus (chicken pox), smallpox, and rabies. Development of this medium will require immortalization of cells used in vaccine manufacture and the Company will determine if there is interest in license or acquisition of these cells, given successful generation and development of the cell line. There is potential application of the Company's cell immortalization technology to use in the manufacture of vaccines to combat bioterrorism such as the virus causing smallpox and other infectious diseases. Given available resources, the Company hopes to pursue this commercial opportunity and may seek research grant funding to support its research.

     It is becoming increasingly clear that human cells are uniquely capable of producing sugar-containing proteins known as glycoproteins. As the biotechnology industry develops glycoprotein therapeutic products, there is a need for human cells to produce products identical to those of the human body to ensure product efficacy and safety. Antibodies are glycoprotein immune molecules that recognize specific molecular sites. Herceptin(R) is an example of an antibody-based biotherapeutic drug that is used to treat certain types of breast cancer. The market for therapeutic antibodies is projected to expand nearly ten-fold during the next ten years from $2.5 billion presently to over $20 billion. The Company hopes to further develop its cell immortalization technology for use in the production of biotherapeutic products including antibodies.

4.   Relevant Patents

     On October 1, 2002 the Company was granted United States patent number 6,458,593 B1 for a patent entitled "IMMORTALIZED CELL LINES AND METHODS OF MAKING SAME." The newly issued patent provides the Company a proprietary position with respect to use of specific immortalization methods and cell lines derived from the pituitary gland, an organ located just below the brain that is responsible for regulation of reproduction, growth, thyroid function and stress responses.

     The Company also has additional applications pending with the USPTO and the European Patent Office, potentially allowing broadened patent protection in the US and issued patents in several European countries. The Company also has pending patent applications for its cell immortalization technology in Israel, New Zealand, Australia and Canada. The examination of these applications could require several years for completion. The Company's technology related to the production of defined, serum-free cell culture media is protected as trade secret.

     C. Other Recent Developments
     ----------------------------

     During fiscal year 2002, three new patents were granted to the Company, two regarding fertility drugs and one for the Company's cell immortalization technology. In addition, current product development activities were focused on products not requiring FDA registration prior to marketing. PRIMAID-I(TM) is one such product in advanced stages of development, nearing commercial distribution and other similar products may be added relatively quickly with nominal capital resources. Such developments will hopefully generate revenues for the Company in the short-term. Also, during 2002 there were significant advances in the establishment of strategic alliances with other firms for commercialization of the Company's fertility drugs and for commercialization of products derived from the Company's cell immortalization technology.

     Screening of viable candidates initially identified potential partners for fertility drug commercialization. Considerable advances have been made in this process recently with the identification of viable potential partners who require anonymity. These pharmaceutical firms have FDA-approved drugs that target women's health care markets. Management believes that the Company's fertility drug product candidates complement products presently marketed by potential partners, thus expanding the potential partner's total available market. Further alliance development generally requires detailed evaluation of the Company's technology on the basis of its technical and scientific merit and analysis of the competitive market advantages of the Company's product candidates. In certain cases, the Company's technology has received strongly positive evaluations. Subsequently, negotiations were pursued regarding establishment of a mutually agreeable business relationship and such negotiations are ongoing. However, no specific agreement or alliance has yet been reached.

     With the issuance of the Company's first cell immortalization patent, there are additional opportunities to commercialize products through collaborative alliances with other pharmaceutical and biotechnology firms, including licensing, collaborative research and possible distribution of products such as PRIMAID-I(TM). In general, discussions regarding collaboration related to cell immortalization are at earlier stages than discussions regarding fertility drugs. Our Company's management intends to pursue all available avenues to establishing inter-corporate alliances to assist in the accelerated commercialization of the Company's cell immortalization technology.

COMPETITION
-----------

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

     The existing market participants represent substantial competition to any entity hoping to introduce new products into the human fertility market, including the Company. All of these entities have substantially greater financial and personnel resources than the Company. Also, Serono is known to vigorously protect its market position through various means, including litigation. Organon and Ferring, while not known to engage in aggressive market protection tactics, may well present substantial obstacles to the entry of any of the Company's products to the market.

     Cell culture media is presently produced and marketed by other companies with substantially greater resources that the Company, e.g., Invitrogen, Inc. As noted above, management believes that it's PRIMAID(TM) product possess the competitive advantage of being optimized to specific human cells. Other markets targeted by the Company are competitive as well, e.g., vaccine & antibody production have been ongoing for several years. The Company will attempt to build its patent portfolio to provide proprietary protection for its intended applications of cell immortalization technology.

TRADEMARKS

     The Company has established trademark claims to its products, VITROPIN(TM), VITROJECT(TM), VITROPIN-C(TM), VITROPIN-V(TM), and PRIMAID-I(TM) informally by publication. These trademarks are thus common law marks that may be challenged through similar, established and registered marks that existed prior to initial publication by the Company. The Company may elect to formally protect some or all of these marks through registration with the United States Patent and Trademark Office. Registration of a trademark involves an initial investigation to determine if there are prior claims to a particular mark. If no conflict is found, the registration process includes an application to the Trademark office and payment of filing fees. Within about one year of the filing, a decision is issued as to whether or not registration is allowed. There is no assurance that the Company will be able to successfully obtain any registered trademark. The Company has registered the trademark Vitro Biopharma with the State of Colorado. This is used as a "doing-business-as" name when approaching new contacts for potential strategic alliance with the Company since the Company is no longer involved in the manufacture of diagnostic products.

EMPLOYEES

     The Company presently has one full time employee, James Musick, the Company's President & CEO. Erik Van Horn, the Company's Vice President, provides the Company with periodic consultation related to the achievement of its business objectives. Mr. Musick is responsible for all day-to-day operations of the Company, business development and other management functions.

     The Company also utilizes the services of consultants and independent contractors to supplement the resources of its employee from time to time. These consultants include scientific and laboratory personnel, accountants, attorneys and an individual who has previous CFO experience in the biotechnology industry. Some of these consulting positions may be converted to full time employment if and when the Company's needs and resources permit.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. The Company leases its office and laboratory space, consisting of 720 square feet, at 12635 East Montview
Boulevard, Suite 218, Aurora, CO 80010. The lease is a full service lease allowing Company personnel access to common areas, conference rooms and use of certain laboratory equipment. This lease expires on May 31, 2003 and may be extended thereafter. Management believes that this space is adequate for the needs of the Company for the foreseeable future.


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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) Market Information

     The following information sets forth the high and low bid price for the Company's common stock for each quarter within the last two fiscal years. The Company's common stock is traded over-the-counter and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The following information for 2001 has been obtained by the Company from the Pink Sheets, a publication which tracks stock prices for the broker-dealer community. The information for 2002 was obtained from NASDAQ Data Source. The prices set forth below do not include retail mark-ups, mark-downs or commissions, and may not represent prices at which actual transactions occurred.

         Fiscal Quarter Ended                High             Low
         --------------------                ----             ---

         2001
         ----

         January 31                         $1.25           $0.80
         April 30                            0.88            0.59
         July 31                             0.60            0.30
         October 31                          0.42            0.30

         2002
         ----

         January 31                          0.32            0.11
         April 30                            0.22            0.11
         July 31                             0.18            0.06
         October 31                          0.10            0.05

     The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

     b) Holders

     As of December 31, 2002, the Company had approximately 1,940 shareholders of record, not including persons who hold their shares in "street name".

     c) Dividends

     The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future. The payment of dividends in the future is dependent on the generation of revenue and profit, and the discretion of the Board of Directors based upon such matters as the Company's capital needs and costs of obtaining capital from outside sources.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

October 31, 2002
----------------

     The Company continues to have a shortage of working capital and liquidity. At fiscal year end October 31, 2002, the Company had a working capital deficit of $57,093, representing a decrease of $216,078 from fiscal year end October 31, 2001. Current assets decreased $179,207 from year-end 2001 to 2002 while total assets decreased $173,996 during that time, each primarily as a result of the cash spent on operations. Current liabilities increased $36,871 from year-end 2001 to 2002 while total liabilities increased $34,217, each predominantly from accrued debt and deferred salary to the Company's president. This working capital has been further reduced subsequent to year-end.

     Assets that existed at year-end 2001 were used to fund operations, primarily research and development, general and administrative expenses during fiscal year 2002. Based upon its experience to date and capital requirements for the foreseeable future, and assuming no unexpected expenses are incurred, management anticipates that the Company currently has sufficient working capital to last approximately through the end of the first quarter of the current fiscal year. After that, and failing receipt of additional capital, the Company will be forced to suspend operations.

     Operations during the latter part of fiscal 2002 were funded almost entirely by the Company's President. He purchased $36,000 of our common stock for a price of $.18 per share in mid-year and subsequently loaned the Company an additional $20,000 to sustain operation. The loan is payable in August 2003, bears interest at the rate of eight per cent per year and is secured by a lien on a portion of the Company's technology. The President has also deferred a portion of his salary during this time to assist in reducing negative cash flow. However, there is no assurance that this individual will continue to fund operations.

     In an additional effort to conserve valuable working capital, the Company has negotiated for payment of consultants through issuance of equity. Toward that end, the Company issued 27,143 shares of its common stock and additional stock options to scientific and other consultants who agreed to serve without cash compensation for those services.

     The Company remains dependent on receipt of additional cash to implement its business plan and generate revenue in the future. The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2002 include a qualification that the Company may not continue as a going concern. In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors. See note A to the financial statements attached to this report for a more complete description of this contingency.

     The Company continues to seek interim funding to maintain its operations through debt and equity financing. Continued development of products requiring FDA approval prior to marketing such as Vitropin(TM) and VITROPIN-V(TM) requires substantially more financial resources than are presently available to the Company. Clinical trials of VITROPIN(TM) are expected to require at least $1.5 to $2 million or more, depending on the exact clinical trials required by the FDA. The Company is presently engaged in discussions with pharmaceutical companies that have expressed interest in the commercialization of the Company's fertility drugs. Management is pursuing these and other opportunities with the objective of establishing strategic alliances to fund further fertility drug development and commercialization. Grant support could provide additional capital to support the development of VITROPIN-V(TM) and management hopes to submit a Phase II SBIR grant application during 2003 that could provide up to $1.2 million support for VITROPIN-V(TM) development over two years, given that the grant application is approved by the NIH.

     Given the long-term nature and substantial capital requirements of the development of products requiring FDA registration prior to commencing sales, the Company's management has re-focused its immediate product development activities towards products that may be marketed relatively quickly, without FDA approval, and with nominal capital expenditure. The Company anticipates launch of its first defined, cell culture medium product, PRIMAID-I(TM), during 2003 (See Part I for a more complete description). Management intends to pursue revenue generation from this product and development of other related products to the fullest extent possible given its resources.

     With the issuance of its first cell immortalization patent during 2002, additional opportunities have become available to the Company for commercialization of its cell immortalization technology. Various biotechnology and pharmaceutical firms have expressed interest in licensing, collaborative research and distribution of the Company's cell immortalization-related products, such as PRIMAID-I(TM). Management intends to pursue these opportunities in an effort to provide necessary capital to continue the development and commercialization of its cell immortalization technology.

     Management has also reduced current spending levels by reducing administrative expenses and expenditures related to research activities while maintaining essential operational activities. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities or sale of assets.

     During the fiscal year ended October 31, 2002, the Company's operations used $211,768 of cash. The Company funded its cash requirements during that time through cash provided by the sale of the diagnostic antigen operation, debt and equity financing. Due to the projected minimal revenue during fiscal 2003, management expects that the Company will continue to require more cash during the current fiscal year. The avenues described above will be pursued to provide the needed capital resources to continue operations during 2003.

October 31, 2001
----------------

     At fiscal year end October 31, 2001, the Company had working capital of $158,985, consisting of current assets of $190,453 and current liabilities of $31,468. This represents a decrease in working capital of $415,617 from October 31, 2000. The decrease in working capital resulted from cash spent on operations.

     During fiscal 2001, the Company relied on revenues from an NIH grant and funds from the sale of assets, to meet it working capital requirements.

     Total assets decreased from year-end 2000 to year-end 2001, primarily as a result of the cash spent on operations. Total assets decreased by $364,778 from $763,144 at October 31, 2000 to $398,366 at October 31, 2001. Shareholders' equity decreased by a similar amount during this period.

Results of Operations

Year Ended October 31, 2002
---------------------------

     During the year ended October 31, 2002, the Company realized a net loss of $252,397, or $.03 per share, with no revenue. Revenue for the year ended October 31, 2002 fell $100,000 from the prior fiscal year, since the Company no longer received research grant funds. None-the-less, the Company has reduced its net loss each of the last three years.

     Management does not anticipate that the Company should expect revenue from its fertility drugs in the foreseeable future. Commercialization of these products depends on significant funding, further product development including clinical trials, FDA approval, and other conditions prior to commercial sale of any product.

     Given that the Company is able to successfully launch its defined, serum-free culture medium products during 2003, some revenue is anticipated. Management projects only modest revenues initially that may accelerate if its new products are competitive and accepted by the target market. The Company has not conducted any formal market studies to access the market for this product due to its limited revenue. However, with the presently curtailed operation and minimal expenditures, such revenue may diminish the Company's requirement for operating capital and help sustain development and manufacturing activities related to the PRIMAID(TM) line of products.

     Operating expenses decreased from fiscal 2001 to fiscal 2002, from $470,689 to $278,879, due to curtailment of operations because of limited availability of working capital. Selling, general and administrative expenses decreased $23,504, primarily as a result of downsizing and the reduction of other expenses. Research and development expenses also decreased by $155,136.

     Other income increased from fiscal 2001 to 2002, primarily as a result of settlement of a lawsuit regarding a deposit previously provided to a contract manufacturing organization that was written off in 2001. The Company was able to recover its deposit, plus interest and some costs of collection, during the 2002 fiscal year.

Year Ended October 31, 2001.
----------------------------

     During the year ended October 31, 2001, the Company realized a net loss of $382,107, or $.04 per share, on total revenue of $100,000. Revenue for the year ended October 31, 2001 fell by $721,564 from the prior fiscal year, since the Company sold its diagnostic operation in 2000.

     Operating expenses dropped substantially from fiscal 2000 to fiscal 2001, from $878,092 to $470,689, as a result of the sale of the diagnostic antigen operation. Selling, general and administrative expenses decreased also by $348,256, primarily due to downsizing associated with the transition from manufacturing to predominantly research and development activities. Research and development expenses also decreased by $82,355 also as a result of downsizing.

     Other expenses increased from fiscal 2000 to 2001, primarily as a result of writing off a deposit of $24,000 previously paid to a contract manufacturing organization. The Company also had interest and miscellaneous income of approximately $13,741 in fiscal 2001, offsetting other expenses.

Recent Sales of Unregistered Securities

     In addition to other transactions previously disclosed in our SEC reports, we issued a total of 217,143 shares of our common stock and 173,833 options during the year ended October 31, 2002, which sales were not registered pursuant to the Securities Act of 1933. We issued 200,000 shares to an officer pursuant to the exercise of outstanding stock options and 17,143 to a consultant for scientific consulting services. The options were issued to our President, some former directors and to an attorney for services rendered.

     The Company issued these shares and options directly, and paid no commissions in connection with the issuance. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as each individual was afforded access to the type of information that would be contained in a registration statement. Each individual was aware of the risks of the transaction, and the Company had a preexisting relationship with each individual.

RISK FACTORS

     This 10-KSB report, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors including those discussed below.

     1. Dependence on successful product development.
     ------------------------------------------------
     The realization of revenue and profits from products and technologies discussed herein is critically dependent upon successful product development. There is no assurance that the Company will be able to successfully develop any pharmaceutical product for commercial sales. The officers and employees of the Company have no prior experience in the development of therapeutic products. The leading product candidates, VITROPIN(TM) and VITROJECT(TM), have not yet been subject to clinical trials or to approval by any regulatory authority. Such approval is a prerequisite to any product launch and sales. There is no assurance that the Company will be able to successfully complete clinical trials and obtain regulatory approval. Furthermore, if approved by regulatory authorities such as the FDA, there is no assurance that an approved product will be successfully commercialized. In addition, the Company has several other products that are in the early stages of development. Further development of such products, e.g., VITROPIN-C(TM) and VITROPIN-V(TM), is critically dependent on available financial, human and technical resources and there is no assurance that development of these products will be successful. It is important to recognize that it is very difficult to predict the course of research and development of biological products such as those being pursued by the Company. While cellular immortalization holds potential promise for a wide variety of applications such as cell transplants for the treatment of Alzheimer's disease and type I diabetes, there is no assurance that the Company will be able to develop such products.

     2. New Regulations Affecting our Company and our Stock.
     -------------------------------------------------------
     New laws adopted by the Federal government and regulations proposed by a securities regulatory association would substantially affect how we are governed and may negatively affect the trading market for our common stock. In July 2002, the United States Government adopted the Sarbanes-Oxley Act in response to the financial problems associated with companies like Enron and WorldCom. Sarbanes-Oxley is a comprehensive set of laws and directives affecting all public companies. It affects, among other things, the composition of our Board of Directors, the responsibilities of our officers and directors and the conduct and responsibilities of our public accountants.

     Immediate effects of Sarbanes-Oxley include a requirement that we establish an audit committee of our Board of Directors and that such committee be composed entirely of "independent" directors. Independent directors are generally individuals other than our employees, officers or their family members and who do not have a significant financial relationship with our Company. If we are able to locate such independent individuals to serve on our Board, they may require that we purchase substantial liability insurance to protect their economic interests. Such insurance will be costly and difficult to obtain. If we are unable to obtain such insurance, we may be unable to attract independent directors and may be faced with delisting of our common stock.

     Also in 2002, the National Association of Securities Dealers ("NASD") proposed new rules designed to ultimately abolish the Bulletin Board where quotes for our common stock are made and which to a large extent enables our trading market. The NASD proposed to establish a new stock exchange called the Bulletin Board Exchange or "BBX," to function similar to existing securities exchanges such as the New York or American Stock Exchange. According to the NASD, these rules are designed to increase transparency in trading and increase investor confidence in the securities of listed companies. Creation of the BBX has not yet been approved by the SEC. If it is, the requirements for this exchange might further change the way we govern our affairs and could cost us substantial additional funds. The proposed rules of the BBX could impose further requirements on our corporate governance which would add to our costs of operation. It too would require that we obtain independent directors on our Board. If, as a result of this or other rules, we are unable to obtain listing of our common stock on the new exchange, for financial or other reasons, it may negatively affect the trading market for our stock.

     3. Dependence on intellectual property.
     ---------------------------------------
     Successful commercialization of therapeutic products requires significant intellectual property and the ability to maintain a proprietary position with respect to intellectual property. There can be no assurance that the Company will achieve or maintain the necessary intellectual property. There is uncertainty with respect to the issuance of patents from the pending applications of the Company that were described above. Also, once issued, there is no assurance that legal challenge will not result in the narrowing of the claims, circumvention or invalidation of a patent. Furthermore, a third party may engage in infringement of patents issued to the Company and the Company may not have the resources necessary to prevail in defending its patent position. Patent law concerning biotechnology inventions is subject to changes depending upon interpretation of present law and new statutes. Biotechnology is a relatively new field and many ethical and legal issues have been raised that are yet to be resolved. Such developments may impact the Company and its intellectual property position.

     4. Lack of operating experience.
     --------------------------------
     The Company, its officers and employees, have no experience in the operation of a biotherapeutic operation. While the Company has attempted to mitigate this deficiency by adding individuals experienced in pharmaceutical operations to its Board of Directors, its Scientific Advisory Board and as consultants to the Company, there is no assurance that the Company will be able to achieve the proficiency needed to: a) manufacture pharmaceutical products, b) perform necessary clinical trials resulting in regulatory approval by the FDA and other regulatory authorities, c) establish strategic alliances or other inter-corporate relationships necessary to outsource specific aspects of the development of a pharmaceutical product, or d) engage in appropriate marketing strategies to capture any share of the markets targeted by the Company. The independent members of our Board of Directors resigned their positions last year, leaving us only two members. While we will continue our efforts to obtain additional Board representation in an effort to supplement the experience and expertise of our officers, there is no assurance that we will be successful in that endeavor.

     5. Dependence on key personnel.
     -------------------------------
     Achievement of the objectives described herein also depends critically upon key personnel who have contributed substantially to the development of the products and technology presently owned by the Company. At present, the Company has no employment contracts with its full-time employee, Dr. James Musick. Neither does the Company maintain "key man" life insurance. Dr. Musick has contributed substantially to the development of the products to treat infertility and cellular immortalization. Loss of his services could adversely impact the successful commercialization of the Company's products.

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

     7. Dependence on third party manufacturers.
     -------------------------------------------
     The Company does not have the resources necessary for manufacture of therapeutic products to required FDA guidelines. As a result, the Company has decided to outsource such manufacturing, called GMP manufacturing, to third parties who serve as contract manufacturers. Thus, the Company is at risk as to the quality of manufacturing by its chosen contractors. While the Company engages in careful scrutiny of its potential manufacturers to ensure high quality and FDA compliance, there is no assurance that the contractor will perform to FDA guidelines. Also, efficiency is a central issue underlying the Company's profits and manufacturing efficiency will not be entirely under the control of management of the Company when contractors are used for GMP manufacture of the Company's products.

     8. Lack of liquidity in the Company's securities.
     -------------------------------------------------
     There is presently limited liquidity in the public stock of the Company as indicated by relatively low price of the Company's stock and a relatively low volume of trading. This limited liquidity is related in part to the fact that the Company's securities are traded on the OTC bulletin board and are considered "penny stocks". Such limited liquidity of the Company's securities may limit the funding abilities of the Company that are related to equity transactions.

     9. Dependence on regulatory approvals.
     --------------------------------------
     Prior to the marketing and sale of the Company's products, regulatory approval is essential. While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products. The absence of regulatory approval essentially blocks the commercialization of the Company's products.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     There have been no changes in or disagreements with our independent accountants during the last two fiscal years.


                                    PART III

Item 9. Directors and Executive Officers

     The following  individuals presently serve as officers and directors of the
Company:

   Name                       Age             Position
   ----                       ---             --------

   James R. Musick, Ph.D      56              President, Chief Executive Officer
                                              and Director

   Erik D. Van Horn           34              Vice President and Director

--------------------------------------------------------------------------------

     Directors of the Company serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the will of the Board of Directors. As shown above, all of our officers are also presently directors of the Company.

     The Company currently has no audit or other committee of the Board of Directors and no financial experts on its Board. The entire Board of Directors performs the functions typically performed by an audit committee. As required by the Sarbanes-Oxley Act, members of the existing Board will endeavor to nominate or appoint additional, independent directors to comprise an audit committee. However, there is no assurance that such efforts will be successful.

     The officers of the Company confirm their responsibility for establishing and maintaining adequate controls and procedures for financial reporting. This means that management is responsible for implementing and maintaining systems to provide reasonable assurance that (i) the company's transactions are properly authorized; (ii) the company's assets are safeguarded against unauthorized or improper use; and (iii) the company's transactions are properly recorded and reported. Management of the Company believes that these systems are in place and that they are effective. It will continue to evaluate these systems, as it believes circumstances warrant.

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

     ERIK D. VAN HORN
     ----------------
     was appointed Vice President of the Company on August 7, 2000. He has also been Production Manager and a director of the Company since March of 1993. He received his Bachelor of Science in Chemical Engineering from the University of Colorado in 1990. Mr. Van Horn is presently employed by Amgen as Supervisor of Manufacturing.

     The Company has not established a code of ethics for its principal executive officers due to the cost of such procedure, but may consider adopting such code in the future as its resources permit.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934
------------------------------------------------------------------------

     The following table sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 that, based solely on reports received by the Company, failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

     The numbers of late Form 3, Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:

Name of Reporting Person    Late Form 3  Late Form 4  Late Form 5   Transactions
------------------------    -----------  -----------  -----------   ------------

         James Musick                         1            1            1

         Eric Van Horn                                     1


Item 10. Executive Compensation

     The following table summarizes the total compensation of the chief executive officer; any person who served as the chief executive officer during the last fiscal year, and any other executive officers whose compensation from the Company exceeded $100,000 during that period (the "Named Officers"):

                              SUMMARY COMPENSATION

                                                                                Long Term Compensation
                                                                                      Securities
                                    Year Ended       Annual Compensation              Underlying
Name                                October 31,           Salary                       Options
----                                -----------           ------                       -------

James R. Musick, President             2002               $57,708(1)                      0
and Chief Executive Officer            2001               $57,708                         0
                                       2000               $57,708                         0


(1) Excludes options to purchase 133,333 shares of the Company's common stock issued in connection with a loan made by such individual to the Company. See, "Option Grants" below.

Compensation of Directors
-------------------------

     During 2002, each member of the Board of Directors who is not an employee of the Company was entitled to receive options to purchase 10,000 shares of common stock upon appointment to the Board and an additional 10,000 options upon reelection for each additional term. Additionally, non-employee Board members were entitled to receive options for 2000 shares of common stock for each meeting attended in person and 500 shares of common stock for each meeting attended by telephone. The Board may reevaluate this compensation in the future.

     The former Chairman of the Board received options to purchase 5,000 shares upon his appointment and chairmen of each standing committee of the Board received options for 2,000 shares upon their appointment. Upon election or reelection as Chairman of the Board or chairman of a standing committee, the member was entitled to receive options for an additional 5,000 shares or 2,000 shares, respectively. All of these options were exercisable at a price equal to the closing bid price of the Company's common stock on the date of grant and for a period of ten years thereafter. During the last fiscal year, a total of 13,500 options were granted to Directors in their capacities as such.

     Each director is also entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company.

Option Grants For 2002
----------------------

     On August 23, 2002, the Company granted its President options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market 1value on the date of grant, or $0.075 per share. The option is exercisable until August 2012 and was issued as part consideration for loans made to the Company by the President.

Year End Option Values
----------------------

     The following table sets forth the value of unexercised options held by the Named Officers at October 31, 2002. The price of the Company's common stock on October 31, 2002 was $.05 per share.

                  Shares                        Number of                     Value of unexercised
                  Acquired       Value          Unexercised                   in-the-money options
Name              on Exercise    Realized($)    Options at fiscal year end    at fiscal year end
--------------------------------------------------------------------------------------------------


James R. Musick   0              0              165,181                       $ 0(1)

(1) Based upon the difference between the average exercise price of $.1815 and the last reported sale price of the Company's common stock of $.05 per share on October 31, 2002.

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

     During the year ended October 31, 2002, options to purchase 173,833 shares of our common stock were issued under the Plan. At the fiscal year end, 704,197 options remained outstanding under the Plan and the 1992 Plan, with exercise prices ranging from $.075 to $1.50 per share, or an average exercise price of $.37 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership
--------------------

     The following table sets forth information, based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners known to the Company to hold more than five percent (5%) of the Company's common stock.

     The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner             Number of Shares          %
------------------------------------             ----------------       ------
Officers and Directors
---------------------
James R. Musick (1, 2)                             1,653,161            17.58%
12635 E. Montview Blvd.,
Aurora, Colorado 80010

Erik Van Horn (3)                                    530,516             5.54%
12635 E. Montview Blvd.,
Aurora, Colorado 80010

Officers and Directors as a group (1, 2, 3)        2,183,677            22.43%
 (2 individuals)

Five Percent Shareholders
-------------------------
Roger D. Hurst (4)                                 1,135,482            12.29%
8100 Southpark Way
Unit B-1
Littleton, CO 80120

The James R. Musick Trust                          1,032,839            11.18%
12635 E. Montview Blvd
Aurora, Colorado 80010

Lloyd Hansen                                       1,040,000            11.26%
2646 S.W. Mapp Rd
STE #304
Palm City, FL 34990

Kilyn Roth (5)
P.O. Box 8
Westcliffe, CO 81252                                 742,000             8.03%

Kristine Brubaker                                    564,002             6.1%

(1) Includes 31,848 shares of common stock underlying an option exercisable at $.625 until June 6, 2009 and 133,333 shares of common stock underlying an option exercisable at $0.075 until August 23, 2012.

(2) Includes 1,032,839 shares held by The James R. Musick Trust, of which Mr. Musick is a trustee and beneficiary.

(3) Includes 330,516 shares of common stock underlying options exercisable at prices ranging from $.08 to $.625 and expiring through 2009.

(4)  Includes  10,386  shares  owned by  Compion  and  3,000  owned  by  Compion
     Management Services, Inc., companies in which Mr. Hurst is the sole shareholder.

(5) Includes 453,000 shares owned by World Wide Capital Investors, LLC, of which the reporting person served as Manager.

Changes in Control
------------------

     The Company knows of no arrangement, including the pledge by anyone of any securities of the Company, that may result in a change in control.


Item 12.   Certain Relationships and Related Transactions

     In May 2002, the Company loaned its vice president $14,000 to enable such individual to exercise outstanding stock options. The loan bears interest at the rate of five per cent per year and is payable in full in May 2004. The loan is secured by a pledge of a portion of the common stock owned by this individual. A total of $2,400 was repaid on the loan in 2002 through services rendered to the Company.

     During the period from August 1, 2000 through January 31, 2001, AspenBio, Inc., a private company owned by a shareholder of more than five per cent of our common stock, contributed the use of its office space and facilities to the Company. The use of the office space and facilities was valued at $1,750 per month based on the market rate in the local area. On February 1, 2001, the Company began paying this entity for the use of the office space and facilities. The Company paid a total of $15,980 for the use of the office space, facilities and contract services for the period from February 1, 2001 through May 31, 2001.

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

No.      Description

1         Not applicable.

2.1(1) Purchase Agreement between Vitro Diagnostics, Inc., AspenBio, Inc. and others dated August 7, 2000, without Exhibits.

3.1.1(2) Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.

3.1.2(3) Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.

3.1.3(4) Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.

3.1.4(3) Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.

3.1.5(5) Amended and Restated Articles of Incorporation of Vitro Diagnostics, Inc., as filed July 20, 2001 with the Nevada Secretary of State

3.2(4)    Bylaws of the Company.

4.1(4)    Specimen certificate for Common Shares, $.001 par value per share.

9         Not applicable.

10.1(1)   Settlement Agreement and Release dated August 7, 2000

10.2(6)   Equity Incentive Plan dated October 9, 2000

10.3(*)   Promissory note issued by Erik Van Horn to the Company dated
          May 7, 2002.

10.4(*) Promissory note issued by the Company to James R. Musick dated August 23, 2002.

10.5(*) Agreement for Liquidation of Shares between the Co. and World Wide Capital Investors dated June 17, 2002.

11        Not applicable.

13        Not applicable.

16        Not applicable.

18        Not applicable.

21        Not applicable.

22        Not applicable

23        Not applicable.

24        Not applicable.

27        Not applicable.

99        Not applicable.
___________________
*  Filed herewith.

(1) Filed as an Exhibit to Form 8-K dated August 7, 2000 and incorporated herein by reference.

(2)  Filed as an Exhibit to Form 10-KSB dated October 31, 2000.

(3)  Filed as an Exhibit to Form 10-KSB/A dated July 31, 2000.

(4) Filed as an Exhibit to Registration Statement on Form SB-2, SEC File No. 33-59230 and incorporated herein by reference.

(5)  Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2001.

(6) Filed as an Exhibit to the definitive Proxy Statement on Schedule 14/A as filed with the Commission on October 30, 2000 and incorporated herein by reference.

(b)  Reports on Form 8-K.

         The Company filed no Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 29th day of January 2003.

                                        VITRO DIAGNOSTICS, INC.


                                        By:  /s/ James R. Musick
                                             ----------------------------
                                             James R. Musick, President,
                                             Chief Executive Officer

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                 Title                                    Date
----------                 -----                                    ----


/s/ James R. Musick        President, Chief Executive        January 29, 2003.
--------------------       Officer and Director              -----------------
James R. Musick



/s/ Erik D. Van Horn       Vice President and Director       January 29, 2003.
--------------------                                         -----------------
Erik D. Van Horn

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, James R. Musick provides the following certification.

     I, James R. Musick, President, Chief Executive and Principal Financial Officer of Vitro Diagnostics, Inc. ("Company"), certify that:

     1. I have reviewed this annual report on Form 10-KSB of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this report is being prepared;

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

     6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: January 29, 2003               /s/ James R. Musick
      ----------------               -------------------------------------------
                                     James R. Musick, President, Chief Executive
                                     and Principal Financial Officer

                             VITRO DIAGNOSTICS, INC.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent auditors' report .............................................   F-2

Balance sheet at October 31, 2002 ........................................   F-3

Statements of operations for the years ended
     October 31, 2002 and 2001 ...........................................   F-4

Statement of changes in shareholders' equity for
     the two years ended October 31, 2002 and 2001 .......................   F-5

Statements of cash flows for the years ended
     October 31, 2002 and 2001 ...........................................   F-6

Notes to financial statements ............................................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Vitro Diagnostics, Inc.:


We have audited the balance sheet of Vitro Diagnostics, Inc. as of October 31, 2002, and the related statements of operations, changes in shareholders' equity, and cash flows, for each of the years in the two-year period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered significant operating losses since inception and has a working capital deficit at October 31, 2002, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the Summary of Significant Accounting Policies, the Company capitalized deferred costs totaling $66,569 for patent applications as of October 31, 2002. Recovery of the deferred costs is dependent on the issuance of those patents and the subsequent realization of income therefrom. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
January 7, 2003

                             VITRO DIAGNOSTICS, INC.
                                  Balance Sheet
                                October 31, 2002

Assets
Current assets:
    Cash .......................................................................................   $     7,503
    Prepaid expenses ...........................................................................         3,744
                                                                                                   -----------
                                                                            Total current assets        11,247

Equipment, net of accumulated depreciation of $1,242 ...........................................         4,274
Equipment under capital lease, net of accumulated depreciation of $7,195 .......................         8,041
Patents, net of accumulated amortization of $23,167 (Note A) ...................................       134,239
Deferred costs (Note A) ........................................................................        66,569
                                                                                                   -----------

                                                                                                   $   224,370
                                                                                                   ===========

Liabilities and Shareholders' Equity
Current liabilities:
    Current maturities on capital lease obligation (Note E) ....................................   $     2,656
    Accounts payable ...........................................................................         7,963
    Indebtedness to officer (Note B) ...........................................................         1,323
    Note payable to officer (Note B) ...........................................................        20,000
    Accrued interest payable to officer (Note B) ...............................................           300
    Accrued salaries ...........................................................................        28,854
    Line of credit (Note D) ....................................................................         1,244
    Other accrued expenses .....................................................................         6,000
                                                                                                   -----------
                                                                       Total current liabilities        68,340

Capital lease obligation, less current maturities (Note E) .....................................         9,549
                                                                                                   -----------
                                                                               Total liabilities        77,889
                                                                                                   -----------

Commitments and contingency (Note H) ...........................................................          --

Shareholders' equity (Note F):
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
       -0- shares issued and outstanding .......................................................          --
    Common stock, $.001 par value; 50,000,000 shares authorized;
       9,238,750 shares issued and outstanding .................................................         9,239
    Additional paid-in capital .................................................................     4,352,360
    Officer loan to exercise options, including $290 of accrued interest (Note B) ..............       (11,890)
    Stock options - 704,197 outstanding ........................................................         8,003
    Accumulated deficit ........................................................................    (4,211,231)
                                                                                                   -----------
                                                                      Total shareholders' equity       146,481
                                                                                                   -----------

                                                                                                   $   224,370
                                                                                                   ===========

               See accompanying summary of significant accounting
                   policies and notes to financial statements.

                               VITRO DIAGNOSTICS, INC.
                              Statements of Operations
                                                                                           For the Years Ended
                                                                                               October 31,
                                                                                       --------------------------
                                                                                           2002           2001
                                                                                       -----------    -----------
Revenue:
     NIH grant (Note G) ............................................................   $      --      $   100,000
                                                                                       -----------    -----------
                                                                       Total revenue          --          100,000
                                                                                       -----------    -----------

Operating costs and expenses:
     Research and development ......................................................       169,804        324,940
     Selling, general and administrative ...........................................        93,787        117,291
     Rent and facility fees paid to related party (Note B) .........................          --           15,980
     Contributed rent and facility fees, related party (Note B) ....................          --            5,250
     Stock-based compensation (Note F):
        Stock-based compensation: legal fees .......................................         2,775          5,228
        Stock-based compensation: SAB director services ............................         2,100           --
        Stock-based compensation: consulting services ..............................         1,200          2,000
     Loss on write-off of deferred patent costs (Note A) ...........................         9,213           --
                                                                                       -----------    -----------
                                                  Total operating costs and expenses       278,879        470,689
                                                                                       -----------    -----------
                                                                Loss from operations      (278,879)      (370,689)

Other income (expense):
     Gain on settlement of Goodwin deposit (Note H) ................................        28,000           --
     Loss on write-off of Goodwin deposit (Note H) .................................          --          (24,000)
     Interest income, officer loan (Note B) ........................................           290           --
     Interest income ...............................................................           930         13,229
     Miscellaneous income ..........................................................          --              512
     Interest expense ..............................................................        (2,738)        (1,159)
                                                                                       -----------    -----------
                                                            Loss before income taxes      (252,397)      (382,107)

Provision for income taxes (Note C) ................................................          --             --
                                                                                       -----------    -----------

                                                                            Net loss   $  (252,397)   $  (382,107)
                                                                                       ===========    ===========

Basic and diluted net loss per common share ........................................   $     (0.03)   $     (0.04)
                                                                                       ===========    ===========
Shares used in computing basic and diluted net loss per common share ...............     8,989,519      8,788,122
                                                                                       ===========    ===========

               See accompanying summary of significant accounting
                   policies and notes to financial statements.

                             VITRO DIAGNOSTICS, INC.
                  Statement of Changes in Shareholders' Equity

                  For the Years ended October 31, 2002 and 2001

                                                                                                                   Loan to
                                                                                                                   Officer
                                                     Preferred Stock         Common Stock         Additional     to Exercise
                                                     ---------------     ---------------------     Paid-in          Stock
                                                     Shares   Amount      Shares     Par Value     Capital         Options
                                                     ------   ------     ---------   ---------   -----------       --------
                         Balance, October 31, 2000    --      $--        8,534,835      $8,535   $ 4,292,514       $   --

Common stock issued upon exercise of
   stock options (Note F) ........................    --       --          275,088         275          (275)          --
Common stock options granted in exchange
   for services (Note F) .........................    --       --             --          --            --             --
Office and facility use contributed by an
   affiliate company (Note B) ....................    --       --             --          --           5,250           --
Common stock issued to a director for
   Scientific Advisory Board services (Note F) ...    --       --            1,684           2         1,998           --
Net loss for the year ended October 31, 2001 .....    --       --             --          --            --             --
                                                     ------   ------     ---------      ------   -----------       --------
                         Balance, October 31, 2001    --       --        8,811,607       8,812     4,299,487           --

Common stock issued to a consultant for
   Security Advisory Board service (Note F) ......    --       --           10,000          10         2,090           --
Common stock options granted in exchange
   for services (Note F) .........................    --       --             --          --            --             --
Common stock sold to an officer at
   $.18 per share (Note B) .......................    --       --          200,000         200        35,800           --
Common stock options exercised by an
   officer and paid for with a loan from the
   Company (Note F) ..............................    --       --          200,000         200        13,800        (14,000)
Common stock issued to a consultant for
   market research services (Note F) .............    --       --           17,143          17         1,183           --
Officer compensation charged against the
   loan to officer (Note B) ......................    --       --             --          --            --            2,400
Interest accrued on officer's equity loan (Note B)    --       --             --          --            --             (290)
Net loss for the year ended October 31, 2002 .....    --       --             --          --            --             --
                                                     ------   ------     ---------   ---------   -----------       --------
                         Balance, October 31, 2002    --      $--        9,238,750      $9,239   $ 4,352,360       $(11,890)
                                                     ======   ======     =========   =========   ===========       ========


                             VITRO DIAGNOSTICS, INC.
                  Statement of Changes in Shareholders' Equity

                  For the Years ended October 31, 2002 and 2001

                            (CONTINUED - SPLIT TABLE)




                                                     Stock       Accumulated
                                                    Options        Deficit           Total
                                                     ------      -----------       ---------
                         Balance, October 31, 2000   $ --        $(3,576,727)      $ 724,322

Common stock issued upon exercise of
   stock options (Note F) ........................     --               --              --
Common stock options granted in exchange
   for services (Note F) .........................    5,228             --             5,228
Office and facility use contributed by an
   affiliate company (Note B) ....................     --               --             5,250
Common stock issued to a director for
   Scientific Advisory Board services (Note F) ...     --               --             2,000
Net loss for the year ended October 31, 2001 .....     --           (382,107)       (382,107)
                                                     ------      -----------       ---------
                         Balance, October 31, 2001    5,228       (3,958,834)        354,693

Common stock issued to a consultant for
   Security Advisory Board service (Note F) ......     --               --             2,100
Common stock options granted in exchange
   for services (Note F) .........................    2,775             --             2,775
Common stock sold to an officer at
   $.18 per share (Note B) .......................     --               --            36,000
Common stock options exercised by an
   officer and paid for with a loan from the
   Company (Note F) ..............................     --               --              --
Common stock issued to a consultant for
   market research services (Note F) .............     --               --             1,200
Officer compensation charged against the
   loan to officer (Note B) ......................     --               --             2,400
Interest accrued on officer's equity loan (Note B)     --               --              (290)
Net loss for the year ended October 31, 2002 .....     --           (252,397)       (252,397)
                                                     ------      -----------       ---------
                         Balance, October 31, 2002   $8,003      $(4,211,231)      $ 146,481
                                                     ======      ===========       =========


               See accompanying summary of significant accounting
                   policies and notes to financial statements.

                             VITRO DIAGNOSTICS, INC.
                            Statements of Cash Flows
                                                                                      For the Years Ended
                                                                                          October 31,
                                                                                    ----------------------
                                                                                      2002          2001
                                                                                    ---------    ---------
Cash flows from operating activities
     Net loss ...................................................................   $(252,397)   $(382,107)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization ...........................................      16,587       11,158
        Office and facility use contributed by affiliate (Note B) ...............        --          5,250
        Stock-based compensation for common stock issued and
           stock options granted in exchange for services (Note F) ..............       6,075        7,228
        Loss on write-off of Goodwin receivable (Note H) ........................        --         24,000
        Interest income recognized on Officer's equity loan (Note B) ............        (290)        --
        Services charged against Officer's equity loan (Note B) .................       2,400         --
     Changes in current assets and current liabilities:
        (Increase) decrease in accounts receivable, inventories,
           prepaid expenses and deposits ........................................         667       (4,411)
        Increase (decrease) in accounts payable, accrued expenses
           and payroll taxes payable ............................................      15,190       (9,572)
                                                                                    ---------    ---------
Net cash used in operating activities ...........................................    (211,768)    (348,454)
                                                                                    ---------    ---------

Cash flows from investing activities:
     Purchases of property and equipment ........................................      (2,706)      (2,810)
     Payments for patents .......................................................     (19,092)     (51,304)
                                                                                    ---------    ---------
Net cash used in investing activities ...........................................     (21,798)     (54,114)
                                                                                    ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of notes payable (Note B) ...........................      20,000         --
     Proceeds from line of credit ...............................................       1,400         --
     Principal payments on line of credit .......................................        (156)        --
     Principal payments on capital lease ........................................      (2,218)        (813)
     Sale of common stock .......................................................      36,000         --
                                                                                    ---------    ---------
Net cash provided by (used in) financing activities .............................      55,026         (813)
                                                                                    ---------    ---------

                                                               Net change in cash    (178,540)    (403,381)
Cash, beginning of year .........................................................     186,043      589,424
                                                                                    ---------    ---------
                                                                Cash, end of year   $   7,503    $ 186,043
                                                                                    =========    =========

Supplemental disclosure of cash flow information:
        Cash paid during the year for:
        Interest ................................................................   $   2,738    $   1,159
                                                                                    =========    =========
        Income taxes ............................................................   $    --      $    --
                                                                                    =========    =========

     Non-cash investing and financing transactions:
        Equipment acquired under capital lease (Note E) .........................   $    --      $  15,236
                                                                                    =========    =========
        Officer loan to exercise stock options (Note B) .........................   $  14,000    $    --
                                                                                    =========    =========

               See accompanying summary of significant accounting
                   policies and notes to financial statements.

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


NOTE A:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development. The Company's target area for its therapeutic products is the treatment of human infertility. The Company has been granted three patents for its process to manufacture VITROPIN(TM). VITROPIN(TM) is a highly purified urinary follicle-stimulating hormone ("FSH") preparation produced according to the Company's patented purification process. The Company is developing additional FSH-related drugs including VITROPIN-C(TM) and VITROPIN-V(TM), and a syringe for administration of fertility drugs called VITROJECT(TM).

     The Company has also been granted a patent for its proprietary technology related to the immortalization of human cells. This technology is can be used in the treatment of degenerative diseases and drug discovery.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered significant losses since inception and has a working capital deficit at October 31, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to seek interim funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with pharmaceutical companies that have expressed interest in the commercialization of the Company's cell immortalization technology and the Company's fertility drugs. Management will pursue these and other opportunities with the objective of establishing strategic alliances to fund further fertility drug development and commercialization. The Company anticipates launch of its first defined, cell culture medium product, PRIMAID-I(TM) within 2003. Management intends to pursue revenue generation from this product and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company's operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities that are engaged in similar business activities.


     Summary of Significant Accounting Policies

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


     Use of estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at October 31, 2002.

     Property, equipment and depreciation

     Property and equipment are stated at cost and are depreciated over the assets' estimated useful lives using the straight-line method. Depreciation expense totaled $6,102 and $2,335 for the years ended October 31, 2002 and 2001, respectively.

     Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

     Patents, deferred costs and amortization

     Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is issued. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $10,485 and $8,823 for the years ended October 31, 2002 and 2001, respectively. The Company's patents and deferred costs consisted of the following at October 31, 2002:

Patent
Method for purifying "FSH" (3 patents).................................$128,089
      These patents detail methods to manufacture highly purified FSH from various sources including human cells and animal extracts of pituitary glands.
Immortalized cell lines and methods of making the same (1 patent)....... 29,317
      This patent is for proprietary technology related to the
      immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery.
Less: accumulated amortization..........................................(23,167)
                                                                       ---------
                                                                       $134,239
                                                                       =========

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


Deferred costs
Method for purifying "FSH", continuation-
   in-part application..................................................$ 8,516
      This patent application is a continuation on the above patents previously obtained by the Company that seeks to expand
      protection of its issued patent.  The patent application was also filed in the United Kingdom, Canada, Australia, and in the
      European Patent office.
Immortalization of human cell lines (VITROPIN-V(TM)).................... 19,545
      This patent application is a continuation on the above patent previously obtained by the Company that seeks to expand
      protection of its issued patent.  The patent application was also filed in the United Kingdom, Canada, Australia, New Zealand and in the European Patent office.
Multi-dose syringe driver (VITROJECT(TM))............................... 38,508
      Patent application for a device designed to administer injections more easily and economically.
                                                                       ---------
                                                                       $ 66,569
                                                                       =========

     During the year ended October 31, 2002, the Company allowed 2 patent applications to expire. The costs associated with those patent applications totaled $9,213 and were expensed in the accompanying financial statements as "loss on write-off of deferred patent costs".

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

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


     Net loss per share

     The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Common stock options outstanding at October 31, 2002 were not included in the diluted loss per share as all 704,197 options were anti-dilutive. Therefore, basic and diluted losses per share at October 31, 2002 were equal.

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

NOTE B:  RELATED PARTY TRANSACTIONS

     During the year ended October 31, 2002, the Company's president paid $1,323 in expenses on behalf of the Company. The expenses were not reimbursed to the president at October 31, 2002 and are included in the accompanying financial statements as "indebtedness to officer".

     On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carries an eight percent interest rate and matures on August 23, 2003. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $300 at October 31, 2002. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share.

     During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $28,854 as of October 31, 2002 and is included in the accompanying condensed financial statements as "accrued salaries".

     During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through October 31, 2002, the vice president earned $2,400 in compensation, which was allocated against the balance due on the loan. At October 31, 2002, the principal and related accrued interest owed on the loan totaled $11,600 and $290, respectively.

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


     During February 2002, the Company sold 200,000 shares of its common stock to the president of the Company for $36,000, or $.18 per share, which equaled the market value of the common stock on the transaction date.

     During the period from November 1, 2000 through January 31, 2001, AspenBio, Inc. ("AspenBio"), a private affiliated company owned by a significant Company shareholder, contributed the use of its office space and facilities to the Company. The use of the office space and facilities were valued at $1,750 per month based on the market rate in the local area and is included in the accompanying financial statements as rent and facility fees, related party with a corresponding credit to contributed capital.

     On February 1, 2001, the Company began paying AspenBio for the use of the office space and facilities. The Company paid AspenBio $15,980 for the use of office space, facilities and contract services for the period from February 1, 2001 through May 31, 2001. The Company signed an operating lease for new office space and facilities that commenced June 1, 2001 (see Note H).

NOTE C:  INCOME TAXES

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                 October 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
U.S. federal statutory graduated rate....................    32.04%      34.00%
State income tax rate, net of federal benefit............     3.15%       3.06%
Contributed office and facility use......................     0.00%      -0.52%
Net operating loss for which no tax benefit
   is currently available................................   -35.19%     -36.54%
                                                            --------    --------
                                        Effective rate...     0.00%       0.00%
                                                            ========    ========


     At October 31, 2002, deferred taxes consisted of a net tax asset of $1,044,348, due to operating loss carryforwards of $2,801,319, which was fully allowed for in the valuation allowance of $1,044,348. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended October 31, 2002 and 2001 were $88,813 and $137,845, respectively. The change in the valuation allowance from October 31, 2001 through October 31, 2002 was $88,813. Net operating loss carryforwards will expire through 2022.

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

     Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


NOTE D:  LINE OF CREDIT

     The Company has a $10,000 line of credit of which $8,756 was unused at October 31, 2002. The interest rate on the credit line was 13.75 percent at October 31, 2002. Principal and interest payments are due monthly.

NOTE E:  CAPITAL LEASE OBLIGATION

     On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

   Year ended October 31,
------------------------------
        2003................................         $ 4,657
        2004................................           4,657
        2005 and thereafter.................           7,373
                                               --------------
                                                      16,687
Less: imputed interest......................          (4,482)
                                               --------------
Present value of net minimum
   lease payments...........................        $ 12,205
                                               ==============

     The  president  of  the  Company  has   personally   guaranteed  the  lease
     obligation.


NOTE F:  SHAREHOLDERS' EQUITY

     During October 2002, the Company issued 17,143 shares of its common stock to a consultant in exchange for market research services. The transaction was valued at the market price of the stock on the date of issuance, which was $.07 per share. As a result, the Company recognized a stock-based compensation expense totaling $1,200 based on the fair value of the common stock.

     During December 2001, the Company issued 10,000 shares of its common stock to an individual in exchange for services provided to the Company's Scientific Advisory Board ("SAB"). The transaction was valued at the market price of the stock on the date of issuance, which was $.21 per share. As a result, the Company recognized a stock-based compensation expense totaling $2,100 based on the fair value of the common stock.

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

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


     On February 11, 2001, the Board of Directors approved a revision to the Amended and Restated Articles of Incorporation to reduce the amount of authorized common stock from 500,000,000 shares to 50,000,000 and to include a provision for the authorization of 5,000,000 shares of $.001 par value preferred stock with such rights, preferences and limitations as may be designated by the Board of Directors. As of October 31, 2002, there were no preferred shares issued and outstanding.

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

                                    Options Outstanding
                                      and Exercisable
                                 ----------------------------   Weighted Average
                                 Number of     Exercise Price   Exercise Price
                                   Shares       Per Share       Per Share
                                 -----------   --------------   ----------------
Balance at October 31, 2000...   1,218,394      $.07.to.$1.50      $ 0.25
   Options granted............     127,000      $.30 to $1.19      $ 0.85
   Options exercised..........    (357,480)    $1.06 to $1.20      $ 1.13
   Options canceled...........    (187,550)     $.18 to $.33       $ 0.19
                                 ----------    --------------   ----------------

Balance at October 31, 2001...     800,364      $.07 to $1.50      $ 0.35
   Options granted............     173,833      $.075 to $.21      $ 0.09
   Options exercised..........    (200,000)        $0.07           $ 0.07
   Options expired............     (70,000)        $0.20           $ 0.20
                                 ----------                     ----------------

Balance at October 31, 2002...     704,197     $.075 to $1.50      $ 0.37
                                 ==========

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


     Stock options - employees

     During the year ended October 31, 2002, the Company granted 146,833 options to officers and directors with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of October 31, 2002 were $.08 and $.07, respectively. Directors' options are considered employee options and are accounted for under APB 25.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Risk-free interest rate ....................................      5.00%
     Dividend yield .............................................      0.00%
     Volatility factor ..........................................    114.02%
     Weighted average expected life .............................    5 years

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

                                                        For the Years Ended
                                                            October 31,
                                                    ---------------------------
                                                      2002             2001
                                                    ---------       -----------

Net loss, as reported ........................      $(252,397)      $  (382,107)
                                                    =========       ===========

Pro forma net loss ...........................      $(262,708)      $  (433,607)
                                                    =========       ===========

Basic and diluted net loss per common
   share, as reported ........................      $   (0.03)      $     (0.04)
                                                    =========       ===========

Pro forma basic and diluted net loss
   per common share ..........................      $   (0.03)      $     (0.05)
                                                    =========       ===========


     Stock options - non-employees

     During the year ended October 31, 2002, the Company granted its SEC attorney options to purchase 27,000 shares of the Company's common stock. The options' exercise prices range from $.12 to $.21 and expire between December 11, 2011 and May 7, 2012. The Company determined the fair value of the options in accordance with SFAS 123 and has recorded stock-based compensation expense of $2,775 in the accompanying financial statements.

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


     During the year ended October 31, 2001, the Company granted its SEC attorney options to purchase 16,500 shares of the Company's common stock. The options' exercise prices range from $.30 to $.81 and expire between February 5, 2011 and October 12, 2011. The Company determined the fair value of the options in accordance with SFAS 123 and has recorded stock-based compensation expense of $5,228 in the accompanying financial statements.

NOTE G:  NATIONAL INSTITUTE OF HEALTH GRANT

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

NOTE H:  COMMITMENTS AND CONTINGENCY

     Goodwin deposit

     On June 18, 2001, the Company negotiated the repayment of a $24,000 deposit for future services paid to Goodwin Biotechnology, Incorporated ("Goodwin"). Under the repayment settlement, Goodwin agreed to repay the Company $25,000.

     On October 22, 2001, the Company filed a complaint in Arapahoe County, Colorado District Court against Goodwin for breach of contract. On January 10, 2002, the Arapahoe County Court issued a judgment in the amount of $29,177 (including interest and attorney fees). The judgment also carries an annual interest rate of 18 percent. The amount expected to be collected under the judgement could not be estimated. The $24,000 deposit was written off as of October 31, 2001 resulting in a loss of $24,000, which is included in the accompanying financial statements as "loss on write-off of Goodwin deposit".

     During February 2002, the Company received $28,000 toward the payment of the judgment filed on January 10, 2002 against Goodwin Biotechnology, Incorporated. The Satisfaction of Judgment was filed in Arapahoe County, Colorado District Court on March 5, 2002. The $28,000 is included in the accompanying financial statements as "gain on settlement of Goodwin deposit".

     Facilities lease

     The Company entered into an operating lease agreement on May 15, 2001. Under the lease, the Company receives the use of a laboratory facility, equipment and furnishings within the facility, common areas, and reception services. The original term of the lease ran from June 1, 2001 through August 31, 2001. Following August 31, 2001, the lease was automatically extended, under the terms of the lease, for an additional year. On June 25, 2002, the parties signed an amendment to the lease, which extended the lease through May 31, 2003. Rent payments of $1,872 are payable under the lease on or before the first of each month. Future minimum payments under the facilities lease totaled $13,104 at October 31, 2002.