Form 10QSB
period 2003-01-31
VITRO DIAGNOSTICS INC
filed 2003-03-24
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2003

     OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   0-17378
                          -------


                             VITRO DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                        84-1012042
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

12635 E. Montview Blvd, Suite 218,  Aurora, Colorado                    80010
----------------------------------------------------                  ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (720) 859-4120
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes X     No
                                                 ---      ---

     The number of shares outstanding of the issuer's class of common equity as of March 14, 2003 was 9,460,972.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----


Item 1.  Condensed Balance Sheet, January 31, 2003 (unaudited) ............   3

         Condensed Statements of Operations for the three months ended
         January 31, 2003 and 2002 (unaudited) ............................   4

         Condensed Statements of Cash Flows for the three months ended
         January 31, 2003 and 2002 (unaudited) ............................   5

         Notes to Unaudited Condensed Financial Statements ................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation ........   8


PART II. - OTHER INFORMATION

Item 5.  Other Information ................................................  10

         Signatures .......................................................  11

         Certification ....................................................  12

Part I. Item 1. Financial Information
-------        ----------------------

                             VITRO DIAGNOSTICS, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                January 31, 2003

ASSETS
Current assets:
      Prepaid expenses ..........................................   $     3,744
                                                                    -----------
                                             Total current assets         3,744

Equipment, net ..................................................        10,790
Patents, net ....................................................       130,304
Deferred intellectual property costs ............................        69,247
                                                                    -----------

                                                                    $   214,085
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Bank overdraft (Note D)....................................   $     2,167
      Accounts payable ..........................................        17,110
      Current maturities on capital lease obligation (Note E) ...         4,261
      Indebtedness to officer (Note B) ..........................         1,323
      Note payable to officer (Note B) ..........................        20,000
      Accrued interest payable to officer (Note B) ..............           700
      Accrued payroll (Note B) ..................................        43,281
      Credit card (Note D) ......................................         2,953
      Other current liabilities .................................         1,000
                                                                    -----------
                                        Total current liabilities        92,795

Capital lease obligation, less current maturities (Note E) ......         7,324
                                                                    -----------
                                                Total liabilities       100,119
                                                                    -----------

Shareholders' equity:
      Preferred stock ...........................................          --
      Common stock ..............................................         9,239
      Additional paid-in capital ................................     4,352,360
      Loan to officer to exercise stock options .................       (10,023)
      Stock options - 704,197 outstanding .......................         8,003
      Retained deficit ..........................................    (4,245,613)
                                                                    -----------
                                   Total shareholders' equity ...       113,966
                                                                    -----------

                                                                    $   214,085
                                                                    ===========

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended
                                                                January 31,
                                                         --------------------------
                                                            2003           2002
                                                         -----------    -----------
Operating expenses:
     Selling, general and administrative .............   $    18,857    $    41,976
     Stock-based compensation:
        Director services ............................          --            2,100
        Legal fees ...................................          --              464
     Research and development ........................        24,632         60,720
                                                         -----------    -----------
                              Total operating expenses        43,489        105,260
                                                         -----------    -----------
                                        Operating loss       (43,489)      (105,260)

Other income (expense):
     Consulting fees .................................        10,000           --
     Interest income, officer loan (Note B) ..........           133           --
     Interest income .................................          --              669
Interest expense .....................................        (1,026)          (130)
                                                         -----------    -----------
                              Loss before income taxes       (34,382)      (104,721)

Provision for income taxes (Note B) ..................          --             --
                                                         -----------    -----------

                                              Net loss   $   (34,382)   $  (104,721)
                                                         ===========    ===========


Basic and diluted loss per common share ..............   $     (0.00)   $     (0.01)
                                                         ===========    ===========

Basic and diluted weighted average
     common shares outstanding .......................     9,238,750      8,816,607
                                                         ===========    ===========

       See accompanying notes to unaudited condensed financial statements

                             VITRO DIAGNOSTICS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     January 31,
                                                               ----------------------
                                                                  2003        2002
                                                               ---------    ---------

                       Net cash used in operating activities   $  (5,914)   $(122,092)
                                                               ---------    ---------

Cash flows from investing activities:
     Property and equipment purchases ......................        --         (2,306)
     Payments for deferred costs ...........................      (2,678)      (5,050)
                                                               ---------    ---------
                       Net cash used in investing activities      (2,678)      (7,356)
                                                               ---------    ---------

Cash flows from financing activities:
     Proceeds from line of credit ..........................       1,800         --
     Principal payments on line of credit ..................         (91)        --
     Principal payments on capital lease ...................        (620)        (518)
                                                               ---------    ---------
         Net cash provided by (used in) financing activities       1,089         (518)
                                                               ---------    ---------

Net change in cash .........................................      (7,503)    (129,966)
Cash, beginning of period ..................................       7,503      186,043
                                                               ---------    ---------

                                         Cash, end of period   $    --      $  56,077
                                                               =========    =========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest ...........................................   $   1,026    $     130
                                                               =========    =========
        Income taxes .......................................   $    --      $    --
                                                               =========    =========


       See accompanying notes to unaudited condensed financial statements

Note A: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2002 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B: Related Party Transactions

During the year ended October 31, 2002, the Company's president paid $1,323 in expenses on behalf of the Company, which remained unpaid as of January 31, 2003. The $1,323 is included in the accompanying condensed financial statements as "indebtedness to officer".

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carries an eight percent interest rate and matures on August 23, 2003. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $700 at January 31, 2003. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share.

During May 2002, due to a lack of working capital, the Company ceased paying salaries to its president, the only employee of the Company. The president's unpaid salary totaled $43,281 as of January 31, 2003 and is included in the accompanying condensed financial statements as "accrued payroll".

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through January 31, 2003, the vice president earned $4,400 in compensation ($2,000 during the three months ended January 31, 2003), which was allocated against the balance due on the loan. At January 31, 2003, the principal and related accrued interest owed on the loan totaled $9,600 and $423, respectively.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended January 31, 2003 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0-income taxes.

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

Note D: Short-term Debt

The Company has a $22,500 credit limit on a bank-issued credit card of which $19,547 was unused at January 31, 2003. The interest rate on the credit card was
13.25 percent at January 31, 2003. Principal and interest payments are due monthly.

The Company also has overdraft protection on its primary checking account in the amount of $10,000 of which $7833 was unused as of January 31, 2003.


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

Capital lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. The lease contains an option for the Company to acquire all of the equipment at the end of the lease for $1. Maturities on the capital lease obligation are as follows:

   Year ended October 31,
   ------------------------------
        2003.................................................    $  4,037
        2004.................................................       4,657
        2005 and thereafter .................................       7,373
                                                                 --------
                                                                   16,067
   Less: imputed interest ...................................      (4,482)
                                                                 --------
   Present value of net minimum
      lease payments ........................................    $ 11,585
                                                                 ========

The president of the Company has personally guaranteed the lease obligation.

Note F:  Subsequent event

During February 2003, the Company sold 222,222 shares of its common stock to the president of the Company for $20,000, or $.09 per share, which equaled the market value of the common stock on the transaction date.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at January 31, 2003 and for the three-month periods ending January 31, 2003 and 2002. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by and on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and the other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 under the caption "Risk Factors." Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At January 31, 2003, the Company had working capital deficit of $89,051, consisting of current assets of $3,744 and current liabilities of $92,795. This represents a decrease in working capital of $31,958 from fiscal year end October 31, 2002. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the quarter. Current assets decreased by $7503 and current liabilities increased by $24,455. All of our cash had been expended as of January 31. However, see the discussion below for a description of an equity investment that will temporarily increase our working capital.

     During the first fiscal quarter ended January 31, 2003 the Company's operations used, rather than provided, cash. During that time, the Company's operations used $5,914 compared to the use of $122,092 cash by operations during the first quarter ended January 31, 2002. The significant decrease in cash loss reflects decreased cash expenditures and increased liabilities as the Company attempts to minimize its cash expenditures. Although there is risk associated with accumulation of excessive debt, management does not view the Company's indebtedness at January 31, 2003 as excessive and the Company's president, who is also a principle shareholder of the Company, is the primary creditor/guarantor.

     For the immediate future, the Company has secured interim funding in the form of equity and debt financing. Subsequent to the end of the quarter, our President invested an additional $20,000 in purchasing our common stock in an effort to continue operations. He purchased a total of 222,222 restricted shares at a price of $.09 per share, the prevailing market price at the time of the sale. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this sale. We have also obtained a bank line of credit and overdraft protection on our checking account that can be used for funding as necessary in the future. See the notes to our unaudited financial statements for a more complete description of this debt. Based upon our available capital and debt and expenditures anticipated in the near-term, management anticipates that we currently have sufficient working capital to last through approximately June 30, 2003.

     The Company continues to pursue its ongoing efforts to provide additional capitalization. Discussions with potential strategic partners to commercialize the Company's technology related to production of fertility drugs are continuing and have advanced. Although no formal agreement is yet in place, we anticipate culmination of these discussions in the near future. The Company is also preparing a grant application for submission to the federal government, which if funded, could provide additional capital to support development of its fertility drug product candidates.

     While pursuing additional funding, the Company has reduced operating expenses to a bare minimum. Continued operations of the Company depend upon successful capitalization through the various avenues presently being pursued as discussed above and in the Company's form 10KSB for fiscal year 2002. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities or sale of assets.

Results of Operations

     During the first quarter ended January 31, 2003, the Company realized a net loss of $34,382 or $0.00 per share, on no revenue. The net loss is a decrease of $70,339 from the first quarter ended January 31, 2002. The decrease in net loss is attributable to: 1) decreased selling, general and administrative expenses, $18,857 verses $41,976 for the quarter ended January 31, 2002, predominately due to decreased payroll expenses, and 2) decreased R&D expenses, $60,720 verses $24,632. The Company has significantly curtailed its operations and now has one full-time employee.

     Despite the fact that we did not report any revenue from operations, we did receive $10,000 in consulting fees during the quarter (characterized as other income) that helped reduce our net loss. These fees were paid to us in connection with discussions for a strategic alliance to help develop our intellectual property and bring one or more of our product candidates to market. These fees were likely an isolated event and should not be expected in the future unless and until we enter into an alliance with one or more partners.

     Current R & D activities, albeit limited due to the restricted resources available to the Company, have focused on the commercialization of a product known as PRIMAID-I(TM). This product is designed to support growth of specific types of human cells and the product is free of components capable of transmitting diseases such as "Mad-cow" disease. Such products are essential in the manufacture of certain drugs such as specific vaccines. The Company has completed development of its initial product and the Company and others are now testing it. The Company anticipates commercial distribution of this product during the 2nd or 3rd fiscal quarter and modest revenues thereafter that may somewhat diminish our requirements for operating capital. Please see the Company's annual report for year 2002 for a more detailed description of its line of products known as PRIMAID(TM).

                           PART II. OTHER INFORMATION


Item 5.  Other Information

     In an effort to conserve available working capital, the Company has determined to postpone its annual meeting of shareholders for the indeterminate future.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2003.

                          Vitro Diagnostics, Inc.


                          By:  /s/ James R. Musick
                               -----------------------------------------------
                               James R. Musick, President,
                               Chief Executive and Principal Financial Officer

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




Date: March 24, 2003                /s/ James R. Musick
      --------------                -------------------------------------------
                                    James R. Musick, President, Chief Executive
                                    and Principal Financial Officer