Form 10QSB
period 2003-04-30
VITRO DIAGNOSTICS INC
filed 2003-06-19
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended April 30, 2003

         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OR 1934.


Commission file number:  0-17378

                             VITRO DIAGNOSTICS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                            84-1012042
           ------                                            ----------
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)

12635 E. Montview Blvd., Aurora, Colorado                       80010
-----------------------------------------                       -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (720) 859-4120
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X    No
                                                ---      ---

     The number of shares outstanding of the issuer's class of common equity as of June 17, 2003 was 9,460,972.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1.     Condensed Balance Sheet, April 30, 2003 (unaudited)            3

            Condensed Statements of Operations for the three months
            and six months ended April 30, 2003 and 2002 (unaudited)       4

            Condensed Statements of Cash Flows for the six months
            ended April 30, 2003 and 2002 (unaudited)                      5

            Notes to the Condensed Unaudited Financial Statements          6

Item 2.     Management's Discussion and Analysis or Plan of
            Operation                                                      9

PART II - OTHER INFORMATION

Item 5.     Other Information                                             11

            Signatures                                                    12

            Certification                                                 13

Part I. Item 1. Financial Information
-------        ----------------------

                            VITRO DIAGNOSTICS, INC.

                            Condensed Balance Sheet
                                  (Unaudited)

                                 April 30, 2003

ASSETS
Current assets:
      Cash....................................................        $   6,722
      Prepaid expenses........................................            3,744
                                                                      ---------
                                          Total current assets           10,466

Equipment, net................................................            9,264
Patents, net (Note D).........................................           27,607
Deferred intellectual property costs (Note D).................           59,681
                                                                      ---------

                                                                      $ 107,018
                                                                      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable........................................        $  27,591
      Current maturities on capital lease obligation (Note G).            2,906
      Indebtedness to officer (Note B)........................            1,323
      Note payable to officer (Note B)........................           20,000
      Accrued interest payable to officer (Note B)............            1,100
      Accrued payroll (Note B)................................           57,708
      Line of credit (Note E).................................            5,883
                                                                      ---------
                                     Total current liabilities          116,511

Capital lease obligation, less current maturities (Note G)....            8,030
                                                                      ---------
                                             Total liabilities          124,541
                                                                      ---------


Shareholders' deficit (Note F):
      Preferred stock.........................................            --
      Common stock............................................            9,461
      Additional paid-in capital..............................        4,372,138
      Loan to officer to exercise stock options...............           (9,138)
      Stock options - 704,197 outstanding.....................            8,003
      Retained deficit........................................       (4,397,987)
                                                                      ---------
                                   Total shareholders' deficit          (17,523)
                                                                      ---------

                                                                      $ 107,018
                                                                      =========

       See accompanying notes to unaudited condensed financial statements


                                                VITRO DIAGNOSTICS, INC.

                                          Condensed Statements of Operations
                                                      (Unaudited)

                                                                 Three Months Ended                Six Months Ended
                                                                      April 30,                        April 30,
                                                            ----------------------------      ----------------------------
                                                                 2003           2002             2003             2002
                                                            -----------      -----------      ----------       -----------
Operating expenses:
     Selling, general and administrative ..............     $     8,520      $    30,792      $   27,377       $    72,768
     Stock-based compensation:
        Director services .............................            --               --               --              2,100
        Legal fees ....................................            --               --               --                464
     Asset impairment (Note D) ........................         108,684             --            108,684             --
     Research and development .........................          33,570           44,131           58,202          104,851
                                                            -----------      -----------      -----------      -----------
                               Total operating expenses         150,774           74,923          194,263          180,183
                                                            -----------      -----------      -----------      -----------
                                         Operating loss        (150,774)         (74,923)        (194,263)        (180,183)

Other income and expense:
     Consulting fees ..................................            --               --             10,000             --
     Interest income, officer loan (Note B) ...........             115             --                248             --
     Interest income, other ...........................            --                177             --                846
     Gain on Satisfaction of Judgment .................            --             28,000             --             28,000
Interest expense ......................................          (1,715)            (644)          (2,741)            (774)
                                                            -----------      -----------      -----------      -----------
                               Loss before income taxes        (152,374)         (47,390)        (186,756)        (152,111)

Provision for income taxes (Note C) ...................            --               --               --
                                                            -----------      -----------      -----------      -----------

                                               Net loss     $  (152,374)     $   (47,390)     $  (186,756)     $  (152,111)
                                                            ===========      ===========      ===========      ===========


Basic and diluted loss per common share ...............     $     (0.02)     $     (0.01)     $     (0.02)     $     (0.02)
                                                            ===========      ===========      ===========      ===========

Basic and diluted weighted average
     common shares outstanding ........................       9,423,935        8,988,274        9,302,242        8,902,440
                                                            ===========      ===========      ===========      ===========



                                  See accompanying notes to unaudited condensed financial statements





                                                 VITRO DIAGNOSTICS, INC.

                                            Condensed Statements of Cash Flows
                                                        (Unaudited)

                                                                                             Six Months Ended
                                                                                                  April 30,
                                                                                         ---------------------------
                                                                                            2003             2002
                                                                                         ---------         ---------

                                            Net cash used in operating activities        $ (21,116)        $(149,847)
                                                                                         ---------         ---------

Cash flows from investing activities:
     Property and equipment purchases ...........................................               .-            (2,306)
     Payments for deferred costs ................................................           (3,035)           (9,463)
                                                                                         ---------         ---------
                                            Net cash used in investing activities            (3,035)          (11,769)
                                                                                         --------         ---------

Cash flows from financing activities:
     Proceeds from sale of common stock (Note B) ................................          .20,000            36,000
     Proceeds from line of credit ...............................................            5,000              --
     Principal payments on line of credit .......................................             (361)             --
     Principal payments on capital lease ........................................           (1,269)           (1,059)
                                                                                         ---------         ---------
                              Net cash provided by (used in) financing activities           23,370            34,941
                                                                                         ---------         ---------

Net change in cash ..............................................................             (781)         (126,675)
Cash, beginning of period .......................................................            7,503           186,043
                                                                                         ---------         ---------

                                                              Cash, end of period        $   6,722         $  59,368
                                                                                         =========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest ................................................................        $   2,741         $     774
                                                                                         =========         =========
        Income taxes ............................................................        $    --           $    --
                                                                                         =========         =========






                              See accompanying notes to unaduited condensed financial statements

                                                            5


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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and six months ended April 30, 2003 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

During the year ended October 31, 2002, the Company's president paid $1,323 in expenses on behalf of the Company, which remained unpaid as of April 30, 2003. The $1,323 is included in the accompanying condensed financial statements as "indebtedness to officer".

During February 2003, the Company sold 222,222 shares of its common stock to the president of the Company for $20,000, or $.09 per share, which equaled the market value of the common stock on the transaction date.

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carries an eight percent interest rate and matures on August 23, 2003. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $1,100 at April 30, 2003. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share.

During May 2002, due to a lack of working capital, the Company ceased paying salaries to its president, the only employee of the Company. The president's unpaid salary totaled $57,708 as of April 30, 2003 and is included in the accompanying condensed financial statements as "accrued payroll".

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through April 30, 2003, the vice president earned $5,400 in compensation ($3,000 during the six months ended April 30, 2003), which was allocated against the balance due on the loan. At April 30, 2003, the principal and related accrued interest owed on the loan totaled $8,600 and $538, respectively.

                            VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and six months ended April 30, 2003 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D:  Asset Impairments

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

During the quarter ended April 30, 2003, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $108,684 for the write-off of patents and deferred intellectual property costs as follows:

                                                              Accumulated
                                                              Amortization      Book Value
                                              Original          Through          Prior to          Asset         Book Value at
               Description                      Cost         April 30, 2003     Impairment       Impairment     April 30, 2003
----------------------------------------------------------- ----------------- --------------- ----------------- ----------------
Patents:
Method for purifying FSH (3 patents)          $ 128,089       $ (29,328)       $  98,761       $ (98,761)           $   --

Deferred Intellectual Property Costs:
Continuation-in-part application
   related to FSH patents                         8,540            --              8,540          (8,540)               --
Other patent application costs                    1,383            --              1,383          (1,383)               --

                                              ---------       ---------        ---------       ---------            --------
                                   Totals     $ 138,012       $ (29,328)       $ 108,684       $(108,684)           $   --
                                              =========       =========        =========       =========            ========




                           VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Note E:  Line of Credit

The Company has a $22,500 line of credit of which $16,617 was unused at April
30, 2003. The interest rate on the credit line was 13.25 percent at April 30, 2003. Principal and interest payments are due monthly.

Note F:  Shareholders' Defitit

Following is a schedule of changes in shareholders' deficit for the six months ended April 30, 2003:

                                                                              Loan to                      Deficit
                                                                             Officer to                  Accumulated
                                        Common stock           Outstanding    Exercise      Additional     During
                                  -------------------------       Stock        Stock         Paid-In     Development
                                     Shares        Amount        Options      Options        Capital        Stage          Total
                                  ------------  -----------   -----------   -----------    -----------   -----------    -----------
Balance, November 1, 2002 .....     9,238,750   $     9,239   $     8,003   $   (11,890)   $ 4,352,360   $(4,211,231)   $   146,481
February 2003, sale of
    common stock to an
    officer ($.09 per share) ..       222,222           222          --            --           19,778          --           20,000
Officer compensation
    charged against the
    loan to former officer ....          --            --            --           3,000           --            --            3,000
Interest accrued on former
    officer's equity loan .....          --            --            --            (248)          --            --             (248)
Net loss for the six months
    ended April 30, 2003 ......          --            --            --            --             --        (186,756)      (186,756)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
      Balance, April 30, 2003 .     9,460,972   $     9,461   $     8,003   $    (9,138)   $ 4,372,138   $(4,397,987)   $   (17,523)
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========


Note G:  Capital Lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. The lease contains an option for the Company to acquire all of the equipment at the end of the lease for $1. Maturities on the capital lease obligation are as follows:

Year ended October 31,
----------------------

     2003 ......................................$   4,037
     2004 ......................................    4,657
     2005 and thereafter .......................    7,373
                                                ---------
                                                   16,067
Less: imputed interest .........................   (4,482)
                                                ---------
Present value of net minimum
   lease payments ..............................$  11,585
                                                =========

The president of the Company has personally guaranteed the lease obligation.

                            VITRO DIAGNOSTICS, INC.

               Notes to Unaudited Condensed Financial Statements


Note H:  Subsequent Event

During May 2003, the president loaned the Company $10,000. The note matures in May 2005 and carries a 10 percent interest rate.


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at April 30, 2003 and for the six-month periods ending April 30, 2003 and 2002. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by and on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 under the caption, "Risk Factors." Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At April 30, 2003, the Company had a working capital deficit of $106,045, consisting of current assets of $10,466 and current liabilities of $116,511. This represents a decrease in working capital of $48,952 from fiscal year end October 31, 2002. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the first six months of this fiscal year. Current assets increased by $6,722 and current liabilities increased by $23,716 in the quarter ended April 30, 2003. The Company continues to operate with limited cash through debt and equity financing. The Company did receive an equity infusion of $20,000 through purchase of stock by the Company's president during its second fiscal quarter. He purchased a total of 222,222 restricted shares at a price of $0.09 per share, the prevailing market price at the time of the sale. Despite this transaction, the Company reported a deficit in shareholder equity at April 30, 2003.

     During the six months ended April 30, 2003, the Company's operations used, rather than provided cash. During that time, the Company's operations used $21,116 compared to the use of $149,847 cash by the operations during the second quarter ended April 30, 2002. The significant decrease in use of cash reflects decreased cash expenditures and increased liabilities as the Company attempts to minimize its cash expenditures. The Company reported an overall decrease in cash for the first six months of 2003 of $781 that was $125,894 less than the decrease in cash for the first six months of 2002.

     For the immediate future, the Company is relying on debt and equity financing to provide operating capital. The Company has a bank line of credit for $22,500, a checking account overdraft protection credit line of $10,000 and recently received $10,000 cash from its president as a loan to the Company subsequent to the end of the quarter. This note has a two-year term and bears interest at 10% per annum. Based on the capital and debt presently available to the Company, and expenditures anticipated in the near-term, management anticipates that we currently have sufficient funds to last through approximately August 31, 2003.

     The Company continues to pursue various activities to obtain additional capitalization, as described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2002. We continue discussions with pharmaceutical firms that have expressed interest in commercialization of the Company's patented technology related to production of human fertility drugs. However, some previous discussions with potential partners are no longer active. While there are some additional opportunities to license our fertility drugs, it is possible that the Company will not consummate an agreement to obtain funding to complete the development of VITROPIN(TM). This possibility is reflected in the write-down of the Company's patents related to VITROPIN(TM) production. During the second quarter, the Company submitted a research grant proposal to the NIH, which if funded could provide $750,000 to support two years of research to further develop the Company's fertility drug derived from immortalized human cells known as VITROPIN-V(TM).

     Given the longer-term nature of potential revenue generation from fertility drugs and the necessity of third party funding of product development, the Company has focused its current efforts on the establishment of revenues in the short term. These activities are described in greater detail in the subsequent section. The immediate objective is the establishment of revenues to diminish the Company's requirements for operating capital infusion. The Company may also pursue other alternatives to increase capital resources such as merger with revenue-generating private entities or sale of assets.


Results of Operations

     During the three months ended April 30, 2003, the Company realized a net loss of $152,374, which was $0.02 per share, on no revenue. The net loss was an increase of $104,984 from the net loss for the second quarter ended April 30, 2002. The increase in net loss is attributable to the write-down of capitalized expenses previously incurred in the granting of patents related to purification of FSH. The Company determined that certain assets of its patent portfolio were impaired with respect to the prospects of the recovery of carrying amounts. The asset impairment determination resulted in an operating expense of $108,684. In the absence of this write-down, the net loss would have been slightly less than the net loss in the second quarter ended April 30, 2002. The Company has curtailed its operations substantially and now has one full-time employee. This is reflected in a $22,272 reduction in selling, general and administrative expenses and a $10,561 reduction in R&D expenses compared to the second quarter ended April 30, 2002.

     During the six months ended April 30, 2003, the Company realized a net loss of $186,756, which was $0.02/share, on no revenue. The net loss was an increase of $34,645 from the net loss for the six months ended April 30, 2002 that was attributable to the asset write-down noted above. Without the asset write-down, the net loss was $74,039 less in the first six months 2003 than in the comparable period in 2002. Total operating expenses were increased by $14,080 from the first six months of 2002 compared to 2003. Selling, general and administrative expenses were reduced by $45,391. The Company has reduced its operations to a minimum level and now has one full-time employee whose salary is deferred.

     Research and development expenses diminished by $46,649 during the six months ending April 30, 2003 compared to the same period in 2002. Current R&D activities are focused on the development and expected commercial launch of a series of products derived from the Company's cell immortalization technology. We have established various human cell lines and developed cell culture media that is optimized for their growth and proliferation. We are emphasizing cell lines derived from the human pituitary and pancreas gland and anticipate commercial distribution during the third or fourth quarter of 2003. The target market is research and manufacturing process development now being conducted at universities, pharmaceutical and biotechnology firms. In particular, research groups studying diabetes, pancreatic cancer and basic pituitary endocrinology are potential customers of the Company's new products.

                           PART II. OTHER INFORMATION

Item 2.  Sales of Unregistered Securities

     The Company issued 222,222 shares of its restricted common stock to its president pursuant to purchase of these shares. The Company issued these shares directly, and paid no commissions in connection with the issuance. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as the purchaser was afforded access to the type of information that would be contained in a registration statement. This individual was aware of the risks of the transaction, and the Company had a preexisting relationship with him.

Item 3.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that our controls and procedures were effective in timely alerting to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 5.  Other Information

     In an effort to conserve available working capital, the Company has determined to postpone its annual meeting of shareholders for the indeterminate future.

Item 6.  Exhibits

99.1 Certificate of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 18, 2003.

                                   Vitro Diagnostics, Inc.



                                   By: /s/  James R. Musick
                                       -----------------------------------------
                                            James R. Musick, President,
                                            Chief Executive and Principal
                                            Financial Officer

                                  CERTIFICATION

     Pursuant to the requirements of Rules 13a-14 of the Securities Exchange Act of 1934, as amended, James R. Musick provides the following certification.

     I, James R. Musick, President, Chief Executive and Principal Financial Officer of Vitro Diagnostics, Inc. ("Company") certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made know to me by others, particularly during the period in which this quarterly report is being prepared;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial date and have identified for the Company's auditors any material weaknesses in internal controls, and

          b. Any fraud, whether or not material, that involves management or other employees which have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 18, 2003                 /s/  James R. Musick
       -------------                 -------------------------------------------
                                     James R. Musick, President, Chief Executive
                                     and Principal Financial Officer