Form 10QSB
period 2003-07-31
VITRO DIAGNOSTICS INC
filed 2003-09-15
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 31, 2003

         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OR 1934.


Commission file number:  0-17378

                             VITRO DIAGNOSTICS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                            84-1012042
 ------------------------------                       -------------------------
(State or other jurisdiction of                      (I.R.S. Identification No.)
 incorporation or organization)

12635 E. Montview Blvd., Aurora, Colorado                         80010
 --------------------------------------                         --------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (720) 859-4120
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No
                                               -----   -----

     The number of shares outstanding of the issuer's class of common equity as of September 10, 2003 was 9,460,972.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1.        Condensed Balance Sheet, July 31, 2003 (unaudited)           3

               Condensed Statements of Operations for the three months
               and nine months ended July 31, 2003 and 2002 (unaudited)     4

               Condensed Statements of Cash Flows for the nine months
               ended July 31, 2003 and 2002 (unaudited)                     5

               Notes to the Condensed Unaudited Financial Statements        6

Item 2.        Management's Discussion and Analysis or Plan of
               Operation                                                    9

PART II - OTHER INFORMATION

Item 3.        Controls and Procedures                                      11

Item 5.        Other Information                                            11

               Signatures                                                   12

Item 6.        Index to Exhibits                                            13


Part I. Item 1. Financial Information
-------         ---------------------


                                  VITRO DIAGNOSTICS, INC.

                                  Condensed Balance Sheet

                                        (Unaudited)

                                       July 31, 2003



ASSETS
Current assets:
      Prepaid expenses.........................................................$   3,744
                                                                               ---------
                                                  Total current assets             3,744

Equipment, net.................................................................    7,739
Patents, net (Note D)..........................................................   26,874
Deferred intellectual property costs (Note D)..................................   60,332
                                                                               ---------
                                                                               $  98,689
                                                                               =========


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Bank overdraft........................................................... $  2,591
      Accounts payable.........................................................   16,035
      Current maturities on capital lease obligation (Note G)..................    2,906
      Indebtedness to officer (Note B).........................................    1,323
      Note payable to officer (Note B).........................................   30,000
      Accrued interest payable to officer (Note B).............................    1,708
      Accrued payroll (Note B).................................................   72,135
      Lines of credit (Note E).................................................   18,784
                                                                               ---------
                                             Total current liabilities           145,482


Capital lease obligation, less current maturities (Note G).....................    7,352
                                                                               ---------
                                                     Total liabilities           152,834



Shareholders' deficit (Note F):
      Preferred stock .........................................................      --
      Common stock.............................................................     9,461
      Additional paid-in capital............................................... 4,372,138
      Loan to officer to exercise stock options................................    (9,045)
      Stock options - 704,197 outstanding......................................     8,003
      Retained deficit.........................................................(4,434,702)
                                                                                ---------
                                           Total shareholders' deficit            (54,145)
                                                                                ---------
                                                                                $  98,689
                                                                                =========


            See accompanying notes to unaudited condensed financial statements

                                             VITRO DIAGNOSTICS, INC.

                                        Condensed Statements of Operations

                                                    (Unaudited)



                                                            Three Months Ended             Nine Months Ended
                                                                  July 31,                      July 31,
                                                         --------------------------    --------------------------
                                                            2003           2002           2003           2002
                                                         -----------    -----------    -----------    -----------

Operating expenses:
     Selling, general and administrative .............   $     9,167    $     4,852    $    36,544    $    77,620
     Stockbased compensation:
        Director services ............................          --             --             --            2,100
        Legal fees ...................................          --            2,311           --            2,775
     Asset impairment (Note D)                                  --             --          108,684           --
     Research and development ........................        25,733         41,603         83,935        146,454
                                                         -----------    -----------    -----------    -----------
                              Total operating expenses        34,900         48,766        229,163        228,949
                                                         -----------    -----------    -----------    -----------
                                        Operating loss       (34,900)       (48,766)      (229,163)      (228,949)

Other income and expense:
     Consulting fees .................................          --             --           10,000           --
     Interest income, officer loan (Note B) ..........           107            160            355            160
     Interest income, other ..........................          --               80           --              926
     Gain on Satisfaction of Judgment ................          --             --             --           28,000
Interest expense .....................................        (1,922)          (625)        (4,663)        (1,399)
                                                         -----------    -----------    -----------    -----------
                              Loss before income taxes       (36,715)       (49,151)      (223,471)      (201,262)


Provision for income taxes (Note C) ..................          --             --             --             --
                                                         -----------    -----------    -----------    -----------
                                              Net loss   $   (36,715)   $   (49,151)   $  (223,471)   $  (201,262)
                                                         ===========    ===========    ===========    ===========


Basic and diluted loss per common share ..............   $     (0.00)   $     (0.01)   $     (0.02)    $    (0.02)
                                                         ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding .......................     9,460,972      9,204,940      9,342,454      9,003,274
                                                         ===========    ===========    ===========    ===========


                        See accompanying notes to unaudited condensed financial statements

                                          VITRO DIAGNOSTICS, INC.

                                    Condensed Statements of Cash Flows
                                                (Unaudited)



                                                                                     Nine Months Ended
                                                                                          July 31,
                                                                                   ----------------------
                                                                                      2003         2002
                                                                                   ---------    ---------

                                           Net cash used in operating activities   $ (49,410)   $(184,164)
                                                                                   ---------    ---------

Cash flows from investing activities:
     Property and equipment purchases ..........................................        --         (2,706)
     Payments for deferred costs ...............................................      (3,686)     (22,641)
                                                                                   ---------    ---------
                                           Net cash used in investing activities      (3,686)     (25,347)
                                                                                   ---------    ---------

Cash flows from financing activities:
     Proceeds from sale of common stock (Note B) ...............................      20,000       36,000
     Proceeds from officer loan (Note B) .......................................      10,000         --
     Proceeds from line of credit ..............................................       7,000         --
     Principal payments on line of credit ......................................      10,540         --
     Principal payments on capital lease .......................................      (1,947)      (1,626)
                                                                                   ---------    ---------
                             Net cash provided by (used in) financing activities      45,593       34,374
                                                                                   ---------    ---------

Net change in cash .............................................................      (7,503)    (175,137)
Cash, beginning of period ......................................................       7,503      186,043
                                                                                   ---------    ---------

                                                             Cash, end of period   $    --      $  10,906
                                                                                   =========    =========


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ...............................................................   $   3,255    $   1,399
                                                                                   =========    =========

        Income taxes ...........................................................   $    --      $    --
                                                                                   =========    =========

     Noncash investing and financing activities:
        Common stock issued to officer for options
           exercised under a loan from the Company .............................   $    --      $  14,000
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and nine months ended July 31, 2003 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

During the year ended October 31, 2002, the Company's president paid $1,323 in expenses on behalf of the Company, which remained unpaid as of July 31, 2003. The $1,323 is included in the accompanying condensed financial statements as "indebtedness to officer".

During May 2003, the president loaned the Company $10,000 for working capital. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $208 at July 31, 2003. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

During February 2003, the Company sold 222,222 shares of its common stock to the president of the Company for $20,000, or $.09 per share, which equaled the market value of the common stock on the transaction date.

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carries an eight percent interest rate and matures on August 23, 2003. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $1,500 at July 31, 2003. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share.

During May 2002, due to a lack of working capital, the Company ceased paying salaries to its president, the only employee of the Company. The president's unpaid salary totaled $72,135 as of July 31, 2003 and is included in the accompanying condensed financial statements as "accrued payroll".

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through July 31, 2003, the vice president earned $5,600 in compensation ($3,200 during



                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


the nine months ended July 31, 2003), which was allocated against the balance due on the loan. At July 31, 2003, the principal and related accrued interest owed on the loan totaled $8,400 and $645, respectively.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and nine months ended July 31, 2003 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

During the three months ended April 30, 2003, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable.
As a result of this review, the Company recorded asset impairment charges of $108,684 for the write-off of patents and deferred intellectual property costs as follows:

                                                      Accumulated
                                                      Amortization                            Book Value
                                                        Through      Book Value                  at
                                             Original   April 30,    Prior to      Asset       July 31,
               Description                     Cost       2003       Impairment  Impairment     2003
--------------------------------------      ---------   ---------    ---------   ---------    ---------
Patents:
Method for purifying FSH (3 patents)        $ 128,089   $ (29,328)   $  98,761   $ (98,761)   $    --

Deferred Intellectual Property Costs:
Continuation-in-part application
   related to FSH patents                       8,540        --          8,540      (8,540)        --
Other patent application costs                  1,383        --          1,383      (1,383)        --
                                            ---------   ---------    ---------   ---------    ---------
                                   Totals   $ 138,012   $ (29,328)   $ 108,684   $(108,684)   $    --
                                            =========   =========    =========   =========    =========


Note E:  Line of Credit

The Company has a $10,000 line of credit of which $2,438 was unused at July 31, 2003. The interest rate on the credit line was 13.25 percent at July 31, 2003.
Principal and interest payments are due monthly.

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


The Company has a $22,500 line of credit of which $11,938 was unused at July 31, 2003. Principal and interest payments are due monthly.

The Company has a $15,000 line of credit of which $14,340 was unused at July 31, 2003. Principal and interest payments are due monthly.

Note F:  Shareholders' Deficit

Following is a schedule of changes in shareholders' deficit for the nine months ended July 31, 2003:


                                                                             Loan to                      Deficit
                                                                           Officer to                   Accumulated
                                   Common stock             Outstanding      Exercise      Additional     During
                                 ------------------            Stock          Stock         Paid-In     Development
                                  Shares        Amount        Options        Options        Capital        Stage          Total
                                -----------   -----------   ------------   -----------    -----------   -----------    -----------
Balance, November 1, 2002.....    9,238,750   $     9,239   $      8,003   $   (11,890)   $ 4,352,360   $(4,211,231)   $   146,481


February 2003, sale of
    common stock to an
    officer ($.09 per share)..      222,222           222           --            --           19,778          --           20,000
Officer compensation
    charged against the
    loan to former officer....         --            --             --           3,200           --            --            3,200
Interest accrued on former
    officer's equity loan.....         --            --             --            (355)          --            --             (355)
Net loss for the nine months
    ended July 31, 2003.......         --            --             --            --             --        (223,471)      (223,471)
                                -----------   -----------   ------------   -----------    -----------   -----------    -----------
       Balance, July 31, 2003     9,460,972   $     9,461   $      8,003   $    (9,045)   $ 4,372,138   $(4,434,702)   $   (54,145)
                                ===========   ===========   ============   ===========    ===========   ===========    ===========

Note G:  Capital Lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. The lease contains an option for the Company to acquire all of the equipment at the end of the lease for $1. Maturities on the capital lease obligation are as follows:



Year ended October 31,
-----------------------------
     2003..............................................$  4,037
     2004..............................................   4,657
     2005 and thereafter...............................   7,373
                                                       --------
                                                         16,067
Less: imputed interest.................................  (4,482)
                                                       --------
Present value of net minimum
   lease payments......................................$ 11,585
                                                       ========

The president of the Company has personally guaranteed the lease obligation.

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Note H:  Subsequent Event

During September 2003, the president loaned the Company $10,000 for working capital. The note matures in August 2005 and carries a 10 percent interest rate. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at July 31, 2003 and for the nine-month periods ending July 31, 2003 and 2002. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, including the audited financial statements and notes contained therein.

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


Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At July 31, 2003, the Company had a working capital deficit of $141,738, consisting of current assets of $3,744 and current liabilities of $145,482. This represents a decrease in working capital of $84,645 from fiscal year end October 31, 2002. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the first nine months of this fiscal year. Current assets decreased by $6,722 and current liabilities increased by $28,971 in the quarter ended July 31, 2003. The Company continues to operate with limited cash through debt and equity financing. The Company did receive a loan of $10,000 from the Company's president during its third fiscal quarter. The Company also received another $10,000 loan subsequent to the end of the third fiscal quarter. The Company reported a $54,145 deficit in shareholder's equity at July 31, 2003.

     During the nine months ended July 31, 2003, the Company's operations used, rather than provided cash. During that time, the Company's operations used $49,410 compared to the use of $184,164 cash by the operations during the nine months ended July 31, 2002. The Company reported an overall decrease in cash for the first nine months of 2003 of $7,503 that was $167,634 less than the decrease in cash for the first nine months of 2002. The significant decrease in use of cash reflects decreased cash expenditures and increased liabilities as the Company attempts to minimize its cash expenditures while developing new products for commercial distribution.

     For the immediate future, the Company is relying primarily on debt financing to provide operating capital. The Company has a bank line of credit for $22,500, a checking account overdraft protection credit line of $10,000 and recently received $10,000 cash from its president as a loan to the Company subsequent to the end of the quarter. This note has a two-year term and bears interest at 10% per annum. Also, the Company recently received an additional bank line of credit for $15,000. Based on the capital and debt presently available to the Company, and expenditures anticipated in the near-term, management anticipates that we currently have sufficient funds to last through approximately November 30, 2003.

     The Company continues to pursue various activities to obtain additional capitalization, as described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2002. Previous discussions regarding possible license of the Company's patented technology related to production of human fertility drugs are no longer active although new contacts with other potential partners continue to develop. Given the longer-term nature of potential revenue generation from fertility drugs and the necessity of third party funding of product development, the Company continues to focus its current efforts on the establishment of revenues in the short term. These activities are described in greater detail in the subsequent section. The immediate objective is the establishment of revenues to diminish the Company's requirements for operating capital. The Company is pursuing other alternatives to increase capital resources including merger with revenue-generating private entities, sale of assets, equity and debt capitalization.


Results of Operations

     During the three months ended July 31, 2003, the Company realized a net loss of $36,715, which was less than $0.01 per share, on no revenue. The net loss was a decrease of $12,436 from the net loss for the third quarter ended July 31, 2002. The Company has curtailed its operations substantially and now has one full-time employee. This is reflected in a $15,870 reduction in R&D expenses while selling, general and administrative expenses increased by $4,315 compared to the third quarter ended July 31, 2002.

         During the nine months ended July 31, 2003, the Company realized a net loss of $223,471, which was $0.02/share, on no revenue. The net loss was an increase of $22,209 from the net loss for the nine months ended July 31, 2002. An asset write-down of $108,684 during the second fiscal quarter of 2003 was the primary factor affecting the increase in net loss. Without the asset write-down, the net loss was $86,475 less in the first nine months 2003 than in the comparable period in 2002. Total operating expenses were comparable during the first nine months of 2003 and 2002. However, without the asset write-down noted above, total operating expenses were $108,470 less in 2003 than the comparable period in 2002. Selling, general and administrative expenses were reduced by $41,076 during the first nine months of 2003. The Company has reduced its operations to a minimum level and now has one full-time employee whose salary is deferred.

         Research and development expenses diminished by $62,519 during the nine months ending July 31, 2003 compared to the same period in 2002. Current R&D activities are focused on the development and commercial launch of a series of products derived from the Company's cell immortalization technology. We have established various human cell lines and developed cell culture media that is optimized for their growth and proliferation. We are emphasizing cell lines derived from the human pituitary and pancreas gland and anticipate commercial distribution during the fourth quarter of 2003. The target market is research and manufacturing process development now being conducted at universities, pharmaceutical and biotechnology firms. In particular, research groups studying diabetes, pancreatic cancer, basic pituitary endocrinology and new human cell lines for the production of biotherapeutic products are potential customers of the Company's new products.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2003.

                                            Vitro Diagnostics, Inc.



                                            By:  /s/  James R. Musick
                                               --------------------------------
                                                      James R. Musick,
                                                      President, Chief Executive
                                                      and Principal Financial
                                                      Officer

Item 6.  Exhibits

     99.1:   Rule 13a-14 Certification                                    14
     99.2:   Section 906 Certification                                    15