Form 10KSB
period 2003-10-31
VITRO DIAGNOSTICS INC
filed 2004-02-05
CIK 793171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended October 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the 5,164,407 shares of voting stock held by non-affiliates of the Company at December 31, 2003, calculated by taking the last sales price of the Company's common stock ($.13 as quoted on December 31, 2003) was $671,373. The number of shares outstanding of the issuer's common equity as of December 31, 2003 was 9,594,305.

                       Document incorporated by reference:

     None.

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

This report consists of 47 pages, including one page constituting the cover page.

                                TABLE OF CONTENTS



PART I.........................................................................1

   ITEM 1.  BUSINESS...........................................................1
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................10
   ITEM 3.  LEGAL PROCEEDINGS.................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II.......................................................................11

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........11
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................12
   ITEM 7.  FINANCIAL STATEMENTS..............................................18
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.....................18

PART III......................................................................19

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................19
   ITEM 10. EXECUTIVE COMPENSATION............................................20
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....22
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................24

PART IV.......................................................................25

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................25

SIGNATURES....................................................................28


PART F/S.....................................................................F-1

                Special Note Regarding Forward Looking Statements

     Except for the historical information contained herein, this document contains forward-looking statements relating to future financial results or business expectations. These statements are identified by words such as "expects," "anticipates" or "hopes." Investors should be aware that business plans might change, as circumstances require. Actual results could differ materially as a result of risk-related factors. Such factors include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis or Plan of Operation." Investors should not put undue reliance on these forward-looking statements. Except as otherwise required by rules of the Securities and Exchange Commission, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          Reference to Other Documents

     The descriptions in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with, or incorporated by reference into, this Report.

                                     PART I

ITEM 1. BUSINESS

History
-------

     Vitro Diagnostics, Inc. ("we" or the "Company") was incorporated under the laws of the State of Nevada on March 31, 1986. From November of 1990 to July 31, 2000, the Company was engaged in the development, manufacture and distribution of purified human antigens and the development of therapeutic products and related technologies. In August 2000, the Company sold the assets used in the manufacture and sale of purified antigens for diagnostic applications.

     Our common stock is currently traded over the counter and quoted on the OTC Bulletin Board.

Narrative Description of Business
---------------------------------

     Since the sale of the diagnostic operations, we have focused on commercializing products that incorporate technologies related to medical therapeutic applications. These technologies include those originally developed in the diagnostic business and others developed since then. The products and product candidates include fertility drugs, cell lines and related products. However, we have only recently successfully commercialized any products, and had no revenue through the end of fiscal 2003, ending October 31, 2003. Our efforts to commercialize these products and generate revenue have been hampered by our limited personnel and working capital.

     The first products that we believe are commercially viable include cell lines developed from our patented cell immortalization technology. The technology was originally developed to aid in the production of a series of fertility drugs, but we adapted the technology to new products in an effort to generate immediate revenue and improve our financial condition. (See "Management's Discussion and Analysis or Plan of Operations" for a more complete description of our financial condition). We commenced marketing these products at the end of calendar 2003, and it is too early to evaluate the effectiveness of our efforts. However, we believe that given our current financial condition and the concurrent limits on research, development and marketing, product development will be limited in the near future.

     The following discussion highlights our efforts through the end of 2003.


A. Human Cell Lines and Related Products and Technology
-------------------------------------------------------

     1. Background

     The Company has developed a novel technology for the immortalization of cells that our management believes has broad application to commercialization of a series of products providing competitive advantages over existing products and technologies. Cell immortalization represents a platform technology with potential application to: a) production of cell products that are identical to those of the human body, b) production of biotherapeutic products including antibodies and vaccines, c) cell therapies for diseases such as Type I diabetes and Alzheimer's and d) other applications in research, manufacturing and veterinary medicine.

     A team of five Company scientists developed a proprietary and patented process that uses controlled expression of specific genes to result in cellular immortalization. Cell immortalization is a process to prolong the life of cells grown outside of the body. Normally, these cells die relatively quickly. The Company's technology extends cell lifetime for prolonged periods of time, resulting in immortalization. Furthermore, cells immortalized by the Company's method continue to divide for prolonged periods in cell culture while avoiding malignant transformation. These cells thus maintain cellular properties of cells of the body, which is a primary basis for the competitive advantage of products derived from cell immortalization

     Through its research program, the Company has immortalized various cells of animal and human origin providing proof of principle of its approach to cell immortalization. This was an essential component of the issued and pending patent applications owned by the Company (described below) and provides a basis for commercialization of cell immortalization. Earlier research resulted in the immortalization of animal and human pituitary cells that synthesize and release various hormones of medical value, e.g., growth hormone and FSH. The hormones of the pituitary gland control several bodily functions including growth, reproduction and metabolism.

     These results have recently been extended to cells of the human pancreas gland. As a result, an immortalized cell line of pancreatic fibroblast cells as well as a non-immortalized fibroblast cell line has been established. Fibroblasts are common to most tissues and primarily function to support and bind tissues into organs. The Company has also immortalized other cells of the human pancreas gland, including the type of cells that produce insulin.

     2. VITROCELL(TM) Product Line

     The Company launched its initial series of products that were derived from its cell immortalization technology at the end of fiscal year 2003. The initial VITROCELL(TM) product line consisted of 30 different items based on three human cell lines developed by the Company. The cell lines were derived from either the pituitary or pancreas gland and provide medical researchers with novel cell lines for various research and development uses. For example, our products may be used to facilitate basic research in diabetes, pancreatic cancer and endocrinology of the pituitary gland. Also, cell lines are widely used in the production of biotherapeutic products including proteins derived through recombinant DNA methods and vaccines.

     Description of Products

LT1 Immortalized Human Pituitary Cell Line: This immortalized line was derived from cells of the pituitary gland that are involved in the production of pituitary protein hormones including FSH and LH and was produced according to the Company's patented method. These cells may contain immortalized stem cells that can be differentiated into hormone producing cells when exposed to certain environmental conditions.

LT2 Immortalized Human Pancreatic Fibroblast Cell Line: This immortalized line was derived from fibroblast cells of the pancreas that provide support to the insulin-producing beta cells and glucagon-producing alpha cells. The cell line was derived through use of the Company's patented method for immortalizing cells.

VIT1 Non-immortalized Human Pancreatic Fibroblast Cell Line: This cell line is similar to the LT2 line but without the immortalization process.

Optimized Cell Culture Media: The VITROCELL(TM) product line also includes two different cell culture medias that are optimized to support growth of either the LT1 or LT2/VIT1 cell lines, VitroPlus I and VitroPlus II, respectively. The Company provides all components necessary for customers to prepare, store and use its optimized media.

Other Products: The VITROCELL(TM) product line includes various forms of the LT1, LT2 and VIT1 cell lines including cryopreserved cells in vials and proliferating cells in specialized cell culture containers. Cryopreservation media and instructions are provided together with various derivatives of its cell lines (LT1, LT2 & VIT1) including cell culture media exposed to these cells, purified RNA and DNA together with cells preserved in a specialized fluid allowing customers to extract, purify and analyze RNA and DNA.

     In general, the business opportunities available to the Company by the commercialization of the VITROCELL(TM) product line afford distinct advantages compared to the development of new therapeutic drugs that require FDA approval prior to sales. These advantages include: a) a shorter time to market, b) broader market potential since the VITROCELL(TM) products have application to the production of several different biotherapeutic products, and c) more rapid establishment of revenue.

     Recombinant DNA technology resulting in the expression of the protein product of a specific gene is the foundation of biotechnology and has been used to produce numerous registered biopharmaceutical products, including various hormones such as insulin for treatment of diabetes, cytokines such as interferon-beta to treat multiple sclerosis, etc. Expression of a recombinant protein is highly dependent upon the host organism used for expression and there is considerable host cell variation in abilities to perform post-translational modifications of proteins. Thus, while bacterial systems are incapable of addition of sugar molecules through the process of glycosylation, proteins requiring glycosylation for proper function are preferably produced in mammalian cell hosts, e.g., Chinese hamster ovarian (CHO) cells. However, animal host cells do not posses the same post-translational capabilities as the cells that normally produce human-derived products. Hence, there are known differences that exist between several recombinant proteins expressed in CHO cells and native materials such as antibodies and glycoprotein hormones including FSH, LH, and TSH. Therefore, one application of the VITROCELL(TM) product line is the production of human glycoproteins that more closely resemble native glycoproteins in structure and function.

     It is becoming increasingly clear that human cells are uniquely capable of producing glycoproteins. As the biotechnology industry develops glycoprotein therapeutic products, there is a need for human cells to produce products identical to those of the human body to ensure product efficacy and safety. Antibodies are glycoprotein immune molecules that recognize specific molecular sites. Herceptin(R) is an example of an antibody-based biotherapeutic drug that is used to treat certain types of breast cancer. The market for therapeutic antibodies is projected to expand nearly ten-fold during the next ten years from $2.5 billion presently to over $20 billion. The Company hopes to sell its VITROCELL(TM) products to biotechnology firms involved in the development and commercialization of humanized antibodies. Favorable evaluations of our products may lead to exclusive license of the VITROCELL(TM) product line by a third party for the specific application of the production of humanized antibodies for therapeutic uses.

     Several vaccines rely on human cell lines for the propagation, attenuation and production of viruses and are subsequently inactivated and purified by various procedures to generate vacinations such as vaccines to Hepatitis A and B, chicken pox, small pox and rabies. VITROCELL(TM) lines including the LT2 and VIT1 cell lines that are derived from human fibroblast cells may have application in the production of vaccines. The primary competitive advantage of VITROCELL(TM) lines in vaccine production is that the cells are immortal and therefore have prolonged growth capabilities while existing cell lines are mortal with definite life spans.

     In the commercial production of biotherapeutic products, the VITROCELL(TM) product line provides several competitive advantages, including: a) capacity for human glycosylation profiles of glycoproteins, 2) prolonged proliferation due to immortalization, 3) availability of optimized cell culture media and cell culture procedures, 4) strong technical support from the manufacturer and developer, and 5) potential for licensing of products for specific applications.

     3. Plan for the Marketing and Sales of the VITROCELL(TM) Product Line

     The initial target market that the Company intends to approach is other firms engaged in the development, testing and commercialization of human biotherapeutic glycoproteins and vaccines. We intend to advertise in trade journals to generate awareness of our product offerings. Also, a key component is to establish relevant contacts within key accounts and pursue direct interactions designed to lead to evaluation and sales of our products. We may also attend trade shows to increase the awareness of our product line and its applications. We are interested in distribution arrangements and have some initial discussions ongoing concerning this possibility. For example, we are actively seeking European distribution as several biotechnology & pharmaceutical firms that develop glycoprotein and vaccine biotherapeutics are located in Europe.

     The Company ran an advertisement for its VITROCELL(TM) product line in the trade journal, Genetic Engineering News. The response was encouraging, resulting in increased traffic to its web site and several discussions that are ongoing concerning various commercialization opportunities for the Company. However, there can be no assurance that the various leads generated will result in revenue to the Company.

     4. Expansion of the VITROCELL(TM) Product Line

     There is a considerable need for various human cell lines to support research regarding the differentiation of stem cells into cells for use in various applications of regenerative medicine. The Company is now focused on the development of human beta cells of the pancreas gland for use in the development of cell therapies to treat Type I diabetes. Transplantation therapy using beta cells has been shown to be a viable treatment for Type I diabetes. In the late 1990's, Canadian scientists discovered that transplantation of purified beta islet cells into diabetic patients resulted in insulin independence. The so-called Edmonton protocol has been subject to several additional clinical trials now including about 60 transplant recipients. Approximately 50% of the transplant recipients were insulin independent one year following transplantation. Insulin independence requires a minimum amount of donor islet cells, usually 2 donors per recipient and life-long use of anti-rejection drugs that are known to have side effects. However, islet transplantation is the only known cure for Type I diabetes. These findings provide encouragement for finding an effective treatment of Type I diabetes, a debilitating disease affecting about 10 million people worldwide. While insulin therapy can regulate blood glucose to normal levels, it is not a cure and many of the life threatening consequences of Type I diabetes eventually strike Type I diabetics with enormous medical costs, reducing quality of life and resulting in premature death. Costs to the U.S. health care system for Type I & II diabetes are $105 billion per year, representing the single most-costly chronic disease. Further development of transplantation therapy depends on generation of unlimited quantities of human beta cells and this is a major goal of diabetes research.

     The Company has been involved in the development of human pancreatic cell lines since 2000 and is now targeting the insulin-producing beta cells. We hope to generate various beta cell lines including both immortal and non-immortal lines. We also intend to provide a cell culture medium optimized to support growth and maintenance of these cell lines as we have done with our pancreatic fibroblast cell lines, LT2 and VIT1 that are part of the VITROCELL(TM) product line. Given successful development of these products, distribution would target research groups working on methods to increase the supply of human beta cells that are suitable for transplantation. We may also be able to establish strategic alliances with pharmaceutical or biotechnology firms to develop cell lines for use as transplants in the development of new cellular therapies to treat Type I diabetes.

     5. Relevant Patents

     On October 1, 2002 the Company was granted United States patent number 6,458,593 B1 for a patent entitled "IMMORTALIZED CELL LINES AND METHODS OF MAKING SAME." The issued patent provides the Company a proprietary position with respect to use of specific immortalization methods and cell lines derived from the pituitary gland, an organ located just below the brain that is responsible for regulation of reproduction, growth, thyroid function and stress responses.

     The Company also has additional applications pending with the United States Patent and Trademark Office (USPTO) and the European Patent Office, potentially allowing broadened patent protection including immortalized human beta cells and issued patents in several European countries. The Company also has pending patent applications for its cell immortalization technology in Israel, Australia and Canada. The examination of these applications could require several years for completion. The Company's technology related to the production of cell culture media is protected as trade secret.

B. Fertility Drugs
------------------

     The Company's previous operation in the manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes. An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 30 years. The worldwide market for FSH and related products is approximately $1.2 billion per year. Since the sale of the diagnostic operation, management has continued efforts to develop these discoveries into commercially valuable assets. Efforts are also underway to convert some of the basic technology into a pipeline of products with potentially wide-ranging applications in the treatment of human diseases, as described above.

     The Company's present product candidates targeted to treat infertility include purified urofollitropin ("VITROPIN(TM)") for injection. VITROPIN(TM) is a highly purified urinary FSH preparation produced according to the Company's patented purification process. Management believes that this product has competitive advantages over products currently on the market, including higher purity and reproducible, cost-efficient production. Another product designed to treat infertility is VITROPIN-V(TM) (cell-derived FSH). VITROJECT(TM) is a novel drug delivery device with perceived competitive advantages over the current methods used to administer fertility drugs. None of these products has been approved by the U.S. Food and Drug Administration ("FDA") for sale.

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

     VITROPIN-V(TM) is envisioned to be the only product on the market identical to native FSH. The Company plans to produce this product through use of its cell immortalization technology. Management believes that the Company may come to dominate the premium-priced fertility drug marketplace, which currently depends upon artificially derived recombinant products. VITROPIN-V(TM) is still in an early development stage and is projected to require substantial funding and approximately four years additional development to be marketable.

     2. Relevant Patents

     The USPTO issued the Company's first patent on November 23, 1999 (US Patent No. 5,990,288). This invention was entitled "Methods for Purifying FSH" and details methods to manufacture highly purified FSH from various sources, including human urine, recombinant FSH sources, human gonadotrope cells (cells of the human pituitary gland that elaborate FSH & LH) and animal extracts of pituitary glands. Management believes this invention represents a significant advance in the methods previously used to purify FSH and to produce therapeutic FSH.

     During 2002, two other patents were issued to the Company regarding its technology to produce FSH. The USPTO granted patent number 6,414,123 B1 and the New Zealand Patent Office granted patent number 501,212 to the Company for a patent entitled "Method for Purifying FSH". The new patents provide additional patent protection for the Company's previously patented FSH purification method and additional protection for production of human FSH from different sources including: urinary-derived, recombinant, cell-derived and genetically modified. The newer patents also cover purified FSH derived from several different animal species.

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

     3. Regulatory Approval

     Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale. In the United States, the FDA oversees approval of such products. Due to the cost and time required to complete tests for possible FDA approval, we do not anticipate submitting any drugs for consideration in the immediate future, absent the assistance of an industry partner, research collaboration or other capital funding.

     4. Commercialization and Development Plan

     Further development of the Company's fertility drugs requires substantial capital that is presently not available to the Company. Management has been and continues to be engaged in confidential discussion with pharmaceutical firms that have expressed interest in commercializing select fertility drugs owned by the Company. In general, these firms presently produce and sell FDA-approved products targeted to women's health care markets. The goal of these discussions is to establish an arrangement whereby the Company would receive funding for the sale or license of its technology or research collaboration designed to further the commercialization of its technology. Management intends to continue these efforts, as it believes such relationships would provide the most likely source of funding for the Company to develop its fertility drugs. However, some previous efforts to establish partnerships have been unsuccessful and there is no assurance that future efforts will be successful.

     Within the past year there has been a shift in the level of interest by potential partners away from urinary-derived FSH toward recombinant FSH and equivalent products. This shift is probably due to various factors including concerns by regulatory authorities regarding potential safety issues surrounding urinary-derived materials. During 2003 there was a recall of purified urinary FSH (Metrodin-HP(TM)) in the United Kingdom because of concerns about possible transmission of Creutzkeldt-Jakob disease, a transmissible spongiform encephalopathy related to mad-cow disease. The agent responsible for CJD can be detected in the urine of CJD patients while there is controversy about whether urine or urine-derived products are capable of transmitting diseases such as CJD to humans. Also, it is difficult to assure adequate screening of the donors to urine-based raw materials since there are usually large numbers of contributing donors. On the other hand, recombinant FSH is derived from a single cell line that is much easier to analyze for potential contamination. Management believes that the concerns about safety are a principle factor in the decreased interest by the part of potential partners in the commercialization of its purified urinary FSH product, VITROPIN(TM). As noted elsewhere in this report, see Management's Discussion and Analysis or Plan of Action, the Company wrote-down costs associated with its FSH purification patent that would be used to manufacture VITROPIN(TM).

     Recombinant human FSH presently dominates the fertility drug market and its share of the total market is likely to continue to increase. The Company presently has ongoing discussions with potential partners who are interested in developing products such as VITROPIN-V(TM) that directly compete with presently approved recombinant human FSH products. As noted below, see: "Other Recent Developments", the addition of a new member to the Company's Board of Directors since the end of fiscal year 2003 enhance opportunities available to the Company for the commercialization of a new fertility drug to compete with presently approved products.

C. Other Recent Developments
----------------------------

     James T. Posillico, Ph.D., Chief Scientific Officer of Cooper Surgical, Inc (NYSE, COO) joined the Company's Board of Directors in November 2003. Dr. Posillico has extensive experience in the development and commercialization of women's health care products. He founded SAGE Biopharma in 1997 and developed an innovative line of products including devices and supplies to support assisted reproductive technologies. SAGE grew to over $4 million in sales in 2002, when it was sold to Cooper Surgical, Inc. Prior to that, Dr. Posillico spent 10 years with Serono, SA, a leading supplier of fertility drugs, where he held various positions related to management, regulatory approvals and sales of a broad line of fertility drugs and related products. The Company anticipates that Dr. Posillico will provide assistance to ongoing efforts to commercialize its fertility drugs and technology as well as general marketing & sales expertise of relevance to the sales of its VITROCELL(TM) product line.

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

     Human cell lines are also produced and marketed by other companies with substantially greater resources than the Company. Present suppliers of human cells and related products include Crucell N.V., Cambrex Corporation and the American Type Culture Collection. All of these firms have long standing history and significant financial resources. The Company believes its products have competitive advantages as noted elsewhere, see: Human Cell Lines and Related Products and Technology, but there is significant competition for the markets that the Company has chosen to approach.

TRADEMARKS

     The Company has established trademark claims to its products, VITROPIN(TM), VITROJECT(TM), and VITROPIN-V(TM) informally by publication. These trademarks are thus common law marks that may be challenged through similar, established and registered marks that existed prior to initial publication by the Company. The Company may elect to formally protect some or all of these marks through registration with the United States Patent and Trademark Office in the future. Registration of a trademark involves an initial investigation to determine if there are prior claims to a particular mark. If no conflict is found, the registration process includes an application to the Trademark office and payment of filing fees. Within about one year of the filing, a decision is issued as to whether or not registration is allowed. There is no assurance that the Company will be able to successfully obtain any registered trademark. The Company has registered the trademark Vitro Biopharma with the State of Colorado. This is used as a "doing-business-as" name when approaching new contacts for potential strategic alliance with the Company since the Company is no longer involved in the manufacture of diagnostic products. Also, the Company has registered the trademark, VITROCELL and the phrase: "Harnessing the Power of Cells" with the State of Colorado.

EMPLOYEES

     The Company presently has one full time employee, James Musick, the Company's President & CEO. Erik Van Horn, the Company's Vice President, provides the Company with periodic consultation related to the achievement of its business objectives. Mr. Musick is responsible for all day-to-day operations of the Company, business development and other management functions.

     The Company also utilizes the services of consultants and independent contractors to supplement the resources of its employee from time to time. These consultants include scientific and laboratory personnel, accountants, attorneys and an individual who has previous CFO experience in the biotechnology industry. Some of these consulting positions may be converted to full time employment if and when the Company's business requires and resources permit.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. The Company leases its office and laboratory space, consisting of 720 square feet, at 12635 East Montview Boulevard, Suite 218, Aurora, CO 80010. The lease is a full service lease allowing Company personnel access to common areas, conference rooms and use of certain laboratory equipment. The space is being leased on a month-to-month informal basis. Management believes that this space is adequate for the needs of the Company for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     There are currently no legal matters or other regulatory procedures pending or, to the knowledge of our management, threatened that involve the Company or its property or any of the principal shareholders or officers or directors in their capacities as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) Market Information

     The following information sets forth the high and low bid price for the Company's common stock for each quarter within the last two fiscal years. The Company's common stock is traded over-the-counter and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The following information was obtained from The Nasdaq Stock Market, Inc. The prices set forth below do not include retail mark-ups, mark-downs or commissions, and may not represent prices at which actual transactions occurred.

     Fiscal Quarter Ended           High             Low
     --------------------           ----             ---

     2002

     January 31                    $0.32             0.11
     April 30                       0.22             0.11
     July 31                        0.18             0.06
     October 31                     0.10             0.05

     2003

     January 31                    $0.05             0.03
     April 30                       0.04             0.04
     July 31                        0.045            0.03
     October 31                     0.2              0.03

     The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

     b) Holders

     As of December 31, 2003, the Company had approximately 1,955 shareholders of record, not including persons who hold their shares in "street name".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis covers our financial condition at year end October 31, 2003, a comparison of our financial condition at that time to year end 2002, our results of operation for the year ended October 31, 2003 and a comparison of those results to the year ended October 31, 2002. This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report. The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

Liquidity and Capital Resources

October 31, 2003
----------------

     The Company continues to have a shortage of working capital and liquidity and reported a negative net worth at October 31, 2003. At fiscal year end October 31, 2003, the Company had a working capital deficit of $179,154, representing a decrease of $122,061 from fiscal year end October 31, 2002. Current assets decreased $6,206 from year-end 2002 to 2003 while total assets decreased $125,281 during that time, the former from cash spent on operations while the latter was predominantly due to the write-down of impaired assets. Current liabilities increased $115,855 from year-end 2002 to 2003 while total liabilities increased $113,758, each predominantly from accrued debt and deferred salary to the Company's president. This working capital has been further reduced subsequent to year-end.

     During the fiscal year ended October 31, 2003, the Company's operations used $7,503 of cash, while during 2002 the Company used $178,540 in cash. The sharp decrease in cash usage reflects the minimal cash available to the Company. The Company anticipates needing approximately equivalent capital to fund operations at the present minimal levels during 2004. Operating expenses have been minimized by deferral of salary and reduction of operating expenses to fund only essential needs. The Company's present operations require approximately $5,000/month in cash. All of our cash requirements during 2003 were funded or guaranteed by our president, and there is no assurance that source of funding will continue.

     The Company had $54,000 in available credit with $27,757 in unused credit at fiscal year end 2003. Additional credit has been obtained and balances due have increased since then. The Company must continue to service debt and the President personally guarantees most of the Company debt. Given these conditions, management believes that there is sufficient capital in the form of debt to maintain operations through approximately the end of second quarter 2004. After that, and failing receipt of additional capital, the Company will be forced to suspend operations.

     The Company remains dependent on receipt of additional cash to implement its business plan and generate revenue in the future. The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2003 includes a qualification that the Company may not continue as a going concern. In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors. See note A to the financial statements attached to this report for a more complete description of this contingency.

     The Company continues to seek funding to maintain its operations and a primary focus at the present time is the sale of VITROCELL(TM) products. These products have now been launched and the Company's marketing and sales plan is primarily focused on biotechnology and pharmaceutical firms that commercialize human glycoproteins and vaccines (See Item I: Section A: Human Cell Lines and Related Products and Technology). These products do not require FDA approval prior to marketing. Continued development of products requiring FDA approval prior to marketing such as VITROPIN-V(TM) requires substantially more financial resources than are presently available to the Company. The Company is presently engaged in discussions with pharmaceutical companies that have expressed interest in the commercialization of the Company's fertility drugs. Management is pursuing these and other opportunities with the objective of establishing strategic alliances to fund further fertility drug development and commercialization.

     Management has also reduced current spending levels by reducing administrative expenses and expenditures related to research activities while maintaining essential operational activities. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

October 31, 2002
----------------

     At fiscal year end October 31, 2002, the Company had working capital deficit of $57,093, consisting of current assets of $11,247 and current liabilities of $68,340. This represents a decrease in working capital of $216,078 from October 31, 2001. The decrease in working capital resulted from cash spent on operations.

     During fiscal 2002, the Company relied on funds from the sale of assets and debt financing, to meet it working capital requirements.

     Total assets decreased from year-end 2001 to year-end 2002, primarily as a result of the cash spent on operations. Total assets decreased by $173,996 from $398,366 at October 31, 2001 to $224,370 at October 31, 2002. Shareholders' equity decreased by a similar amount during this period.

Results of Operations

Year Ended October 31, 2003
---------------------------

     During the year ended October 31, 2003, the Company realized a net loss of $262,278, or $.03 per share, with no revenue. These results are substantially equivalent to fiscal 2002. A significant portion of the loss in 2003 was due to a write-off for impairment of intangible assets, $111,104. The Company determined that expenses related to FSH purification patents that were previously capitalized (less depreciation) or deferred were unlikely to be recovered in subsequent operations because of diminished marketability of VITROPIN(TM), the Company's purified urinary FSH product. Accounting issues related to this impairment are described in Note A to the financial statements and factors affecting the marketability of urinary-derived FSH are discussed in
Item I, Section B, Commercialization and Development Plan. Without the write-down of assets, the net loss would have been $151,174, which reflects the actual result of operations.

     The loss from operations has diminished in the past three years from $394,688 in 2001, $278,879 in 2002 to $154,775 in 2003 (without the asset write-down) while the Company sustained an R&D program resulting in the launch of the VITROCELL(TM) product line in 2003. The continual reduction in operating losses is attributable to management's efforts to increase operational efficiency in light of reduced available capital.

     Management does not anticipate that the Company should expect revenue from its fertility drugs in the foreseeable future. Commercialization of these products depends on significant funding, further product development including clinical trials, FDA approval, and other conditions prior to commercial sale of any product.

     Management does anticipate revenues from the sale of VITROCELL(TM) products in 2004. It is clear that there is a current and growing market for human cell lines for various medical applications as noted elsewhere in this report. There is apparent interest in the VITROCELL(TM) product line as judged by the response to the Company's initial advertising campaign. Early revenues from VITROCELL(TM) products are likely to be influenced by several factors including acceptance by customers, awareness of the product line, differentiation from competitive products, pricing, service, etc. Management also believes that product line expansion is an important component of revenue generation especially the addition of human pancreatic beta cells, those cells that provide the body with insulin.

     Total operating expenses decreased from fiscal 2002 to fiscal 2003, from $278,879 to $265,879. Without the write-off of FSH patent expenses, operating expenses decreased $121,104 in 2003 compared to 2002. Selling, general and administrative expenses decreased $47,837 primarily as a result of downsizing and the reduction of other expenses. Research and development expenses were also decreased by $60,979.

     Other income decreased from fiscal 2002 to 2003, since the gain on the Goodwin deposit occurred in 2002. Consulting fees of $10,000 were received from a potential partner for commercialization of FSH during 2002.

Year Ended October 31, 2002.
----------------------------

     During the year ended October 31, 2002, the Company realized a net loss of $252,397, or $.03 per share, on no revenue. Revenue for the year ended October 31, 2002 fell by $100,000 from the prior fiscal year, since the Company no longer received grant funds from the NIH.

     Operating expenses dropped substantially from fiscal 2001 to fiscal 2002, from $470,689 to $278,879, as a result of the downsizing of operations. Selling, general and administrative expenses were also decreased by $23,504, primarily due to downsizing. Research and development expenses were also decreased by $155,136 due primarily to lack of NIH grant funding in 2002 and also as a result of downsizing.

     Other income increased from fiscal 2001 to 2002, primarily due to the gain on settlement of the Goodwin deposit of $28,000.

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123" ("SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption ("prospective method"). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented ("retroactive restatement method") or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards ("modified prospective method"). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for our stock-based compensation using the intrinsic value method as proscribed by Accounting Principals Board Option No. 25, "Accounting for Stock issued to Employees" and plan on continuing using this method to account for stock options, therefore, we do not intend to adopt the transition requirements as specified in SFAS 148. We have adopted the new SFAS 148 disclosure requirements.

     The FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", in November 2002 and FIN No. 46, "Consolidations of Variable Interest Entities", in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2003; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

     The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Annual Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

     Patents, Deferred Costs and Amortization

     Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $9,337 and $10,485 for the years ended October 31, 2003 and 2002, respectively.

     Impairment and Disposal of Long-lived Assets

     The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less cost to sell.

     During the year ended October 31, 2003, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $111,104 for the write-off of patents and deferred intellectual property costs.

Recent Sales of Unregistered Securities

     During February 2003, the Company sold 222,222 shares of its common stock to our President for $20,000, or $.09 per share, which equaled the market value of the common stock on the transaction date. During the fourth quarter of our fiscal year, we issued 250,000 options to our President as part of the consideration for loans to the Company during 2003. The options were valued at $0.04/share for purposes of this transaction.

     The Company issued these shares and options directly, and paid no commission in connection with the issuance. The Company relied on the exemptions from registration provided by Section 4(2) of the 1933 Act, as the individual was afforded access to the type of information that would be contained in a registration statement. This individual was aware of the risks of the transaction, and the Company had a pre-existing relationship with this individual.

RISK FACTORS

     This 10-KSB report, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors including those discussed below.

     1. Lack of operating experience. The Company, its officers and employees, have no experience in the operation of a biotherapeutic operation. While the Company has attempted to mitigate this deficiency by adding individuals experienced in pharmaceutical operations to its Board of Directors, its Scientific Advisory Board and as consultants to the Company, there is no assurance that the Company will be able to achieve the proficiency needed to: a) manufacture pharmaceutical products, b) perform necessary clinical trials resulting in regulatory approval by the FDA and other regulatory authorities, c) establish strategic alliances or other inter-corporate relationships necessary to outsource specific aspects of the development of a pharmaceutical product, or
d) engage in appropriate marketing strategies to capture any share of the markets targeted by the Company. The independent members of our Board of Directors resigned their positions last year, leaving us only two members. While we will continue our efforts to obtain additional Board representation in an effort to supplement the experience and expertise of our officers, there is no assurance that we will be successful in that endeavor.

     2. Dependence on key personnel. Achievement of the objectives described herein also depends critically upon key personnel who have contributed substantially to the development of the products and technology presently owned by the Company. At present, the Company has no employment contracts with its full-time employee, Dr. James Musick. Neither does the Company maintain "key man" life insurance. Dr. Musick has contributed substantially to the development of the products to treat infertility and cellular immortalization. Loss of his services could adversely impact the successful commercialization of the Company's products.

     3. Effects of potential litigation. The Company is subject to potential litigation as by class action of its shareholders regarding reduction in the market value of the Company's stock, hostile takeover efforts, product liability claims and other claims of legal wrongdoing by the Company. During 2000, a major shareholder attempted to exert control over the Company and threatened litigation if its demands were not met. The Company successfully negotiated a compromise with the shareholder resulting in the restructuring of the Company and satisfaction of the shareholder demands. However, there are other potential legal challenges that the Company may be subjected to and such actions could divert resources from the pursuit of the business objectives of the Company and compromise achievement of these goals.

     4. Dependence on third party manufacturers. The Company does not have the resources necessary for manufacture of therapeutic products to required FDA guidelines. As a result, the Company has decided to outsource such manufacturing, called GMP manufacturing, to third parties who serve as contract manufacturers. Thus, the Company is at risk as to the quality of manufacturing by its chosen contractors. While the Company engages in careful scrutiny of its potential manufacturers to ensure high quality and FDA compliance, there is no assurance that the contractor will perform to FDA guidelines. Also, efficiency is a central issue underlying the Company's profits and manufacturing efficiency will not be entirely under the control of management of the Company when contractors are used for GMP manufacture of the Company's products.

     5. Lack of liquidity in the Company's securities. There is presently limited liquidity in the public stock of the Company as indicated by relatively low price of the Company's stock and a relatively low volume of trading. This limited liquidity is related in part to the fact that the Company's securities are traded on the OTC bulletin board and are considered "penny stocks". Such limited liquidity of the Company's securities may limit the funding abilities of the Company that are related to equity transactions.

     6. Dependence on regulatory approvals. Prior to the marketing and sale of the Company's fertility drug products, regulatory approval is essential. While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products. The absence of regulatory approval essentially blocks the commercialization of the Company's products.

     7. Some R&D activities of the Company depend on fetal tissue research. Research using fetal tissue is controversial. The Company faces risks because of fetal tissue research, such as a potential federal ban of fetal tissue research that would preclude federal funding of such research. The Company also faces opposition to its research by anti-abortion groups.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     There have been no changes in or disagreements with our independent accountants during the last two fiscal years.

Item 8A. Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of October 31, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required to be included in our periodic filing with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     The following individuals presently serve as officers and directors of the
Company:

     Name                       Age         Position
     ----                       ---         --------

     James R. Musick, Ph.D      57          President, Chief Executive Officer
                                            and Director

     Erik D. Van Horn           35          Vice President and Director

     James T. Posillico, Ph.D.  58          Director


     Directors of the Company serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the will of the Board of Directors. As shown above, our officers are also presently directors of the Company.

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

     JAMES T. POSILLICO, Ph.D. was appointed to the Board of Directors on November 3, 2003. Dr. Posillico has over 20 years experience in the commercialization of women's health care products including devices and drugs for treatment of infertility. Dr. Posillico received his Ph.D. in endocrinology from Duke University Medical Center in 1982 and performed post-doctoral training at Harvard Medical School, where he also served as Assistant Professor in the Departments of Medicine and Biochemistry from 1986 to 1991. Dr. Posillico is presently the Chief Scientific Officer for Cooper Surgical, Inc., listed on the New York Stock Exchange; a provider of medical devices and products located in Trumbull, Connecticut, a position he has occupied since 2002. From 1997 to 2002, Dr. Posillico founded and managed a medical product and device firm, SAGE Biopharma that specialized in providing support to assisted reproductive technologies including in-vitro fertilization.

     The Company has not established a code of ethics for its principal executive officers due to the cost of such procedure, but may consider adopting such code in the future as its resources permit.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934
------------------------------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5 filed with the SEC, and written representations regarding beneficial ownership reporting submitted to the Company, since the filing of our last Form 10-KSB, none of our officers, directors or the beneficial owner of ten percent or more of our outstanding securities has failed to file any report required by Section 16 of the 1934 Act on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes the total compensation of the chief executive officer; any person who served as the chief executive officer during the last fiscal year, and any other executive officers whose compensation from the Company exceeded $100,000 during that period (the "Named Officers"):

                              SUMMARY COMPENSATION

                                                        Long Term Compensation
                                                        ----------------------
                                                               Securities
                            Year Ended   Annual Compensation   Underlying
Name                        October 31,        Salary           Options
----                        -----------        ------           -------

James R. Musick, President     2003           $57,708(1)           0
and Chief Executive Officer    2002           $57,708              0
                               2001           $57,708              0

----------
1 Excludes options to purchase 250,000 shares of the Company's common stock issued in connection with loans made by such individual to the Company. See, "-Option Grants" below.

Compensation of Directors
-------------------------

     During 2003, the sole member of the Board of Directors who was not a full time employee of the Company was compensated at $200/hour for services as a Director. Such services were exclusively for the attendance to Board of Directors meetings related to conduct of the Company's business. The Board may reevaluate this compensation in the future, especially as it relates to actions taken by the Company's Board of Directors during fiscal year 2004. Each director is also entitled to reimbursement for reasonable and necessary expenses incurred on behalf of the Company.

     During 2003, the Board also cancelled a total of 165,000 stock options that had been previously granted to three outside directors who served as Directors of the Company from August 2000 through April 2002. Such options were issued under the Company's 2000 Equity Incentive Plan that provides for the exercise of effective options by grantees within three months of the termination of services to the Company but not thereafter. The Company provided the previous outside directors with sufficient time and notification to exercise these options.

Option Grants For 2003
----------------------

     On September 2, 2003, the Company granted its President options to purchase 250,000 shares of the Company's common stock with an exercise price equal to the common stock market 1value on the date of grant, or $0.04 per share. The option is exercisable until September 2013 and was issued as part consideration for loans made to the Company by the President.

Year End Option Values
----------------------

     The following table sets forth the value of unexercised options held by the Named Officers at October 31, 2003. The price of the Company's common stock on October 31, 2003 was $.18 per share.

                  Shares                       Number of             Value of unexercised
                  Acquired      Value          Unexercised Options   in-the-money options
Name              on Exercise   Realized ($)   at fiscal year end    at fiscal year end
-----------------------------------------------------------------------------------------

James R. Musick   0             0              415,181               $34,875(1)

----------
1    Based upon the difference between the average exercise price of $.096 and the last reported sale price of the Company's common stock of $.18 per share on October 31, 2003.

                                       21

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

     The Plan is dministered by the Company's Board of Directors, which may delegate its authority to a committee of the Board of Directors. The Board of Directors has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the Plan. In making such determinations, the Board of Directors may take into account the recipient's current and potential contributions and any other factors the Board of Directors considers relevant. The recipient of an award has no choice regarding the form of a stock award. The Board of Directors is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the administration of the Plan.

     All options granted pursuant to the Plan shall be exercisable at a price not less than the fair market value of the common stock on the date of grant. Unless otherwise specified, the options expire ten years from the date of grant.

     During the year ended October 31, 2003, options to purchase 250,000 shares of our common stock were issued under the Plan. At the fiscal year end, 954,197 options remained outstanding under the Plan and the 1992 Plan, with exercise prices ranging from $.04 to $1.50 per share, or an average exercise price of $.25 per share.

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

     The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner            Number of Shares           %
------------------------------------            ----------------         -----
  Officers and Directors
  ----------------------
    James R. Musick (1, 2)                          2,127,403            22.17%
    12635 E. Montview Blvd.
    Aurora, Colorado 80010

    Erik Van Horn (3)                                534,016              5.57%
    12635 E. Montview Blvd.
    Aurora, Colorado 80010

    James T. Posillico                                 -0-                 -0-
    5 Topping Way
    Chester, New Jersey 07930

    Officers and Directors as a group (1,2,3)       2,661,419            27.74%
     (2 individuals)

    Five Percent Shareholders
    Roger D. Hurst (4)                              1,135,482            11.83%
    8100 Southpark Way
    Unit B-1
    Littleton, CO 80120

    The James R. Musick Trust                       1,390,414            14.49%
    12635 E. Montview Blvd.
    Aurora, Colorado 80010

    Lloyd Hansen                                    1,140,000            11.88%
    2646 S.W. Mapp Rd
    STE #304
    Palm City, FL 34990

    Kristine Brubaker                                764,002              7.96%

----------
1 Includes 31,848 shares of common stock underlying an option exercisable at $.625 until June 6, 2009 and 250,000 shares of common stock underlying an option exercisable at $0.04 until September 2, 2013.

2 Includes 1,390,414 shares held by The James R. Musick Trust, of which Mr. Musick is a trustee and beneficiary.

3 Includes 330,516 shares of common stock underlying options exercisable at prices ranging from $.08 to $.625 and expiring through 2009.

4 Includes 10,386 shares owned by Compion and 3,000 owned by Compion Management Services, Inc., companies in which Mr. Hurst is the sole shareholder.


Changes in Control
------------------

     The Company knows of no arrangement, including the pledge by anyone of any securities of the Company that may result in a change in control.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During September 2003, the president loaned the Company $10,000 for working capital. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $167 at October 31, 2003. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

     During May 2003, the president loaned the Company $10,000 for working capital. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $458 at October 31, 2003. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

     During February 2003, the Company sold 222,222 shares of its common stock to the president of the Company for $20,000, or $.09 per share, which equaled the market value of the common stock on the transaction date.

     On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carries an eight percent interest rate and matured on August 23, 2003. The note is currently in default. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $1,900 at October 31, 2003. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share.

     During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $86,562 as of October 31, 2003 and is included in the accompanying condensed financial statements as "accrued salaries".

     During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through October 31, 2003, the vice president earned $6,100 in compensation, which was allocated against the balance due on the loan. At October 31, 2003, the principal and related accrued interest owed on the loan totaled $7,900 and $751, respectively.

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

9              Not applicable.

10.1(1)        Settlement Agreement and Release dated August 7, 2000

10.2(6)        Equity Incentive Plan dated October 9, 2000

10.3(7)        Promissory note issued by Erik Van Horn to the Company dated May
               7, 2002.

10.4(7) Promissory note issued by the Company to James R. Musick dated August 23, 2002.

10.5(7) Agreement for Liquidation of Shares between the Co. and World Wide Capital Investors dated June 17, 2002.

11             Not applicable.

13             Not applicable.

16             Not applicable.

18             Not applicable.

21             Not applicable.

22             Not applicable

23             Not applicable.

24             Not applicable.

27             Not applicable.

31 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99             Not applicable.

----------
(1) Filed as an Exhibit to Form 8-K dated August 7, 2000 and incorporated herein by reference.

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

(7)  Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2002.


(b)  Reports on Form 8-K.

     The Company filed no Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company currently has no audit committee of the Board of Directors, and is not required to maintain such a committee since its stock is not quoted on Nasdaq or traded on any national securities exchange. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.

Audit Fees

     The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of $ 4,500 in fees for an audit of its 2003 financial statements.

Audit Related Fees

     The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of $ 2,670 in fees for review of its quarterly financial statements for the first three quarters of the 2003 fiscal year.

All Other Fees

     The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of $700 in fees in connection with the filing of corporate income tax returns for 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 4th day of February, 2004.

                                           VITRO DIAGNOSTICS, INC.


                                           By: /s/ James R. Musick
                                           -------------------------------------
                                           James R. Musick, President,
                                           Chief Executive Officer

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                       Title                          Date
----------                       -----                          ----


/s/ James R. Musick              President, Chief Executive     February 4, 2004
----------------------------     Officer and Director
James R. Musick



/s/ Erik D. Van Horn             Vice President and Director    February 4, 2004
----------------------------
Erik D. Van Horn



/s/ James T. Posillico           Director                       February 4, 2004
----------------------------
James T. Posillico

                             VITRO DIAGNOSTICS, INC.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent auditors' report................................................ F-2
Balance sheet at October 31, 2003........................................... F-3
Statements of operations for the years ended
     October 31, 2003 and 2002.............................................. F-4
Statement of changes in shareholders' deficit for
     the two years ended October 31, 2003 and 2002.......................... F-5
Statements of cash flows for the years ended
     October 31, 2003 and 2002.............................................. F-6
Notes to financial statements............................................... F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Vitro Diagnostics, Inc.:


We have audited the balance sheet of Vitro Diagnostics, Inc. as of October 31, 2003, and the related statements of operations, changes in shareholders' deficit, and cash flows, for each of the years in the two-year period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered significant operating losses since inception and has a working capital deficit at October 31, 2003, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the Summary of Significant Accounting Policies, the Company capitalized deferred costs totaling $61,230 for patent applications as of October 31, 2003. Recovery of the deferred costs is dependent on the issuance of those patents and the subsequent realization of income therefrom. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
January 13, 2004


                                      VITRO DIAGNOSTICS, INC.
                                           Balance Sheet
                                         October 31, 2003

Assets
Current assets:
     Inventory .....................................................................   $     1,297
     Prepaid expenses ..............................................................         3,744
                                                                                       -----------
                                                                Total current assets         5,041

Equipment, net of accumulated depreciation of $2,283 ...............................         3,714
Equipment under capital lease, net of accumulated depreciation of $12,273 ..........         2,963
Patents, net of accumulated amortization of $3,176 (Note A) ........................        26,141
Deferred costs (Note A) ............................................................        61,230
                                                                                       -----------

                                                                        Total assets   $    99,089
                                                                                       ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on note payable (Note E) ...................................   $     5,210
     Current maturities on capital lease obligation (Note E) .......................         3,180
     Bank overdraft ................................................................           822
     Accounts payable ..............................................................        35,112
     Note payable to officer (Note B) ..............................................        40,000
     Accrued interest payable to officer (Note B) ..................................         2,525
     Accrued salaries (Note B) .....................................................        86,562
     Line of credit (Note D) .......................................................         6,284
     Other accrued expenses ........................................................         4,500
                                                                                       -----------
                                                           Total current liabilities       184,195

Long-term debt (Note E):
     Note payable, less current maturities .........................................         1,084
     Capital lease obligation, less current maturities .............................         6,368
                                                                                       -----------
                                                                   Total liabilities       191,647
                                                                                       -----------


Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding ..........................................          --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        9,460,972 shares issued and outstanding ....................................         9,461
     Additional paid-in capital ....................................................     4,372,138
     Officer loan to exercise options, including $751 of accrued interest (Note B) .        (8,651)
     Stock options - 954,197 outstanding ...........................................         8,003
     Accumulated deficit ...........................................................    (4,473,509)
                                                                                       -----------
                                                         Total shareholders' deficit       (92,558)
                                                                                       -----------
                                                                                       $    99,089
                                                                                       ===========

                          See accompanying notes to financial statements


                                        VITRO DIAGNOSTICS, INC.
                                       Statements of Operations

                                                                               For the Years Ended
                                                                                   October 31,
                                                                           --------------------------
                                                                               2003           2002
                                                                           -----------    -----------
Operating costs and expenses:
     Research and development ..........................................   $   108,825    $   169,804
     Selling, general and administrative ...............................        45,950         93,787
     Stock-based compensation (Note F):
        Stock-based compensation: legal fees ...........................          --            2,775
        Stock-based compensation: SAB director services ................          --            2,100
        Stock-based compensation: consulting services ..................          --            1,200
     Impairment of intangible assets (Note A) ..........................       111,104          9,213
                                                                           -----------    -----------
                                      Total operating costs and expenses       265,879        278,879
                                                                           -----------    -----------
                                                    Loss from operations      (265,879)      (278,879)

Other income (expense):
     Gain on settlement of Goodwin deposit (Note G) ....................          --           28,000
     Consulting fees ...................................................        10,000           --
     Interest income, officer loan (Note B) ............................           461            290
     Interest income ...................................................          --              930
     Interest expense ..................................................        (6,860)        (2,738)
                                                                           -----------    -----------
                                                Loss before income taxes      (262,278)      (252,397)

Provision for income taxes (Note C) ....................................          --             --
                                                                           -----------    -----------

                                                                Net loss   $  (262,278)   $  (252,397)
                                                                           ===========    ===========

Basic and diluted net loss per common share ............................   $     (0.03)   $     (0.03)
                                                                           ===========    ===========
Shares used in computing basic and diluted net loss per common share ...     9,366,955      8,989,519
                                                                           ===========    ===========





                            See accompanying notes to financial statements


                                           VITRO DIAGNOSTICS, INC.
                                Statement of Changes in Shareholders' Deficit


                                                            Preferred Stock               Common Stock
                                                       -------------------------   -------------------------
                                                          Shares       Amount        Shares       Par Value
                                                       -----------   -----------   -----------   -----------
                           Balance, October 31, 2001          --     $      --       8,811,607   $     8,812

Common stock issued to a consultant for
   Security Advisory Board service (Note F) ........          --            --          10,000            10
Common stock options granted in exchange
   for services (Note F) ...........................          --            --            --            --
Common stock sold to an officer at
   $.18 per share (Note B) .........................          --            --         200,000           200
Common stock options exercised by an
   officer and paid for with a loan from the
   Company (Note F) ................................          --            --         200,000           200
Common stock issued to a consultant for
   market research services (Note F) ...............          --            --          17,143            17
Officer compensation charged against the
   loan to officer (Note B) ........................          --            --            --            --
Interest accrued on officer's equity loan (Note B) .          --            --            --            --
Net loss for the year ended October 31, 2002 .......          --            --            --            --
                                                       -----------   -----------   -----------   -----------
                           Balance, October 31, 2002          --            --       9,238,750         9,239

Common stock sold to an officer at
   $.09 per share (Note B) .........................          --            --         222,222           222
Officer compensation charged against the
   loan to officer (Note B) ........................          --            --            --            --
Interest accrued on officer's equity loan (Note B) .          --            --            --            --
Net loss for the year ended October 31, 2003 .......          --            --            --            --
                                                       -----------   -----------   -----------   -----------
                           Balance, October 31, 2003          --     $      --       9,460,972   $     9,461
                                                       ===========   ===========   ===========   ===========

Table continues on following page.


                                                  VITRO DIAGNOSTICS, INC.
                                 Statement of Changes in Shareholders' Deficit (Continued)


                                                                       Loan to
                                                                       Officer
                                                       Additional    to Exercise
                                                         Paid-in        Stock          Stock      Accumulated
                                                         Capital       Options        Options       Deficit         Total
                                                       -----------   -----------    -----------   -----------    -----------
                           Balance, October 31, 2001   $ 4,299,487   $      --      $     5,228   $(3,958,834)   $   354,693

Common stock issued to a consultant for
   Security Advisory Board service (Note F) ........         2,090          --             --            --            2,100
Common stock options granted in exchange
   for services (Note F) ...........................          --            --            2,775          --            2,775
Common stock sold to an officer at
   $.18 per share (Note B) .........................        35,800          --             --            --           36,000
Common stock options exercised by an
   officer and paid for with a loan from the
   Company (Note F) ................................        13,800       (14,000)          --            --             --
Common stock issued to a consultant for
   market research services (Note F) ...............         1,183          --             --            --            1,200
Officer compensation charged against the
   loan to officer (Note B) ........................          --           2,400           --            --            2,400
Interest accrued on officer's equity loan (Note B) .          --            (290)          --            --             (290)
Net loss for the year ended October 31, 2002 .......          --            --             --        (252,397)      (252,397)
                                                       -----------   -----------    -----------   -----------    -----------
                           Balance, October 31, 2002     4,352,360       (11,890)         8,003    (4,211,231)       146,481

Common stock sold to an officer at
   $.09 per share (Note B) .........................        19,778          --             --            --           20,000
Officer compensation charged against the
   loan to officer (Note B) ........................          --           3,700           --            --            3,700
Interest accrued on officer's equity loan (Note B) .          --            (461)          --            --             (461)
Net loss for the year ended October 31, 2003 .......          --            --             --        (262,278)      (262,278)
                                                       -----------   -----------    -----------   -----------    -----------
                           Balance, October 31, 2003   $ 4,372,138   $    (8,651)   $     8,003   $(4,473,509)   $   (92,558)
                                                       ===========   ===========    ===========   ===========    ===========


                                      See accompanying notes to financial statements

                                                       F-5 (Continued)

                                          VITRO DIAGNOSTICS, INC.
                                         Statements of Cash Flows

                                                                                    For the Years Ended
                                                                                         October 31,
                                                                                   ----------------------
                                                                                      2003         2002
                                                                                   ---------    ---------
Cash flows from operating activities:
     Net loss ..................................................................   $(262,278)   $(252,397)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization ..........................................      15,456       16,587
        Stock-based compensation for common stock issued and
           stock options granted in exchange for services (Note F) .............        --          6,075
        Impairment of intangible assets (Note A) ...............................     111,104         --
        Interest income recognized on Officer's equity loan (Note B) ...........        (461)        (290)
        Services charged against Officer's equity loan (Note B) ................       3,700        2,400
     Changes in current assets and current liabilities:
        (Increase) decrease in accounts receivable, inventories,
           prepaid expenses and deposits .......................................      (1,297)         667
        Increase (decrease) in accounts payable, accrued expenses
           and payroll taxes payable ...........................................      93,177       15,190
                                                                                   ---------    ---------
Net cash used in operating activities ..........................................     (40,599)    (211,768)
                                                                                   ---------    ---------

Cash flows from investing activities:
     Purchases of property and equipment .......................................       (481)       (2,706)
     Payments for patents and deferred costs ...................................     (7,004)      (19,092)
                                                                                   ---------    ---------
Net cash used in investing activities ..........................................     (7,485)      (21,798)
                                                                                   ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of notes payable (Note B) ..........................      20,000       20,000
     Principal payments on notes payable .......................................      (1,802)        --
     Proceeds from line of credit ..............................................       9,400        1,400
     Principal payments on line of credit ......................................      (4,360)        (156)
     Principal payments on capital lease .......................................      (2,657)      (2,218)
     Sale of common stock ......................................................      20,000       36,000
                                                                                   ---------    ---------
Net cash provided by (used in) financing activities ............................      40,581       55,026
                                                                                   ---------    ---------

                                                              Net change in cash      (7,503)    (178,540)
Cash, beginning of year ........................................................       7,503      186,043
                                                                                   ---------    ---------
                                                               Cash, end of year   $    --      $   7,503
                                                                                   =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest ...............................................................   $   4,635    $   2,738
                                                                                   =========    =========
        Income taxes ...........................................................   $    --      $    --
                                                                                   =========    =========

     Non-cash investing and financing transactions:
        Promissory note issued in exchange for payables (Note E) ...............   $   8,096    $    --
                                                                                   =========    =========
        Officer loan to exercise stock options (Note B) ........................   $    --      $  14,000
                                                                                   =========    =========


                              See accompanying notes to financial statements

                                                    F-6

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


NOTE A: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The Company was incorporated under the laws of Nevada on March 31, 1986. From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing and marketing of purified human antigens ("Diagnostics") and the development of therapeutic products ("Therapeutics") and related technologies. The Company's sales were solely attributable to the manufacturing of the purified human antigens.

Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development and related technologies. The Company's target area for its therapeutic products is the treatment of human infertility. The Company has been granted three patents for its process to manufacture VITROPIN(TM) VITROPIN(TM) is a highly purified urinary follicle-stimulating hormone ("FSH") preparation produced according to the Company's patented purification process. The Company is developing additional FSH-related drugs including VITROPIN-V(TM), and has developed a prototype syringe for administration of fertility drugs called VITROJECT(TM)

The Company has also been granted a patent for its proprietary technology related to the immortalization of human cells. This technology is can be used in a variety of commercial applications including the treatment of degenerative diseases and drug discovery.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered significant losses since inception and has a working capital deficit at October 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended October 31, 2003 and 2002, the president has loaned the Company funds for working capital on an "as needed" basis. There is no assurance that these loans will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company's cell immortalization technology and the Company's fertility drugs. Management will pursue these and other opportunities with the objective of establishing strategic alliances to fund further fertility drug development and commercialization. Also, the Company recently launched a new product line, VITROCELL(TM), consisting of novel human cell lines for research and development. These products represent unique opportunities for researchers to utilize proliferating human cell lines for a variety of research applications including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary gland. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company's operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


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

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at October 31, 2003.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets' estimated useful lives using the straight-line method. Depreciation expense totaled $6,119 and $6,102 for the years ended October 31, 2003 and 2002, respectively.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Patents, deferred costs and amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $9,337 and $10,485 for the years ended October 31, 2003 and 2002, respectively. The Company's patents and deferred costs consisted of the following at October 31, 2003:

   Patent
   Method for purifying "FSH" (3 patents) ................................   $   --
         These patents detail methods to manufacture highly purified FSH from various sources including human cells and animal extracts of pituitary glands.
   Immortalized cell lines and methods of making the same (1 patent) .....     29,317
         This patent is for proprietary technology related to the
         immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery.
   Less: accumulated amortization ........................................     (3,176)
                                                                             --------
                                                                             $ 26,141
                                                                             ========


                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


   Deferred costs
   Method for purifying "FSH", continuation-
      in-part application ................................................   $   --
         This patent application is a continuation on the above patents previously obtained by the Company that seeks to expand
         protection of its issued patent.  The patent application was also filed in the United Kingdom, Canada, Australia, and in the
         European Patent office.
   Immortalization of human cell lines (VITROPIN-V(TM)) ..................     21,872
         This patent application is a continuation on the above patent previously obtained by the Company that seeks to expand
         protection of its issued patent.  The patent application was also filed in the United Kingdom, Canada, Australia, New Zealand,
         Israel, and in the European Patent office.
   Multi-dose syringe driver (VITROJECT(TM)) .............................     39,358
         Patent application for a device designed to administer injections more easily and economically.
                                                                             --------
                                                                             $ 61,230
                                                                             ========

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

During the year ended October 31, 2003, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $111,104 for the write-off of patents and deferred intellectual property costs as follows:

                                                       Accumulated
                                                       Amortization  Book Value             Book Value at
                                            Original     Through      Prior to      Asset     October 31,
               Description                    Cost    April 30, 2003 Impairment  Impairment      2003
-----------------------------------------   --------- -------------- ----------  ----------   ---------
Patents:
Method for purifying FSH (3 patents) ....   $ 128,089   $ (29,328)   $  98,761   $ (98,761)   $    --

Deferred Intellectual Property Costs:
Continuation-in-part application
   related to FSH patents ...............      10,339        --         10,339     (10,339)        --
Other patent application costs ..........       2,004        --          2,004      (2,004)        --
                                            ---------   ---------    ---------   ---------    ---------
                                   Totals   $ 140,432   $ (29,328)   $ 111,104   $(111,104)   $    --
                                            =========   =========    =========   =========    =========

                                      F-9

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


During the year ended October 31, 2002, the Company allowed 2 patent applications to expire. The costs associated with those patent applications totaled $9,213 and were expensed in the accompanying financial statements.

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

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Common stock options outstanding at October 31, 2003 were not included in the diluted loss per share as all 954,197 options were anti-dilutive. Therefore, basic and diluted losses per share at October 31, 2003 were equal.

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

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


NOTE B: RELATED PARTY TRANSACTIONS

During September 2003, the president loaned the Company $10,000 for working capital. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $167 at October 31, 2003. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

During May 2003, the president loaned the Company $10,000 for working capital. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $458 at October 31, 2003. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

During February 2003, the Company sold 222,222 shares of its common stock to the president of the Company for $20,000, or $.09 per share, which equaled the market value of the common stock on the transaction date.

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carries an eight percent interest rate and matured on August 23, 2003. The note is currently in default. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $1,900 at October 31, 2003. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share.

During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $86,562 as of October 31, 2003 and is included in the accompanying condensed financial statements as "accrued salaries".

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through October 31, 2003, the vice president earned $6,100 in compensation, which was allocated against the balance due on the loan. At October 31, 2003, the principal and related accrued interest owed on the loan totaled $7,900 and $751, respectively.

During February 2002, the Company sold 200,000 shares of its common stock to the president of the Company for $36,000, or $.18 per share, which equaled the market value of the common stock on the transaction date.

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


                                                                 October 31,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
U.S. federal statutory graduated rate ....................    32.30%     32.04%
State income tax rate, net of federal benefit ............     3.14%      3.15%
Net operating loss for which no tax benefit
   is currently available ................................   -35.44%    -35.19%
                                                             -------    -------
                                       Effective rate ....     0.00%      0.00%
                                                             =======    =======


At October 31, 2003, deferred taxes consisted of a net tax asset of $1,137,294, due to operating loss carryforwards of $3,063,597, which was fully allowed for in the valuation allowance of $1,137,294. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended October 31, 2003 and 2002 were $92,946 and $88,813, respectively. The change in the valuation allowance from October 31, 2002 through October 31, 2003 was $92,946. Net operating loss carryforwards will expire through 2023.

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

NOTE D: LINE OF CREDIT

The Company has a $10,000 line of credit of which $3,716 was unused at October 31, 2003. The interest rate on the credit line was thirteen percent at October 31, 2003. Principal and interest payments are due monthly.

The Company also has three credit cards with a combined credit limit of $44,000, of which $27,757 was unused at October 31, 2003. The interest rates on the credit cards range from 2.9 percent to 19 percent as of October 31, 2003.

NOTE E: LONG-TERM DEBT

Note Payable

During August 2003, the Company converted liabilities owed to its attorney into an $8,096 promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. The Company paid $1,802 against principal and $198 toward interest expense through October 31, 2003. As of October 31, 2003, the Company owed $6,294 on the note. Future maturities of the note are as follows:

                Year ended October 31,
                ----------------------
                        2004 ...................  $  5,210
                        2005 ...................     1,084
                                                  --------
                                                  $  6,294
                                                  ========

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


Capital Lease Obligation

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

                   Year ended October 31,
                   ----------------------
                         2004 ..................   $  4,657
                         2005 ..................      4,657
                         2006 ..................      2,716
                                                   --------
                                                     12,030
                    Less: imputed interest .....     (2,482)
                                                   --------
                    Present value of net minimum
                       lease payments ..........   $  9,548
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

During December 2001, the Company issued 10,000 shares of its common stock to an individual in exchange for services provided to the Company's Scientific Advisory Board ("SAB") The transaction was valued at the market price of the stock on the date of issuance, which was $.21 per share. As a result, the Company recognized a stock-based compensation expense totaling $2,100 based on the fair value of the common stock.

Incentive plans

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

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


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

                           Options Outstanding and Exercisable  Weighted Average
                           -----------------------------------  ----------------
                                Number of   Exercise Price       Exercise Price
                                 Shares        Per Share            Per Share
                                ---------   ---------------      --------------
Balance at October 31, 2001 ...  800,364     $.07 to $1.50           $ 0.35
   Options granted ............  173,833     $.075 to $.21           $ 0.09
   Options exercised .......... (200,000)        $0.07               $ 0.07
   Options expired ............  (70,000)        $0.20               $ 0.20
                                --------                            --------

Balance at October 31, 2002 ...  704,197    $.075 to $1.50           $ 0.35
   Options granted ............  250,000         $0.04               $ 0.04
   Options exercised ..........     --           $0.00               $  --
   Options expired ............     --           $0.00               $  --
                                --------                            --------

Balance at October 31, 2003 ...  954,197     $.04 to $1.50           $ 0.25
                                ========


Stock options - employees

During the year ended October 31, 2003, the Company granted 250,000 options to its president with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of October 31, 2003 were $.04 and $.04, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the fiscal year ended October 31, 2003 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

       Risk-free interest rate..............................     2.00%
       Dividend yield.......................................     0.00%
       Volatility factor....................................   785.38%
       Weighted average expected life.......................  5 years

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


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

                                                 For the Years Ended
                                                     October 31,
                                                ---------------------
                                                  2003          2002
                                                ---------   ---------
        Net loss, as reported ...............   $(262,278)  $(252,397)
                                                =========   =========

        Pro forma net loss ..................   $(272,278)  $(262,708)
                                                =========   =========

        Basic and diluted net loss per common
           share, as reported ...............   $   (0.03)  $   (0.03)
                                                =========   =========

        Pro forma basic and diluted net loss
           per common share .................   $   (0.03)  $   (0.03)
                                                =========   =========

Stock options - non-employees

During the year ended October 31, 2002, the Company granted its SEC attorney options to purchase 27,000 shares of the Company's common stock. The options' exercise prices range from $.12 to $.21 and expire between December 11, 2011 and May 7, 2012. The Company determined the fair value of the options in accordance with SFAS 123 and recorded stock-based compensation expense of $2,775 in the accompanying financial statements.

NOTE G: GOODWIN DEPOSIT

On June 18, 2001, the Company negotiated the repayment of a $24,000 deposit for future services paid to Goodwin Biotechnology, Incorporated ("Goodwin") Under the repayment settlement, Goodwin agreed to repay the Company $25,000.

On October 22, 2001, the Company filed a complaint in Arapahoe County, Colorado District Court against Goodwin for breach of contract. On January 10, 2002, the Arapahoe County Court issued a judgment in the amount of $29,177 (including interest and attorney fees) The judgment also carries an annual interest rate of 18 percent. The amount expected to be collected under the judgement could not be estimated. The $24,000 deposit was written off as of October 31, 2001 resulting in a loss of $24,000, which is included in the accompanying financial statements as "loss on write-off of Goodwin deposit".

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


During February 2002, the Company received $28,000 toward the payment of the judgment filed on January 10, 2002 against Goodwin Biotechnology, Incorporated. The Satisfaction of Judgment was filed in Arapahoe County, Colorado District Court on March 5, 2002. The $28,000 is included in the accompanying financial statements as "gain on settlement of Goodwin deposit".

NOTE H: SUBSEQUENT EVENT

On November 14, 2003, the Company's president paid $10,000 to exercise options to purchase 133,333 shares of the Company's common stock. Following the transaction, the Company had 820,864 options outstanding and exercisable.