Form 10QSB
period 2004-01-31
VITRO DIAGNOSTICS INC
filed 2004-03-15
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended January 31, 2004

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
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ___

     The number of shares outstanding of the issuer's class of common equity as of January 31, 2004 was 9,594,305.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1.   Condensed Balance Sheet, January 31, 2004 (unaudited)            3

          Condensed Statements of Operations for the three
          months months ended January 31, 2004 and 2003
          (unaudited)                                                      4

          Condensed Statements of Cash Flows for the three
          months ended January 31, 2004 and 2003 (unaudited)               5

          Notes to the Condensed Unaudited Financial Statements            6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                        9

PART II - OTHER INFORMATION

Item 3.   Controls and Procedures                                         11
Item 5.   Other Information                                               11

Signatures                                                                11

Item 6.   Index to Exhibits                                               12

Part I. Item 1. Financial Information
-------        ----------------------

                            VITRO DIAGNOSTICS, INC.

                            Condensed Balance Sheet
                                  (Unaudited)

                                January 31, 2004

ASSETS
Current assets:
      Cash .....................................................    $     1,761
      Inventory ................................................          1,297
      Prepaid expenses .........................................          3,744
                                                                    -----------
                                            Total current assets          6,802

Equipment, net .................................................          5,696
Patents, net ...................................................         25,408
Deferred intellectual property costs ...........................         62,045
                                                                    -----------

                                                                    $    99,951
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Current maturities on capital lease obligation (Note F) ..    $     3,327
      Accounts payable .........................................         11,802
      Indebtedness to officer (Note B) .........................          3,395
      Note payable (Note E) ....................................          5,375
      Note payable to officer (Note B) .........................         40,000
      Accrued interest payable to officer (Note B) .............          3,425
      Accrued payroll (Note B) .................................        100,989
      Lines of credit (Note D) .................................         43,488
                                                                    -----------
                                       Total current liabilities        211,801

Long-term debt:
      Capital lease obligation, less current
      maturities (Note F) ......................................          5,479
                                                                    -----------
                                               Total liabilities        217,280
                                                                    -----------


Shareholders' deficit (Note G):
      Preferred stock ..........................................           --
      Common stock .............................................          9,594
      Additional paid-in capital ...............................      4,382,005
      Loan to officer to exercise stock options ................         (3,115)
      Stock options - 820,864 outstanding ......................          8,003
      Retained deficit .........................................     (4,513,816)
                                                                    -----------

                                     Total shareholders' deficit       (117,329)
                                                                    -----------


                                                                    $    99,951
                                                                    ===========


       See accompanying notes to unaudited condensed financial statements

                           VITRO DIAGNOSTICS, INC.

                     Condensed Statements of Operations
                                 (Unaudited)

                                                         Three Months Ended
                                                            January 31,
                                                    ----------------------------
                                                       2004            2003
                                                    -----------     ------------
Operating expenses:
     Selling, general and administrative .......    $     9,970     $    18,857
     Research and development ..................         27,609          24,632
                                                    -----------     -----------
                        Total operating expenses         37,579          43,489
                                                    -----------     -----------
                                  Operating loss        (37,579)        (43,489)

Other income (expense):
     Consulting fees ...........................           --            10,000
     Interest income, officer loan (Note B) ....             64             133
Interest expense ...............................         (2,792)         (1,026)
                                                    -----------     -----------
                        Loss before income taxes        (40,307)        (34,382)

Provision for income taxes (Note C) ............           --              --
                                                    -----------     -----------

                                        Net loss    $   (40,307)    $   (34,382)
                                                    ===========     ===========


Basic and diluted loss per common share ........    $     (0.00)    $     (0.00)
                                                    ===========     ===========


Basic and diluted weighted average
     common shares outstanding .................      9,594,305       9,238,750
                                                    ===========     ===========


       See accomanying notes to unaudited condensed financial statements



                                               VITRO DIAGNOSTICS, INC.

                                           Condensed Statements of Cash Flows
                                                      (Unaudited)

                                                                                                          Three Months Ended
                                                                                                              January 31,
                                                                                                     ------------------------------
                                                                                                       2004                  2003
                                                                                                     --------              --------
                                                   Net cash used in operating activities             $(14,790)             $ (5,914)
                                                                                                     --------              --------

Cash flows from investing activities:
     Property and equipment purchases ..................................................                 (601)                 --
     Payments for deferred costs .......................................................                 --                  (2,678)
                                                                                                     --------              --------
                                                   Net cash used in investing activities                 (601)               (2,678)
                                                                                                     --------              --------

Cash flows from financing activities:
     Proceeds from exercised stock options (Note G) ....................................               10,000                  --
     Proceeds from line of credit ......................................................                8,600                 1,800
     Principal payments on line of credit ..............................................                 (706)                  (91)
     Principal payments on capital lease ...............................................                 (742)                 (620)
                                                                                                     --------              --------
                                     Net cash provided by (used in) financing activities               17,152                 1,089
                                                                                                     --------              --------

Net change in cash .....................................................................                1,761                (7,503)
Cash, beginning of period ..............................................................                 --                   7,503
                                                                                                     --------              --------

                  Cash, end of period ..................................................             $  1,761              $   --
                                                                                                     ========              ========

Supplemental disclosure of cash flow information:
   Cash paid during the periodfor:
        Interest .......................................................................             $  1,859              $  1,026
                                                                                                     ========              ========
        Income taxes ...................................................................             $   --                $   --
                                                                                                     ========              ========


                            See accompanying notes to unaudited condensed financial statements

                                                          5

                             VITRO DIAGNOSTICS, INC.


                Notes to Unaudited Condensed Financial Statements

Note A:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2003 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

Indebtedness to officer

During the three months ended January 31, 2004, the Company's president paid $3,395 in expenses on behalf of the Company, which remained unpaid as of January 31, 2004. The $3,395 is included in the accompanying condensed financial statements as "indebtedness to officer".

Notes payable

During September 2003, the president loaned the Company $10,000 for working capital. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $417 at January 31, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

During May 2003, the president loaned the Company $10,000 for working capital. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $708 at January 31, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carries an eight percent interest rate and matured on August 23, 2003. The note is currently in default. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $2,300 at January 31, 2004. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share. The options were exercised in November 2003 (see Note E).

                             VITRO DIAGNOSTICS, INC.


                Notes to Unaudited Condensed Financial Statements

Accrued salary

During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $100,989 as of January 31, 2004 and is included in the accompanying condensed financial statements as "accrued salaries".

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through January 31, 2004, the vice president earned $11,700 in compensation, which was allocated against the balance due on the loan. At January 31, 2004, the principal and related accrued interest owed on the loan totaled $2,300 and $815, respectively.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended January 31, 2004 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0-income taxes.

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

Note D:  Lines of Credit

The Company has a $10,000 line of credit of which $447 was unused at January 31, 2004. The interest rate on the credit line was thirteen percent at January 31, 2004. Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $66,000, of which $32,065 was unused at January 31, 2004. The interest rates on the credit cards range from 2.9 percent to 19.8 percent as of January 31, 2004.

Note E:  Note Payable

During August 2003, the Company converted liabilities owed to its attorney into an $8,096 promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. As of January 31, 2004, the Company owed $5,375 on the note. The note matures in January 2005.

                             VITRO DIAGNOSTICS, INC.


                Notes to Unaudited Condensed Financial Statements

Note F:  Capital Lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

          Year ended October 31,
          ----------------------

               2004 .................................     $  3,492
               2005 .................................        4,657
               2006 .................................        2,716
                                                          --------
                                                            10,865
            Less: imputed interset ..................       (2,059)
                                                          --------
            Present value of net minimum
              lease payments ........................     $  8,806
                                                          ========

The president of the Company has personally guaranteed the lease obligation.

Note G:  Shareholders' Deficit

Following is a schedule of changes in shareholders' deficit for the three months ended January 31, 2004:


                                                                              Loan to                    Deficit
                                                                             Officer to                 Accumulated
                                          Common stock        Outstanding     Exercise      Additional    During
                                    -----------------------      Stock         Stock         Paid-In    Development
                                      Shares       Amount       Options       Options        Capital       Stage           Total
                                    ---------   -----------   -----------   -----------    -----------   -----------    ------------

Balance, November 1, 2003 .....     9,460,972   $     9,461   $     8,003   $    (8,651)   $ 4,372,138   $(4,473,509)   $   (92,558)
Exercised common stock
    options ($.075 per share) .       133,333           133          --            --            9,867          --           10,000
Officer compensation
    charged against the
    loan to former officer ....          --            --            --           5,600           --            --            5,600
Interest accrued on former
    officer's equity loan .....          --            --            --             (64)          --            --              (64)
Net loss for the three months
    ended January 31, 2004 ....          --            --            --            --             --         (40,307)       (40,307)
                                  -----------   -----------   -----------    -----------   -----------    -----------   -----------
      Balance, January 31, 2004     9,594,305   $     9,594   $     8,003   $    (3,115)   $ 4,382,005   $(4,513,816)   $  (117,329)
                                  ===========   ===========   ===========    ===========   ===========    ===========   ===========

On November 14, 2003, the Company's president paid $10,000 to exercise options to purchase 133,333 shares of the Company's common stock. Following the transaction, the Company had 820,864 options outstanding and exercisable.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at January 31, 2004 and for the three-month periods ending January 31, 2004 and 2003. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by and on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 under the caption, "Risk Factors." Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At January 31, 2004, the Company had a working capital deficit of $204,999, consisting of current assets of $6,802 and current liabilities of $211,801. This represents a decrease in working capital of $25,845 from fiscal year end October 31, 2003. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the first three months of this fiscal year. Current assets increased by $1,761 and current liabilities increased by $27,606 in the quarter ended January 31, 2004. The Company continues to operate with limited cash through predominantly debt and equity financing. The Company reported an $117,329 deficit in shareholder's equity at January 31, 2004.

     During the three months ended January 31, 2004, the Company's operations provided cash from financing activities. During that time, the Company's operations used $14,790 compared to the use of $5,914 cash by the operations during the three months ended January 31, 2003. The Company reported an overall increase in cash for the first three months of 2004 of $1,761 that was $9,264 greater than the decrease in cash for the first three months of 2003. The use of cash reflects minimum cash requirements of about $5,000/month for operations while the cash from financing activities was obtained from debt and equity financing activities. Cash requirements for operations has been cut to a minimum level by previous cost reduction measures and is unlikely to be further reduced without additional curtailment or suspension of operations.

     The Company has about $25,000 in available debt funds at the present time. Based on present expenditure levels and assuming no additional equity funding or revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately June 30, 2004.

     The Company continues to pursue various activities to obtain additional capitalization, as described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2003. A primary focus is the sale of the VITROCELL(TM) product line and the Company is in contact with several interested parties including a possible distributor of these products. The Company recently completed additional evaluations of its cell line offerings that management believes will increase marketability of the VITROCELL(TM) product line. The Company is pursuing other alternatives to increase capital resources including out-licensing of its proprietary technology, equity and debt capitalization, and collaborative agreements with third parties owning related technology. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Results of Operations

     During the three months ended January 31, 2004, the Company realized a net loss of $40,307, which was less than $0.01 per share, on no revenue. The net loss was $5,925 more than the net loss for the first quarter ended January 31, 2003. The Company had previously curtailed its operations substantially and now has one full-time employee. Total operating expenses were $5,910 less in the first quarter 2004 than the comparable period in 2003. However, additional interest expense and reduced additional income resulted in the slight increase in net loss for the first quarter of 2004 compared to the first quarter of 2003.

     Research and development expenses were $27,609 for the first quarter of fiscal 2004 and this reflects an increase of $2,977 compared to R&D expenses during the same period in 2003. Current R&D activities are focused on the development of additional products to add to the VITROCELL(TM) product line and to support of the marketing and sales of the VITROCELL(TM) product line. The VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its patented cell immortalization technology. A more detailed discussion of the VITROCELL(TM) product line is contained within the Company's Form 10KSB for fiscal year 2003. The Company is now focused on the developed insulin-producing human beta cell lines for use in research efforts to extend cell therapeutic approaches to the treatment of type I diabetes. There have been significant advances in the use of beta islet transplants to treat Type I diabetes and the Company's R&D efforts are directed towards providing cell lines for further research uses and eventually, for possible use as a source of beta cells for transplantation.

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



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

                                     Vitro Diagnostics, Inc.



                                     By: /s/  James R. Musick
                                         ---------------------------------------
                                              James R. Musick, President,
                                              Chief Executive and Principal
                                              Financial Officer

Item 6.  Index to Exhibits


Exhibit
Number         Description
------         -----------

  31        Rule 13a-14 Certification
  32        Section 906 Certification