Form 10QSB
period 2004-04-30
VITRO DIAGNOSTICS INC
filed 2004-06-14
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's class of common equity as of June 14, 2004 was 9,844,305.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.    Condensed Balance Sheet, April 30, 2004 (unaudited)                3

           Condensed Statements of Operations for the three months
           and six months ended April 30, 2004 and 2003 (unaudited)           4

           Condensed Statements of Cash Flows for the six months
           ended April 30, 2004 and 2003 (unaudited)                          5

           Notes to the Condensed Unaudited Financial Statements              6

Item 2.    Management's Discussion and Analysis or Plan of Operation         10

PART II - OTHER INFORMATION

Item 3.    Controls and Procedures                                           12
Item 5.    Other Information                                                 13

Signatures                                                                   13

Item 6.    Index to Exhibits                                                 14

Part I. Item 1. Financial Information
-------------------------------------

                             VITRO DIAGNOSTICS, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                 April 30, 2004

ASSETS
Current assets:
     Cash .......................................................   $       697
     Inventory ..................................................         2,861
     Prepaid expenses ...........................................         3,744
                                                                    -----------
                                             Total current assets         7,302

Equipment, net ..................................................         4,080
Patents, net ....................................................        24,675
Deferred intellectual property costs ............................        65,962
                                                                    -----------

                                                                    $   102,019
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current maturities on capital lease obligation (Note F) ....   $     3,480
     Accounts payable ...........................................        20,521
     Indebtedness to officer (Note B) ...........................         3,395
     Note payable (Note E) ......................................         3,974
     Note payable to officer (Note B) ...........................        40,000
     Accrued interest payable to officer (Note B) ...............         4,525
     Accrued payroll (Note B) ...................................       115,416
     Lines of credit (Note D) ...................................        52,201
                                                                    -----------
                                        Total current liabilities       243,512

Long-term debt:
     Capital lease obligation, less current maturities (Note F) .         4,550
                                                                    -----------
                                                Total liabilities       248,062
                                                                    -----------

Shareholders' deficit (Note G):
     Preferred stock ............................................          --
     Common stock ...............................................         9,719
     Additional paid-in capital .................................     4,386,880
     Loan to officer to exercise stock options ..................        (2,943)
     Stock options - 820,864 outstanding ........................         8,003
     Retained deficit ...........................................    (4,547,702)
                                                                    -----------
                                      Total shareholders' deficit      (146,043)
                                                                    -----------
                                                                    $   102,019
                                                                    ===========

       See accompanying notes to unaudited condensed financial statements


                                             VITRO DIAGNOSTICS, INC.

                                       Condensed Statements of Operations
                                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                                  April 30,                     April 30,
                                                         --------------------------    --------------------------
                                                             2004           2003           2004           2003
                                                         -----------    -----------    -----------    -----------
Operating expenses:
     Selling, general and administrative .............   $     8,298    $     8,520    $    18,268    $    27,377
     Asset impairment ................................          --          108,684           --          108,684
     Research and development ........................        21,724         33,570         49,333         58,202
                                                         -----------    -----------    -----------    -----------
                              Total operating expenses        30,022        150,774         67,601        194,263
                                                         -----------    -----------    -----------    -----------
                                        Operating loss       (30,022)      (150,774)       (67,601)      (194,263)

Other income and expense:
     Consulting fees .................................          --             --             --           10,000
     Interest income, officer loan (Note B) ..........            28            115             92            248
Interest expense .....................................        (3,892)        (1,715)        (6,684)        (2,741)
                                                         -----------    -----------    -----------    -----------
                              Loss before income taxes       (33,886)      (152,374)       (74,193)      (186,756)

Provision for income taxes (Note C) ..................          --             --             --             --
                                                         -----------    -----------    -----------    -----------

                                              Net loss   $   (33,886)   $  (152,374)   $   (74,193)   $  (186,756)
                                                         ===========    ===========    ===========    ===========


Basic and diluted loss per common share ..............   $     (0.00)   $     (0.02)   $     (0.01)   $     (0.02)
                                                         ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding .......................     9,635,972      9,423,935      9,615,138      9,302,242
                                                         ===========    ===========    ===========    ===========



                       See accompanying notes to unaudited condensed financial statements


                               VITRO DIAGNOSTICS, INC.

                         Condensed Statements of Cash Flows
                                     (Unaudited)

                                                                   Six Months Ended
                                                                       April 30,
                                                                 --------------------
                                                                   2004        2003
                                                                 --------    --------

                         Net cash used in operating activities   $(30,621)   $(21,116)
                                                                 --------    --------

Cash flows from investing activities:
     Property and equipment purchases ........................       (601)       --
     Payments for deferred costs .............................     (4,733)     (3,035)
                                                                 --------    --------
                         Net cash used in investing activities     (5,334)     (3,035)
                                                                 --------    --------

Cash flows from financing activities:
     Proceeds from exercised stock options (Note G) ..........     15,000        --
     Proceeds from sale of common stock ......................       --        20,000
     Proceeds from lines of credit, net ......................     23,171       4,639
     Principal payments on capital lease .....................     (1,519)     (1,269)
                                                                 --------    --------
           Net cash provided by (used in) financing activities     36,652      23,370
                                                                 --------    --------

Net change in cash ...........................................        697        (781)
Cash, beginning of period ....................................       --         7,503
                                                                 --------    --------

                                           Cash, end of period   $    697    $  6,722
                                                                 ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest .............................................   $  1,034    $  2,741
                                                                 ========    ========
        Income taxes .........................................   $   --      $   --
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and six months ended April 30, 2004 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B: Related Party Transactions

Indebtedness to officer

During the three months ended January 31, 2004, the Company's president paid $3,395 in expenses on behalf of the Company, which remained unpaid as of April 30, 2004. The $3,395 is included in the accompanying condensed financial statements as "indebtedness to officer".

Notes payable

During September 2003, the president loaned the Company $10,000 for working capital. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $667 at April 30, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share (see Note H).

During May 2003, the president loaned the Company $10,000 for working capital. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $958 at April 30, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share. The president exercised these options during April 2004 (see Note G).

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note originally carried an eight percent interest rate and matured on August 23, 2003. The note is currently in default and now carries a ten percent interest rate. Accrued interest totaled $2,900 at April 30, 2004. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share. The president exercised these options during November 2003 (see Note G).

                             VITRO DIAGNOSTICS, INC.


                Notes to Unaudited Condensed Financial Statements


Accrued salary

During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $115,416 as of April 30, 2004 and is included in the accompanying condensed financial statements as "accrued payroll".

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matures on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through April 30, 2004, the vice president earned $11,900 in compensation, which was allocated against the balance due on the loan. At April 30, 2004, the principal and related accrued interest owed on the loan totaled $2,100 and $843, respectively.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended April 30, 2004 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D: Lines of Credit

The Company has a $10,000 line of credit of which $803 was unused at April 30, 2004. The interest rate on the credit line was thirteen percent at April 30, 2004. Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $66,000, of which $22,996 was unused at April 30, 2004. The interest rates on the credit cards range from 2.9 percent to 19.8 percent as of April 30, 2004.

Note E: Note Payable

During August 2003, the Company converted liabilities owed to its attorney into an $8,096 promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. As of April 30, 2004, the Company owed $3,974 on the note. The note matures in January 2005.

                             VITRO DIAGNOSTICS, INC.


                Notes to Unaudited Condensed Financial Statements


Note F: Capital Lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

                    Year ended October 31,
                    ----------------------
                         2004 ..................   $ 1,663
                         2005 ..................     3,808
                         2006 ..................     2,559
                                                   -------
                                                     8,030
                    Less: imputed interest .....    (1,673)
                                                   -------
                    Present value of net minimum
                       lease payments ..........   $ 6,357
                                                   =======

The president of the Company has personally guaranteed the lease obligation.

Note G: Shareholders' Deficit

Following is a schedule of changes in shareholders' deficit for the six months ended April 30, 2004:

                                                                            Loan to                      Deficit
                                                                           Officer to                  Accumulated
                                      Common stock          Outstanding     Exercise     Additional      During
                                -------------------------      Stock         Stock        Paid-In      Development
                                  Shares        Amount        Options       Options       Capital         Stage          Total
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance, November 1, 2003         9,460,972   $     9,461   $     8,003   $    (8,651)   $ 4,372,138   $(4,473,509)   $   (92,558)
Exercised common stock
    options ($.075 per share)       133,333           133          --            --            9,867          --           10,000
Exercised common stock
    options ($.04 per share)        125,000           125          --            --            4,875          --            5,000
Officer compensation
    charged against the
    loan to former officer             --            --            --           5,800           --            --            5,800
Interest accrued on former
    officer's equity loan              --            --            --             (92)          --            --              (92)
Net loss for the six months
    ended April 30, 2004               --            --            --            --             --         (74,193)       (74,193)
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
      Balance, April 30, 2004     9,719,305   $     9,719   $     8,003   $    (2,943)   $ 4,386,880   $(4,547,702)   $  (146,043)
                                ===========   ===========   ===========   ===========    ===========   ===========    ===========

Stock options

The following schedule summarizes the changes in the Company's stock option plan:

                             VITRO DIAGNOSTICS, INC.


                Notes to Unaudited Condensed Financial Statements


                             Options Outstanding and Exercisable     Weighted
                             -----------------------------------     Average
                                  Number of     Exercise Price    Exercise Price
                                    Shares        Per Share         Per Share
                                    ------        ---------         ---------
Balance at October 31, 2003......  954,197      $.04 to $1.50         $ 0.25
   Options granted...............   31,765          $0.17             $ 0.17
   Options exercised............. (258,333)     $.04 to $.075         $ 0.06
   Options expired/cancelled.....     --            $0.00             $  --
                                   -------                            ------
Balance at April 30, 2004........  727,629      $.04 to $1.50         $ 0.32
                                   =======

Stock options - employees

During February 2004, the Company granted 31,765 options to a director with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of April 30, 2004 were $.17 and $.135, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the six months ended April 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate..........................       3.00%
        Dividend yield...................................       0.00%
        Volatility factor................................     109.79%
        Weighted average expected life...................     5 years

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

                             VITRO DIAGNOSTICS, INC.


                Notes to Unaudited Condensed Financial Statements


                                                      Six Months Ended
                                                          April 30,
                                                 --------------------------
                                                    2004             2003
                                                 ---------       ----------
     Net loss, as reported ...................   $ (74,193)      $ (186,756)
                                                 =========       ==========

     Pro forma net loss ......................   $ (78,481)      $ (186,756)
                                                 =========       ==========

     Basic and diluted net loss per common
        share, as reported ...................   $   (0.01)      $    (0.02)
                                                 =========       ==========

     Pro forma basic and diluted net loss
        per common share .....................   $   (0.01)      $    (0.02)
                                                 =========       ==========

Note H: Subsequent Event

On May 17, 2004, the Company's president paid $5,000 to exercise options to purchase 125,000 shares of the Company's common stock. Following the exercise of the options, the Company had 602,629 common stock options outstanding.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at April 30, 2004 and for the six-month periods ending April 30, 2004 and 2003. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At April 30, 2004, the Company had a working capital deficit of $236,210, consisting of current assets of $7,302 and current liabilities of $243,512. This represents a decrease in working capital of $57,056 from fiscal year end October 31, 2003. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the first six months of this fiscal year. Current assets increased by $500 and current liabilities increased by $31,711 in the quarter ended April 30, 2004. The Company continues to operate with limited cash through predominantly debt and equity financing. The Company reported a $146,043 deficit in shareholder's equity at April 30, 2004.

     During the six months ended April 30, 2004, the Company's operations provided a small net increase in cash from financing activities. During that time, the Company's operations used $30,621 compared to the use of $21,116 cash by the operations during the six months ended April 30, 2003. The Company reported an overall increase in cash for the first six months of 2004 of $697 that was $1,478 greater than the decrease in cash for the first six months of 2003. The use of cash reflects minimum cash requirements of about $5,000/month for operations while the cash from financing activities was obtained from debt and equity financing activities. Cash requirements for operations have been cut to minimum levels by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations. Continuing a trend from fiscal 2003, all of the Company's financing during 2004 has been provided by or through the President. During the six months ended April 2004, the President exercised stock options which provided $15,000 in financing. Subsequent to the end of the quarter, the President exercised another $5,000 in options, the proceeds of which have been used for working capital. Finally, the Company's line of credit and credit cards, on which it has relied for additional working capital, have been guaranteed by the President. Without his efforts, the Company would have been forced to curtail its operations. However, the President has no obligation to continue providing this financing and there is no assurance that he will continue to do so. The loss of his service as an officer, director, employee or financing source would adversely affect the Company and its ability to continue in operation.

     The Company has about $22,000 in available debt financing at the present time. Based on present expenditure levels and assuming no additional equity funding or revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately August 31, 2004.

     The Company continues to pursue various activities to obtain additional capital, as described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2003. A primary focus is the sale of the VITROCELL(TM) products. The current plan of operation is to add human pancreatic beta islets to the product line and the status of this product is described in the "Results of Operations." Also, detailed technical information regarding characterization of our cell line products is important to market acceptance. We have recently added information regarding our cell lines through a method known as gene expression profiling that was performed in collaboration with scientists at Harvard Medical School. Additional related characterization is underway and other scientists have expressed interest in additional studies of our products that management believes will increase market acceptance of these products. We are planning additional advertising of VITROCELL(TM) products and have ongoing discussions with firms that presently sell cell-based products to research markets and these firms have expressed interest in adding VITROCELL(TM) products to their existing product offering.

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

Results of Operations

     During the three months ended April 30, 2004, the Company realized a net loss of $33,886, which was less than $0.01 per share, on no revenue. The net loss was $118,488 less than the net loss for the second quarter ended April 30, 2003. The primary reason for the decrease in net loss was the lack of write-off due to asset impairment that was reported in the second quarter of fiscal year 2003. R&D expenses were also reduced during the second quarter of 2004 compared to 2003. The Company had previously curtailed its operations substantially and now has one full-time employee. Total operating expenses were $120,752 less in the second quarter of 2004 than the comparable period in 2003.

     During the six months ended April 30, 2004, the Company realized a net loss of $74,193, which was $0.01/share, on no revenue. The net loss was a decrease of $112,563 from the net loss for the six months ended April 30, 2003 that was attributable to the absence of asset write-down as noted above. Also, total operating expenses were decreased by $126,662 in the first six months of 2004 compared to 2003. Selling, general and administrative expenses were reduced by $9,109 and R&D expenses were also reduced as described below. The Company has reduced its operations to a minimum level and now has one full-time employee whose salary is deferred.

     Research and development expenses diminished by $8,869 during the six months ended April 30, 2004 compared to the same period in 2003. Current R&D activities are focused on the development of additional products to add to the VITROCELL(TM) product line and to provide support for marketing and sales of the VITROCELL(TM) product line. The VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its patented cell immortalization technology. A more detailed discussion of the VITROCELL(TM) product line is contained within the Company's Form 10KSB for fiscal year 2003. The Company has been focused on the development of insulin producing human beta islets for use in research to develop cell transplantation approaches for treatment of type I diabetes. There have been significant advances in the use of beta islet transplants to treat Type I diabetes and the Company's R&D efforts are directed towards providing materials for further research uses and eventually, for possible use as a source of beta islets for transplantation. The Company has completed most of the R&D for its initial human pancreatic beta islet product and anticipates launch of this product in the near future.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     During the present fiscal quarter, the President exercised 125,000 stock options that were granted 2003. The exercise price was $0.04/share for purposes of this transaction.

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



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2004.

                                            Vitro Diagnostics, Inc.



                                            By: /s/ James R. Musick
                                            -----------------------
                                            James R. Musick, President,
                                            Chief Executive and Principal
                                            Financial Officer

Item 6. Index to Exhibits

         99.1: Rule 13a-14 Certification                    13
         99.2: Section 906 Certification                    14