Form 10QSB
period 2004-07-31
VITRO DIAGNOSTICS INC
filed 2004-09-10
CIK 793171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2004

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

     The number of shares outstanding of the issuer's class of common equity as of September 8, 2004 was 10,020,555.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.       Condensed Balance Sheet, July 31, 2004 (unaudited)             3

              Condensed Statements of Operations for the three months
              and nine months ended July 31, 2004 and 2003 (unaudited)       4

              Condensed Statements of Cash Flows for the nine months
              ended July 31, 2004 and 2003 (unaudited)                       5

              Notes to the Condensed Unaudited Financial Statements          6

Item 2.       Management's Discussion and Analysis or Plan of Operation      10

Item 3.       Controls and Procedures                                        14

PART II - OTHER INFORMATION

Item 2.       Changes in Securities                                          14

Item 5.       Other Information                                              14

Signatures                                                                   15

Item 6.       Index to Exhibits                                              16

Part I. Item 1. Financial Information
-------         ---------------------


                             VITRO DIAGNOSTICS, INC.

                             Condensed Balance Sheet

                                   (Unaudited)

                                  July 31, 2004



ASSETS

Current assets:
     Cash .......................................................   $    11,536
     Inventory ..................................................         3,061
     Prepaid expenses ...........................................         3,744
                                                                    -----------
                                             Total current assets        18,341





Equipment, net ..................................................         2,065
Patents, net ....................................................        23,942
Deferred intellectual property costs ............................        67,330
                                                                    -----------

                                                                    $   111,678
                                                                    ===========




LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Current maturities on capital lease obligation (Note F) ....   $     3,641
     Accounts payable ...........................................        21,518
     Indebtedness to officer (Note B) ...........................         3,395
     Note payable (Note E) ......................................         2,544
     Note payable to officer (Note B) ...........................        40,000
     Accrued interest payable to officer (Note B) ...............         5,525
     Accrued payroll (Note B) ...................................       129,843
     Lines of credit (Note D) ...................................        61,100
                                                                    -----------
                                        Total current liabilities       267,566





Longterm debt:
     Capital lease obligation, less current maturities (Note F) .         3,577
                                                                    -----------
                                                Total liabilities       271,143
                                                                    -----------




Shareholders' deficit (Note G):

     Preferred stock ............................................          --
     Common stock ...............................................        10,021
     Additional paid-in capital .................................     4,407,678
     Loan to officer to exercise stock options ..................        (2,406)
     Stock options  602,629 outstanding .........................         8,003
     Retained deficit ...........................................    (4,582,761)
                                                                    -----------
                                      Total shareholders' deficit      (159,465)
                                                                    -----------

                                                                    $   111,678
                                                                    ===========

       See accompanying notes to unaudited condensed financial statements



                                               VITRO DIAGNOSTICS, INC.

                                         Condensed Statements of Operations

                                                     (Unaudited)



                                                             Three Months Ended            Nine Months Ended
                                                                  July 31,                      July 31,
                                                         --------------------------    --------------------------
                                                             2004           2003           2004           2003
                                                         -----------    -----------    -----------    -----------

Operating expenses:
     Selling, general and administrative .............   $     8,476    $     9,167    $    26,744    $    36,544
     Asset impairment ................................          --             --             --          108,684
     Research and development ........................        22,941         25,733         72,274         83,935
                                                         -----------    -----------    -----------    -----------
                              Total operating expenses        31,417         34,900         99,018        229,163
                                                         -----------    -----------    -----------    -----------
                                        Operating loss       (31,417)       (34,900)       (99,018)      (229,163)


Other income and expense:
     Consulting fees .................................          --             --             --           10,000
     Interest income, officer loan (Note B) ..........            23            107            115            355
Interest expense .....................................        (3,665)        (1,922)       (10,349)        (4,663)
                                                         -----------    -----------    -----------    -----------
                              Loss before income taxes       (35,059)       (36,715)      (109,252)      (223,471)


Provision for income taxes (Note C) ..................          --             --             --             --
                                                         -----------    -----------    -----------    -----------

                                              Net loss   $   (35,059)   $   (36,715)   $  (109,252)   $  (223,471)
                                                         ===========    ===========    ===========    ===========

Basic and diluted loss per common share ..............   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.02)
                                                         ===========    ===========    ===========    ===========


Basic and diluted weighted average
     common shares outstanding .......................     9,903,055      9,460,972      9,711,111      9,342,454
                                                         ===========    ===========    ===========    ===========


                         See accompanying notes to unaudited condensed financial statements

                                                         4



                                          VITRO DIAGNOSTICS, INC.

                                    Condensed Statements of Cash Flows

                                                (Unaudited)



                                                                                      Nine Months Ended
                                                                                           July 31,
                                                                                     --------------------
                                                                                       2004        2003
                                                                                     --------    --------

                                             Net cash used in operating activities   $(48,001)   $(38,188)
                                                                                     --------    --------

Cash flows from investing activities:
     Property and equipment purchases ............................................       (201)       --
     Payments for deferred costs .................................................     (6,101)     (3,686)
                                                                                     --------    --------
                                             Net cash used in investing activities     (6,302)     (3,686)
                                                                                     --------    --------

Cash flows from financing activities:
     Proceeds from exercised stock options (Note G) ..............................     20,000        --
     Proceeds from sale of common stock ..........................................     16,100      20,000
     Proceeds from officer loan ..................................................       --        10,000
     Proceeds from lines of credit, net ..........................................     32,070       6,318
     Principal payments on capital lease .........................................     (2,331)     (1,947)
                                                                                     --------    --------
                               Net cash provided by (used in) financing activities     65,839      34,371
                                                                                     --------    --------

Net change in cash ...............................................................     11,536      (7,503)
Cash, beginning of period ........................................................       --         7,503
                                                                                     --------    --------

                                                               Cash, end of period   $ 11,536    $   --
                                                                                     ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest .................................................................   $  1,456    $  3,255
                                                                                     ========    ========
        Income taxes .............................................................   $   --      $   --
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and nine months ended July 31, 2004 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

Indebtedness to officer

During the three months ended January 31, 2004, the Company's president paid $3,395 in expenses on behalf of the Company, which remained unpaid as of July 31, 2004. The $3,395 is included in the accompanying condensed financial statements as "Indebtedness to officer".

Notes payable

During September 2003, the president loaned the Company $10,000 for working capital. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $917 at July 31, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share. The president exercised these options during May 2004 (see Note
G).

During May 2003, the president loaned the Company $10,000 for working capital. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $1,208 at July 31, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share. The president exercised these options during April 2004 (see Note G).

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note originally carried an eight percent interest rate and matured on August 23, 2003. The note is currently in default and now carries a ten percent interest rate. Accrued interest totaled $3,400 at July 31, 2004. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share. The president exercised these options during November 2003 (see Note G).

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Accrued salary

During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $129,843 as of July 31, 2004 and is included in the accompanying condensed financial statements as "Accrued payroll".

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matured on May 8, 2004. While the not is in default, the Company anticipates collecting full payment. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through July 31, 2004, the vice president earned $12,460 in compensation, which was allocated against the balance due on the loan. At July 31, 2004, the principal and related accrued interest owed on the loan totaled $1,540 and $866, respectively.

Common stock sale

During June 2004, the Company sold 100,000 shares of its common stock to the president of the Company for $10,000, or $.10 per share, which equaled the market value of the common stock on the transaction date.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended July 31, 2004 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D:  Lines of Credit

The Company has a $10,000 line of credit of which $1,131 was unused at July 31, 2004. The interest rate on the credit line was thirteen percent at July 31, 2004. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $75,300, of which $20,069 was unused at July 31, 2004. The interest rates on the credit cards range from 2.9 percent to 19.8 percent as of July 31, 2004.

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Note E:  Note Payable

During August 2003, the Company converted liabilities owed to its attorney into an $8,096 promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. As of July 31, 2004, the Company owed $2,544 on the note. The note matures in January 2005.

Note F:  Capital Lease

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

              Year ended October 31,
              ----------------------
                   2004..........................   $ 1,663
                   2005..........................     3,808
                   2006..........................     2,559
                                                    -------
                                                      8,030
              Less: imputed interest.............    (1,673)
                                                    -------
              Present value of net minimum
                lease payments...................   $ 6,357
                                                    =======

The president of the Company has personally guaranteed the lease obligation.

Note G:  Shareholders' Deficit

Following is a schedule of changes in shareholders' deficit for the nine months ended July 31, 2004:



                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements



                                                                             Loan to                      Deficit
                                                                            Officer to                   Accumulated
                                          Common stock        Outstanding    Exercise      Additional      During
                                  -------------------------      Stock         Stock         Paid-In     Development
                                     Shares        Amount       Options       Options        Capital        Stage          Total
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance, November 1, 2003 .....     9,460,972   $     9,461   $     8,003   $    (8,651)   $ 4,372,138   $(4,473,509)   $   (92,558)
Exercised common stock
    options ($.075 per share) .       133,333           133          --            --            9,867          --           10,000
Exercised common stock
    options ($.04 per share) ..       250,000           250          --            --            9,750          --           10,000
Stock sold to an officer
    ($.10 per share) ..........       100,000           100          --            --            9,900          --           10,000
Stock sold to an investor
    ($.08 per share) ..........        76,250            77          --            --            6,023          --            6,100
Officer compensation
    charged against the
    loan to former officer ....          --            --            --           6,360           --            --            6,360
Interest accrued on former
    officer's equity loan .....          --            --            --            (115)          --            --             (115)
Net loss for the nine months
    ended July 31, 2004 .......          --            --            --            --             --        (109,252)      (109,252)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

       Balance, July 31, 2004 .    10,020,555   $    10,021   $     8,003   $    (2,406)   $ 4,407,678   $(4,582,761)   $  (159,465)
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========

Common stock sales

During June 2004, the Company sold 76,250 shares of its common stock to an unrelated third-party investor for $6,100, or $.08 per share.

Stock options

The following schedule summarizes the changes in the Company's stock option plan:



                                           Options Outstanding and Exercisable
                                           -----------------------------------        Weighted Average
                                            Number of           Exercise Price        Exercise Price
                                              Shares              Per Share              Per Share
                                            ---------             ---------              ---------

Balance at October 31, 2003............      954,197            $.04 to $1.50             $ 0.25
   Options granted.....................       31,765                $0.17                 $ 0.17
   Options exercised...................     (383,333)           $.04 to $.075             $ 0.05
   Options expired/cancelled...........         --                  $0.00                 $  --
                                            ---------                                    ---------
Balance at July 31, 2004...............      602,629            $.04 to $1.50             $ 0.38
                                            =========


 Stock options - employees

During February 2004, the Company granted 31,765 options to a director with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options on the grant date were $.17 and $.135, respectively.

                                       9

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the nine months ended July 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


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



                                                       Nine Months Ended
                                                           July 31,
                                                   ------------------------
                                                      2004           2003
                                                   ---------      ---------
          Net loss, as reported.............       $(109,252)     $(223,471)
                                                   =========      =========

          Pro forma net loss................       $(113,540)     $(223,471)
                                                   =========      =========
          Basic and diluted net loss per
           common share, as reported........       $   (0.01)     $   (0.02)
                                                   =========      =========
          Pro forma basic and diluted net
           loss per common share............       $   (0.01)     $   (0.02)
                                                   =========      =========


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition and results of operation of Vitro Diagnostics, Inc. (the "Company") at July 31, 2004 and for the nine-month periods ending July 31, 2004 and 2003. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by and on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, product research and development activities, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 under the caption, "Risk Factors." Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At July 31, 2004, the Company had a working capital deficit of $249,225, consisting of current assets of $18,341 and current liabilities of $267,566. This represents a decrease in working capital of $70,071 from fiscal year end October 31, 2003. The decrease in working capital represents cash spent on, as well as liabilities accrued for, operations during the first nine months of this fiscal year. Current assets increased by $11,039 and current liabilities increased by $24,054 in the quarter ended July 31, 2004. The Company continues to operate with limited cash through predominantly debt and equity financing. The Company reported a $159,465 deficit in shareholder's equity at July 31, 2004.

     During the nine months ended July 31, 2004, the Company produced a small net increase in cash. During that time, the Company's operations used $48,001 compared to the use of $38,188 cash by the operations during the nine months ended July 31, 2003. The Company reported an overall increase in cash for the first nine months of 2004 of $11,536 that was $19,039 greater than the decrease in cash for the first nine months of 2003. The use of cash from operating and investing activities during the first nine months of fiscal 2004 was more than offset by the increase in cash from financing activities. Most of the financing was provided or guaranteed by the President. The use of cash reflects minimum cash requirements of about $5,000/month for operations while the cash from financing activities was obtained from debt and equity financing activities. Cash requirements for operations have been cut to minimum levels by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

     While a majority of the Company's financing during 2004 has been provided by or through the President, the Company did receive some financing through a private placement of its common stock to a third party during the third quarter of 2004. During the six months ended April 2004, the President also exercised stock options that provided $20,000 in financing, the proceeds of which have been used for working capital. During the third quarter of 2004, the Company realized $16,100 through proceeds from the sale of common stock and $6,100 was provided by sale to a third party, while the Company's president provided the remaining $10,000. Both of these transactions occurred at market price (See Notes B and G to the accompanying financial statements). The President has guaranteed the Company's line of credit and credit cards, on which it has relied for $32,070 in additional working capital in the nine months ended July 31, 2004. Without his efforts, the Company would have been forced to suspend or cease its operations. However, the President has no obligation to continue providing this financing and there is no assurance that he will continue to do so. The loss of his service as an officer, director, employee or financing source would adversely affect the Company and its ability to continue in operation.

     The Company has about $22,000 in available debt financing at the present time. Based on present expenditure levels and assuming no additional equity funding or revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately November 30, 2004.

     The Company continues to pursue various activities to obtain additional capital, as described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2003. A primary focus is the sale of the VITROCELL(TM) products and technology related to FSH production. The current plan of operation is to add human pancreatic beta islets to the product line and the status of this product is described in the "Results of Operations." We have an ongoing evaluation of select VITROCELL(TM) products for a particular application involving use of the immortalized human pancreatic cell line known as LT2 in the production of recombinant human proteins. The initial results have been positive, we have successfully transferred the cell line and cell growth achieved by this third party is comparable to the Company's results. Additional technical evaluation is underway. Another party has requested evaluation material and the transfer of materials is underway. There have also been some initial sales of the VITROCELL(TM) product line. We are planning additional advertising of VITROCELL(TM) products depending on available capital. We have received inquiries regarding our FSH production technology by offshore pharmaceutical firms and will continue to pursue these opportunities to commercialize the Company's technology related to the treatment of infertility.

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

     The Company is presently in negotiations with investment banking firms who have expressed interest in providing significant financing to the Company under terms that are attractive to management of the Company. We intend to pursue these opportunities to the extent practical and in the best interests of the shareholders, but there is no assurance that a transaction will be finalized.

Results of Operations

     During the three months ended July 31, 2004, the Company realized a net loss of $35,059, which was less than $0.01 per share, on no revenue. The net loss was $1,656 less than the net loss for the third quarter ended July 31, 2003, but essentially comparable. R&D expenses were reduced by $2,792 during the third quarter of 2004 as compared to the third quarter 2003. The Company had previously curtailed its operations substantially and now has one full-time employee. Total operating expenses were $3,483 less in the third quarter of 2004 than the comparable period in 2003.

     During the nine months ended July 31, 2004, the Company realized a net loss of $109,252, which was $0.01/share, on no revenue. The net loss was a decrease of $114,219 from the net loss for the nine months ended July 31, 2003 that was primarily attributable to the absence of asset write-down of $108,684 that was reported in the second quarter of 2003. Also, total operating expenses were decreased by $130,145 in the first nine months of 2004 compared to 2003. Selling, general and administrative expenses were reduced by $9,800 and R&D expenses were also reduced by $11,661. The Company has reduced its operations to a minimum level and now has one full-time employee whose salary is deferred.

     Current R&D activities are focused on the development of additional products to add to the VITROCELL(TM) product line. The VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its patented cell immortalization technology. A more detailed discussion of the VITROCELL(TM) product line is contained within the Company's Form 10-KSB for fiscal year 2003.

     The Company has been focused on the development of insulin producing human beta islets for use in research to develop cell transplantation approaches for treatment of type I diabetes and other purposes. The Company's research efforts have yielded new technology relevant to the growth and development of human beta islets and the Company has drafted a new patent application from this work that is to be filed with the United States Patent and Trademark Office in the near future. The proposed patent filing will describe growth of beta islets from human stem cells and seeks patent protection of both processes and specific biological compositions relevant to the growth and differentiation of beta islets from human stem cells derived from various sources.

     The Company also anticipates commercial launch of this product in the near future. The Company hopes to market beta islets and related products to researchers in various fields who are pursuing various aspects of diabetes research. Management believes that the addition of beta islets and related products to the VITROCELL(TM) product line will enhance marketability of the line by focusing on diabetes research and also affording opportunities for further clinical and commercial development of cellular therapies for diabetes. Current research has shown that beta islet transplantation has significantly reduced insulin-dependence and disease-related complications in Type I diabetics, but this approach is limited by the availability of transplantable materials. The Company's new technology related to growth and development of human beta islets may provide additional material necessary to enhance the availability of cell transplantation therapies to Type I diabetics.

Item 3.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. During the period ended July 31, 2004, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that our controls and procedures were effective in timely alerting us to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

     During the fiscal quarter ended July 31, 2004, the President purchased 100,000 shares of restricted common stock of the Company. The purchase price was $0.10/share. A third party also purchased 76,250 shares of restricted common stock of the Company during the third fiscal quarter for a purchase price of $0.08/share.

     The Company issued these shares directly, and paid no commission in connection with the issuance. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as the individuals were afforded access to the type of information that would be contained in a registration statement. The individuals were aware of the risks of the transaction, and the Company had a pre-existing relationship with these individuals. All of the certificates representing the shares were issued with a legend restricting transfer of the underlying shares, and stop transfer instructions were issued to the Company's transfer agent.


Item 5.  Other Information

     On September 3, 2004, Erik Van Horn resigned as a member of the Company's Board of Directors. The remaining members intend to investigate a replacement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2004.


                                            Vitro Diagnostics, Inc.



                                            By:  /s/  James R. Musick
                                               --------------------------------
                                                      James R. Musick,
                                                      President, Chief Executive
                                                      and Principal Financial
                                                      Officer

Item 6.  Index to Exhibits

         31 : Rule 13a-14 Certification
         32 : Section 906 Certification