Form 10KSB
period 2004-10-31
VITRO DIAGNOSTICS INC
filed 2005-02-11
CIK 793171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2004

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-17378

                             VITRO DIAGNOSTICS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              84-1012042
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

12635 E. Montview Blvd., Aurora, Colorado                          80010
 ----------------------------------------                         -------
(Address of principal executive offices)                         (Zip Code)

                                 (720) 859-4120
               --------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

       None                                                None
-------------------                    -----------------------------------------
Title of each class                    Name of each exchange on which registered

       Securities registered pursuant to Section 12(g) of the Exchange Act

                          Common Stock, $.001 par value
                                 --------------
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

The aggregate market value of the 4,581,666 shares of voting stock held by non-affiliates of the Company at December 31, 2004, calculated by taking the last sales price of the Company's common stock ($.34 as quoted on December 31, 2004) was $1,557,766. The number of shares outstanding of the issuer's common equity as of January 31, 2005 was 10,620,555.

                       DOCUMENT INCORPORATED BY REFERENCE:

         None.

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

                                TABLE OF CONTENTS


PART I........................................................................1


   ITEM 1.  BUSINESS..........................................................1

   ITEM 2.  DESCRIPTION OF PROPERTY..........................................10

   ITEM 3.  LEGAL PROCEEDINGS................................................11

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11


PART II......................................................................11


   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........11

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................12

   ITEM 7.  FINANCIAL STATEMENTS.............................................19

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................19

   ITEM 8A. CONTROLS AND PROCEDURES..........................................19


PART III.....................................................................20


   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............20

   ITEM 10. EXECUTIVE COMPENSATION...........................................21

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................24

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................25


PART IV......................................................................26


   ITEM 13. EXHIBITS AND REPORTS ON FORM 8K..................................26

   ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................28


SIGNATURES....................................................................0



PART F/S......................................................................3

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

                          Reference to Other Documents

     The descriptions in this Report relating to the content of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with, or incorporated by reference into, this Report.

                                     PART I

ITEM 1.  BUSINESS

History
-------

     Vitro Diagnostics, Inc. ("we" or the "Company") was incorporated under the laws of the State of Nevada on February 3, 1986. From November of 1990 to July 31, 2000, the Company was engaged in the development, manufacture and distribution of purified human antigens and the development of therapeutic products and related technologies. In August 2000, the Company sold the assets used in the manufacture and sale of purified antigens for diagnostic applications. Our common stock is currently traded over the counter and quoted on the OTC Bulletin Board under the ticker symbol VODG. The activities described herein refer to those that occurred during fiscal year 2004 unless otherwise noted.

Narrative Description of Business
---------------------------------

     Since the sale of the diagnostic operations, we have focused on commercializing products with potential applications in research, manufacturing and therapeutics, predominantly in the field of endocrinology. The technologies underlying our recent efforts include those originally developed for diagnostic applications and others developed since then. Our current strategy is to develop, manufacture and market products for use in research and manufacturing that do not require FDA approval prior to market introduction to establish revenue while engaging in longer-term development of select therapeutic products. Our products include the VITROCELL(TM) Product Line consisting of human cell lines and related products. We have also developed products and product candidates for treatment of infertility. We have recently begun sales of our VITROCELL(TM) products and we have also entered into a supply contract with a distributor that potentially affords the Company greater product sales in medical research markets.

Human Cell Lines and Related Products and Technology
----------------------------------------------------

     1. Description of Technology

     The Company has developed technology for the immortalization of cells that management believes has broad application to commercialization of a series of products providing competitive advantages over existing products and technologies. Cell immortalization has potential application to: a) production of cell products that are identical to those of the human body, b) production of biotherapeutic products including antibodies and vaccines, c) cell therapies for diseases such as Type I diabetes and Alzheimer's, and d) other applications in research, manufacturing and veterinary medicine.

     Cell immortalization is a process to prolong the life of cells grown outside of the body. Normally, these cells die relatively quickly. The Company's technology extends cell lifetime for prolonged periods of time, resulting in immortalization. Furthermore, the immortalized cells continue to maintain properties of cells of the body, which is a primary basis for the perceived competitive advantage of products derived from the Company's technology.

     During the past year, the Company has applied its immortalization technology to stem cells that are undifferentiated precursor cells that produce other fully differentiated cells, which in turn perform essential functions in the adult organism. Stem cells exist within embryonic, fetal and adult tissue and serve as sources for fully functional cells of the body. Stem cells are known to be important in development and also serve to replenish cells that are destroyed through disease or injury. There is considerable ongoing interest and research activity regarding the use of stem cell technology in the treatment of human diseases that involve the destruction of specific types of cells such as Type I diabetes, Alzheimer's and Parkinson's disease. Also, stem cell technology has potential to replace cells that are destroyed as a consequence of cardiovascular disease or stroke. Embryonic stem cell research is also ethically controversial, since certain procedures involve the destruction of human embryos. The Company's research efforts have focused on the immortalization of stem cells that give rise to human beta islets, which are structures of the pancreas gland responsible for the production and secretion of insulin and glucagon that in turn regulate carbohydrate metabolism. Such research may have application to the development of new therapies for diabetes. The Company utilizes cell lines that it has previously developed as a source of stem cells and is not presently involved in embryonic stem cell research. During the past two years, the Company spent $209,132 for research and development.

     2. VITROCELL(TM) Product Line

     The Company launched its initial series of products that were derived from its cell immortalization technology at the end of fiscal year 2003. The VITROCELL(TM) product line consists of 35 different items based on three human cell lines developed by the Company. The cell lines were derived from either the pituitary or pancreas gland and provide medical researchers with novel cell lines for various uses including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary or pancreas gland. Also, these cell lines may be used in the production of biotherapeutic products including proteins derived through recombinant DNA methods and vaccines. The Company's product sales totaled $929 during 2004, which did not include any sales through the Company's distribution contact (See: Item 6. Managements Discussion and Analysis or Plan of Operation, for additional information.)

     Description of Products

     LT1 Immortalized Human Pituitary Cell Line: This line was derived from cells of the pituitary gland that are involved in the production of pituitary protein hormones including FSH and LH. These cells may contain stem cells that can be differentiated into hormone producing cells when exposed to certain environmental conditions.

     LT2 Immortalized Human Pancreatic Fibroblast Cell Line: This line was derived from fibroblast cells of the pancreas that provide support to the insulin-producing beta cells and glucagon-producing alpha cells.

     VIT1 Human Pancreatic Fibroblast Cell Line: This line was derived from primary cultures of fibroblast cells of the pancreas gland. This cell line has characteristics of stem cells.

     Optimized Cell Culture Media: We provide cell culture media optimized to support growth of either the LT1 or LT2/VIT1 cell lines, VitroPlus I and VitroPlus II, respectively. The Company provides all components necessary for customers to prepare, store and use VitroPlus I & II.

     Other Products: The VITROCELL(TM) product line includes various forms of the LT1, LT2 and VIT1 cell lines including cryopreserved cells and proliferating cells in specialized cell culture containers. Cryopreservation media and starter kits containing all products necessary to establish and maintain cell line cultures are provided together with various derivatives of the LT1, LT2 & VIT1 cell lines.

     Target Markets & Competitive Advantage

     The present markets being pursued are select non-therapeutic applications in research and manufacturing. VITROCELL(TM) products have various research applications. Many researchers use in-vitro cell lines as model systems for biological research and often these cells are derived from animals. Results obtained from an in-vitro animal cell culture must then be extrapolated to human tissues to demonstrate medical relevance. Our human derived pituitary and pancreatic cells allow initial use of human cells providing the advantage of direct interpretation of the application to human tissue. Alternatively, cultured human cell lines may be used to extend research that was initially performed on animal cells. The VITROCELL(TM) lines have utility in studies of the basic molecular and cellular biology, drug discovery, toxicology and studies of the mechanisms involved in pancreatic and pituitary cancer. Also, our VITROCELL(TM) products have application in basic stem cell research. One of our cell lines, VIT1, has many technical characteristics of stem cells.

     Therapeutic products produced by recombinant DNA technology require a host cell line for production and these are generally animal derived. Animal cell line hosts create problems in the production of sugar-containing proteins, known as glycoproteins. Glycoproteins contain protein coupled together with complex sugar polymers that are in many cases critical to function of the glycoprotein. Animal cells lack enzymes necessary to properly construct the carbohydrate structures necessary for complete glycoprotein function. Hence, one of the target manufacturing markets for the VITROCELL(TM) product line is the production of glycoproteins including humanized antibodies, which is a rapidly expanding market. We have used gene expression profiling of our VIT1 cell line during 2004 to show that this cell line expresses the genes of critical enzymes known to contribute to the formation of glycoproteins, providing experimental verification of the potential use of VITROCELL(TM) lines in the production of glycoproteins. Humanized antibodies are now being used in targeted therapies of certain types of cancer such as Herceptin(R) for breast cancer and Rituxin(R) for certain cancers of the blood. There are also several other medical applications of humanized antibodies.

     The production of several vaccines utilizes human cell lines for the propagation of viruses that are subsequently inactivated and purified by various procedures to generate vaccinations to Hepatitis A and B, chicken pox, small pox and rabies. VITROCELL(TM) lines including the LT2 and VIT1 cell lines derived from human fibroblast cells may have application in the production of vaccines. The perceived primary competitive advantage of VITROCELL(TM) lines in vaccine production is that the cells are immortal and therefore have prolonged growth capabilities while existing cell lines are mortal with definite life spans.

     3. Marketing and Sales of the VITROCELL(TM) Product Line

     The Company has begun marketing and distribution of the VITROCELL(TM) product line to research markets. We have sold directly to a few biotechnology researchers who gained awareness of our products from the Company's web site and through ads for these products. Furthermore, we have recently signed a contract for the distribution of select VITROCELL(TM) products through Chemicon International, Inc., located in Temecula, CA. Chemicon, a wholly-owned subsidiary of Serologicals, Inc. (Nasdaq, SERO), has existing global distribution channels for such products, a direct sales force, exhibits extensively at various scientific trade shows, and provides diversified lines of medical research products that are sold primarily to research scientists in academia and pharmaceutical or biotechnology firms. The agreement stipulates the terms and conditions of a five-year, non-exclusive supply to Chemicon for its own use or distribution. The agreement stipulates that the Company will provide Chemicon with its LT2 & VIT1 cell lines together with optimized growth medium and cryopreservation medium at a discounted price. However, there are no guaranteed minimum sales. Chemicon personnel have inspected the Company's manufacturing operation and we anticipate an initial order in the near future. All materials are sold under a non-exclusive research use only license and material transfer agreement, while the Company retains all intellectual property rights to its cell lines.

     Also, since research and manufacturing markets consist of predominantly scientists, technical information regarding these products is an important component of market acceptance. We have added more detailed technical characterization of our cell lines during 2004 including gene expression profiling through collaboration with Harvard Medical School scientists. Such information is an important component of market acceptance and we plan to expand characterization of VITROCELL(TM) products through collaborations with other scientists.

     We intend to target other firms engaged in the development, testing and commercialization of human biotherapeutic glycoproteins and vaccines in the distribution of VITROCELL(TM) products to manufacturing markets. While we have shown the potential of the use of our cells in the production of glycoproteins by demonstrating the expression of key glycoprotein synthetic enzymes within our cells, additional development work is necessary to demonstrate the utility and commercial viability of our cell lines as hosts for the production of therapeutic glycoproteins. We intend to engage in such development work in-house depending on available resources or to jointly determine key manufacturing properties through an agreement with potential customers. Likewise, the applicability of our cell lines to vaccine manufacture requires additional proof of principle demonstrations. The Company plans to directly market VITROCELL(TM) products for manufacturing applications and to pursue application-specific licenses with select customers.

     Current sales of VITROCELL(TM) products are limited by market awareness and given the availability of sufficient resources, the Company intends to expand its advertising program and to attend select trade shows. This would permit greater awareness of our products and potentially lead to contact with key strategic partners in targeted manufacturing market segments.

     4. Expansion of the VITROCELL(TM) Product Line

     A current product development objective is the launch of human pancreatic beta islets for research applications. We have developed methods for the continuous generation of human beta islets from stem cells and recently filed a new US patent application concerning this technology and certain compositions. We are presently expanding our beta islet production capacity to support the initial product launch. We are also building inventory necessary to support the initial launch. This will provide opportunities to sell our products to researchers working on various approaches to cell therapy for diabetes including use of stem cells and other applications. We hope to add the human beta islet products to our present VITROCELL(TM) product offering and also add these products to our existing supply agreement with Chemicon International, Inc. Chemicon has expressed interest in the distribution of these products.

     Following launch of human beta islets and related products for research applications, we hope to engage in further collaborative development of our technology to determine feasibility of its use in the generation of human beta islets for transplantation therapy of Type I diabetics. This work would involve development of FDA-specified methods to extend the proliferation of beta islet stem cells allowing generation of large quantities of human beta islets suitable for clinical trials of their transplantation into diabetic patients. This is a longer-term objective of the Company and would require significantly more resources than are presently available to the Company. Our immediate objectives are to establish the basic technology to generate human beta islets from stem cells, patent the underlying intellectual property as broadly as possible and conclusively demonstrate proof of principle.

     5. Relevant Patents and Other Intellectual Property Protection

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

     The Company also has additional applications pending with the United States Patent and Trademark Office (USPTO) and the European Patent Office, potentially allowing broad patent protection and issued patents in several European countries. The Company also has pending patent applications for its cell immortalization technology in Israel, Australia and Canada. The examination of these applications could require several years for completion. The Company's technology related to the production of cell culture media is protected as trade secret.

     During 2004, the Company also filed a new patent application with the USPTO concerning its technology related to the generation of beta islets from stem cells. The Company developed a novel in-vitro model system of human stem cells that can be induced to form beta islets under the appropriate environmental conditions. The Company has successfully produced significant numbers of islets that contain and secrete insulin in response to elevated glucose stimulation and these islets have been maintained and expanded for several months in cell culture, a method for the growth of cells outside of the body. Further development of this new method may yield sufficient material to expand the availability of transplantable materials for treatment of Type I diabetics. Also, the Company's technology allows study of factors affecting beta islet growth and differentiation from stem cells and such results may yield new drugs that selectively stimulate beta cell regeneration without the need for transplantation. Drugs inducing beta cell regeneration may then be combined with therapies to block immune rejection of the newly formed cells, thereby restoring normal function to the pancreas gland. The Company intends to follow this new patent filing with appropriate additional filings in an attempt to obtain broad patent protection in the US and select foreign countries for its technology related to generation of beta islets from stem cells. There can be no assurance that the Company will succeed in obtaining such patent protection or that these patents would withstand legal challenges.

Fertility Drugs
---------------

     The Company's previous operations of manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes. An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 30 years. The worldwide market for FSH and related products is approximately $1.2 billion per year. Since the sale of the diagnostic operation in 2000, management has continued efforts to develop these discoveries into commercially valuable assets. However, in the recent past the Company has utilized its limited resources to develop and commercialize the VITROCELL(TM) product line in an effort to establish revenue from product sales in the near term. There was no new development of the Company's technology related to fertility drugs in 2004 while there were strategic advances in commercialization plans as described below.

     The Company's present product candidates targeted to treat infertility include purified FSH derived from human urine and FSH derived from an immortalized cell line generated by the Company. The Company has also developed another specialized product for the administration of fertility drugs by injection. The U.S. Food and Drug Administration ("FDA") has not yet approved any of these products.

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

     VITROPIN-V(TM) is envisioned to be the only product on the market identical to native FSH. The Company plans to produce this product through use of its cell immortalization technology. VITROPIN-V(TM) is still in an early development stage and is projected to require substantial funding and approximately three to four years' additional development to be marketable.

     VITROJECT(TM) is a novel delivery device for administration of VITROPIN(TM), VITROPIN-V(TM) and other substances that provide an entire treatment regime within a single device that is easy and economical to use. FSH currently must be given by either intramuscular or subcutaneous injection at the same time in the evening, for 7 to 15 consecutive days. Many of the existing products are administered by reconstitution of a single dose, loading into a syringe and injection, with repetition of these steps in subsequent days. VITROJECT(TM) may allow patients to self-inject fertility drugs by subcutaneous administration at home with fewer drug manipulations and lower cost compared to existing methods.

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

     During 2002, two other patents were issued to the Company regarding its technology to produce FSH. The USPTO granted patent number 6,414,123 B1 and the New Zealand Patent Office granted patent number 501,212 to the Company for a patent entitled "Method for Purifying FSH". These patents provide additional protection for the Company's previously patented FSH purification method. Various other pending patent applications were abandoned during 2004 since the Company lacked sufficient resources to pursue these patents.

     3. Regulatory Approval

     Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale. In the United States, the FDA oversees approval of such products. This process can be very time consuming and require millions of dollars in capital expenditures. Due to the cost and time required to complete tests for possible FDA approval, we do not anticipate submitting any drugs for consideration in the immediate future, absent the assistance of an industry partner, research collaboration or other source of capital funding. Additional discussion regarding funding of fertility drug development is described below.

     4. Commercialization and Development Plan

     Further development of the Company's fertility drugs requires substantial capital that is presently not available to the Company. Management has been and continues to be engaged in confidential discussion with pharmaceutical firms that have expressed interest in commercializing select fertility drugs owned by the Company. In general, these firms presently produce, sell or distribute fertility drugs in various territories of the world. The goal of these discussions is to establish an arrangement whereby the Company would receive funding for the sale or license of its technology to further the commercialization of its technology and fertility drug candidates. Also, the Company may exchange rights to certain market territories for developmental products, e.g., VITROPIN-V(TM), for rights to distribute a partner's presently marketed products in other territories thus providing the Company with more rapid access to product revenue from fertility drugs. Management intends to continue and accelerate these efforts. However, some previous efforts to establish partnerships have been unsuccessful and there is no assurance that future efforts will be successful.

     Another alternative to obtaining additional capital necessary to pursue commercialization of the Company's fertility drug-related products is through equity funding provided by sales of the Company's securities. As described below, the Company now has a consulting contract with a firm to provide the Company with assistance in fund raising, investment and public relations. Management believes that this agreement will provide additional investment capital to the Company and possibly sufficient levels of capital to pursue the establishment of manufacturing and distribution of select fertility drugs. Such funding may be provided through private placements, a secondary offering of securities or possibly through a joint venture.

     An outside member of the Company's Board of Directors, Dr. James Posillico, heads up the Company's current initiative to commercialize its fertility drugs. Dr. Posillico, formerly Chief Scientific Officer of Cooper Surgical, Inc. (NYSE,
COO), has extensive experience in the development and commercialization of women's health care products. He founded SAGE Biopharma in 1997 and developed an innovative line of products including devices and supplies to support assisted reproductive technologies. SAGE grew to over $4 million in sales in 2002, when it was sold to Cooper Surgical, Inc. Prior to that, Dr. Posillico spent 10 years with Serono, SA, the leading supplier of fertility drugs, where he held various positions related to management, regulatory approvals and sales of a broad line of fertility drugs and related products. Dr. Posillico is well connected with the network of pharmaceutical firms involved in fertility drug development. Under Dr. Posillico's guidance, we are now engaged in discussions with various firms that develop and commercialize fertility drugs regarding collaboration to commercialize the Company's technology related to treatment of infertility.

Other Recent Developments
-------------------------

     The Company's recent operations and development of its business plan have been limited due to lack of sufficient capital resources. While the Company did receive funding through the sale of its diagnostic operating unit in 2000, these funds were essentially depleted in mid-2002. Since then, the Company's president and CEO has provided or guaranteed debt financing through which the Company was able to maintain a curtailed operation focused primarily on the development and commercialization of the VITROCELL(TM) line of products. This source of funding of the Company is now depleted. While the Company does anticipate revenues from product sales in 2005, additional capital is needed to support the continued expansion of the VITROCELL(TM) product line, especially the commercialization of the human beta islets and related products as well the development of its fertility drugs, which require significant capital with regard to regulatory approvals from agencies including the FDA.

     Hence, management of the Company has been engaged in locating additional sources of outside funding for the Company. We have recently entered into a consulting agreement with Sussex Avenue Partners, located in Carlsbad, CA, to provide the Company with assistance in locating appropriate funding on a "best efforts" basis to support its operational and development needs, together with an investor and public relations program designed to increase investor awareness of the Company, its technology, products and future prospects. Management believes that the agreement with Sussex Avenue Partners, which will be effective on February 1, 2005, will improve shareholder value through increased liquidity of the Company's stock and provide the Company with additional opportunities for outside funding.

Competition
-----------

     The Company faces competition from a number of larger, well-established entities in the area of fertility treatment and research for other therapeutic products. Ares-Serono Group, SA controls approximately 50% of the worldwide FSH market. The Organon division of Akzo-Nobel, SA has the majority of the remaining market, with a 30% market share. Ferring Pharmaceuticals has the remaining share of the market, about 20%. Serono, Organon and Ferring have diversified product lines including impure LH/FSH combination drugs, purified urinary or recombinant FSH.

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

     Human cell lines are also produced and marketed by other companies with substantially greater resources than the Company. Present suppliers of human cells and related products include Crucell N.V., Cambrex Corporation and the American Type Culture Collection. All of these firms have long-standing histories and significant financial resources. The Company believes its products have competitive advantages as noted elsewhere, see: Human Cell Lines and Related Products and Technology, but there is significant competition in the markets that the Company has chosen to pursue.

TRADEMARKS

     The Company has established trademark claims to its products, VITROPIN(TM), VITROJECT(TM), and VITROPIN-V(TM) informally by publication. These trademarks are thus common law marks that may be challenged through similar, established and registered marks that existed prior to initial publication by the Company. The Company may elect to formally protect some or all of these marks through registration with the United States Patent and Trademark Office in the future. However, we do not believe the absence of formal trademark protection will adversely affect our business. Registration of a trademark involves an initial investigation to determine if there are prior claims to a particular mark. If no conflict is found, the registration process includes an application to the Trademark office and payment of filing fees. Within about one year of the filing, a decision is issued as to whether or not registration is allowed. There is no assurance that the Company will be able to successfully obtain any registered trademark. The Company has registered the trademark Vitro Biopharma with the State of Colorado. This is used as a "doing-business-as" name when approaching new contacts for potential strategic alliance with the Company since the Company is no longer involved in the manufacture of diagnostic products. Also, the Company has registered the trademark, VITROCELL and the phrase:
"Harnessing the Power of Cells" with the State of Colorado.

EMPLOYEES

     The Company presently has one full time employee, James Musick, the Company's President & CEO. Erik Van Horn, the Company's Vice President, provides the Company with periodic consultation related to the achievement of its business objectives. Mr. Musick is responsible for all day-to-day operations of the Company, business development, maintenance of the Company's patent portfolio and other management functions.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns no real property. The Company leases its office and laboratory space, consisting of 720 square feet, at 12635 East Montview Boulevard, Suite 218, Aurora, CO 80010. The lease is a full service lease allowing Company personnel access to common areas, conference rooms and use of certain laboratory equipment. The lease for this space was renewed through December 31, 2005. The Company may vacate the premises by giving 60 days' notice to the landlord. Management believes that this space is adequate for the needs of the Company for the foreseeable future.

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

     Fiscal Quarter Ended         High              Low

     2003

     January 31                  $0.05             $0.03
     April 30                     0.04              0.04
     July 31                      0.045             0.03
     October 31                   0.2               0.03


     2004

     January 31                  $0.18             $0.06
     April 30                     0.13              0.07
     July 31                      0.07              0.05
     October 31                   0.21              0.03

     The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

     b) Holders

     As of December 31, 2004, the Company had approximately 1,956 shareholders of record, not including persons who hold their shares in "street name".

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis covers our financial condition at year end October 31, 2004, a comparison of our financial condition at that time to year end 2003, our results of operation for the year ended October 31, 2004 and a comparison of those results to the year ended October 31, 2003. This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report. The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

Liquidity and Capital Resources

October 31, 2004
----------------

     The Company continues to have a shortage of working capital and liquidity and reported a negative net worth at October 31, 2004. At fiscal year end October 31, 2004, the Company had a working capital deficit of $287,189, representing a decrease of $108,035 from fiscal year end October 31, 2003. Current assets increased $10,027 from year-end 2003 to 2004 while total assets decreased $27,847 during that time, the former from increased cash while the latter was predominantly due to the write-down of impaired assets. Current liabilities increased $118,062 from year-end 2003 to 2004 while total liabilities increased $116,685, each predominantly from accrued debt and deferred salary to the Company's president. This working capital has been further reduced subsequent to year-end.

     During the fiscal year ended October 31, 2004, the Company's activities provided $7,188 in cash, while during fiscal 2003, the Company used $7,503 in cash. The general decrease in cash usage in the past two years reflects the minimal cash available to the Company. Operating expenses have been minimized by curtailing operations, deferral of salary and reduction of operating expenses to fund only essential needs. The Company's present operations require approximately $5,000/month in cash. Nearly all of our cash requirements during 2004 were funded or guaranteed by our president, and there is no assurance that source of funding will continue. The Company anticipates needing approximately equivalent capital to fund operations at the present minimal levels during fiscal 2005. Expansion of operations beyond current levels would require additional capital and additional personnel.

     The Company had lines of credit totaling $85,300 with $16,455 in available credit at fiscal year end 2004. Credit balances have increased since then. The Company must continue to service debt and the President personally guarantees most of the Company debt. The Company did receive an additional $20,000 in cash subsequent to the end of fiscal year 2004 through purchase of stock. Given the current financial conditions, management believes that there is sufficient capital to maintain operations through approximately the end of second quarter 2005. After that, and failing receipt of additional capital, the Company will be forced to suspend operations.

     The Company remains dependent on receipt of additional cash to implement its business plan and generate revenue in the future. The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2004 includes a qualification that the Company may not continue as a going concern. In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors. See note A to the financial statements attached to this report for a more complete description of this contingency.

     The Company continues to seek funding to maintain and expand its operations. While a primary focus at the present time remains the sale of VITROCELL(TM) products, the Company has also hired a firm to assist it in raising capital. The VITROCELL(TM) products have now been launched and the Company has entered into a distribution contract with a firm that specializes in sales of biological products to research markets, Chemicon International, Inc. Also, during 2004 the Company developed patent-pending technology related to the generation of human beta islets from stem cells and the Company hopes to develop this technology into marketable products targeting research markets during 2005. These developments together with the Company's technology, products and product candidates related to treatment of infertility, provide potential revenue generation both in the near term and through a pipeline of products. Also, the Company's technology related to the generation of beta islets from stem cells may eventually be developed into a new cell therapy for diabetes, which is a global health care problem and one of the most costly chronic diseases. (See
Item I, "Business" for a more detailed discussion of the Company's technology, products and marketing and distribution plan.)

     Management believes that the current status of the Company and its future prospects provide value to its shareholders and prospective investors. Management has therefore recently hired Sussex Avenue Partners to assist in increasing investor awareness through an accelerated public relations program. Also, the agreement with Sussex provides the Company assistance in locating capital for the Company, predominantly as private placements of Company stock, which would be used to maintain and expand operations directed towards increased product development and sales. Continued development of products requiring FDA approval prior to marketing such as VITROPIN-V(TM) requires substantially more financial resources than are presently available to the Company. The Company is presently engaged in discussions with pharmaceutical companies that have expressed interest in the commercialization of the Company's fertility drugs. Management is pursuing these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its therapeutic products.

     Management has also reduced current spending levels by reducing administrative expenses and expenditures related to research activities while maintaining essential operational activities. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

October 31, 2003
----------------

     At fiscal year end October 31, 2003, the Company had working capital deficit of $179,154, consisting of current assets of $15,041 and current liabilities of $184,195. This represents a decrease in working capital of $122,061 from October 31, 2002. The decrease in working capital resulted from accrued debt and salary.

     During fiscal 2003, the Company relied on funds from the sale of its securities and debt financing to meet it working capital requirements.

     Total assets decreased from year-end 2002 to year-end 2003, primarily as a result of the write-down of impaired assets. Total assets decreased by $125,281 from $224,370 at October 31, 2002 to $99,089 at October 31, 2003. Shareholders' equity decreased by a similar amount during this period.

Results of Operations

Year Ended October 31, 2004
---------------------------

     During the year ended October 31, 2004, the Company realized a net loss of $186,858, or $.02 per share, with $929 in product revenue. The net loss in 2004 was $75,420 less than the net loss of $262,278 in 2003. Coupled with the decreased loss, the greater number of shares outstanding during fiscal 2004 reduced the loss per share from $.03 in 2003 to $.02 in 2004. However, this difference is largely due to the difference in write-down due to impairment of intangible assets, with approximately equivalent net losses in 2003 and 2004 without the write-down of assets, $149,907 in 2004 and $151,174 in 2003. In 2003, the Company determined that expenses related to FSH purification patents that were previously capitalized (less depreciation) or deferred were unlikely to be recovered in subsequent operations because of diminished marketability of VITROPIN(TM), the Company's purified urinary FSH product. In 2004, the Company abandoned its patent applications related to the multi-dose syringe driver since it lacked the financial resources to pursue this patent and chose to utilize its limited resources to proceed with the examination of its cell immortalization patent in Europe.

     The loss from operations has been minimized during 2003 and 2004 while the Company sustained an R&D program resulting in the launch and commercialization of the VITROCELL(TM) product line. The continual reduction in operating losses is attributable to management's efforts to increase operational efficiency in light of reduced available capital.

     Management does not anticipate revenue from its fertility drugs in the immediate future. Commercialization of these products depends on significant funding, further product development including clinical trials, FDA approval, and other conditions prior to commercial sale of any product. Establishment of a strategic alliance could provide capital to accelerate product develop and may include saleable products through cross licensing. (See item I, "Business" for additional detail.)

     Management does anticipate revenues from the sale of VITROCELL(TM) products in 2005. It is clear that there is a current and growing market for human cell lines for various medical applications as noted elsewhere in this report. There is apparent interest in the VITROCELL(TM) product line as judged by the Company's ability to enter into a distribution agreement with a global firm dedicated to sales of biological products to medical researchers. It is apparent that there will be an initial period of market acceptance of the VITROCELL(TM) product line, since these products are "new to the world". However, management believes that the addition of human beta islets and related products will be an important component to increased sales of the VITROCELL(TM) product line.

     Total operating expenses decreased from fiscal 2003 to fiscal 2004, from $265,879 to $174,681. Without the write-off of patent expenses, operating expenses decreased $17,025 in 2004 compared to 2003. Selling, general and administrative expenses decreased $8,518 indicating some further reduction in minimal operating expenses. Research and development expenses were also decreased by $8,527.

     Other income decreased from fiscal 2003 to 2004, since interest expenses increased as the Company increased its debt and there were no consulting fees received in 2004 as there were in 2003.

Year Ended October 31, 2003.
----------------------------

     During the year ended October 31, 2003, the Company realized a net loss of $262,278, or $.03 per share, on no revenue.

     Operating expenses were about equivalent from fiscal 2002 to fiscal 2003, but without the loss due to impairment of intangible assets in 2003, operating expenses were diminished by $124,104 as a result of the downsizing of operations. Selling, general and administrative expenses were also decreased by $47,837. Research and development expenses were also decreased by $60,979 as operations were curtailed due to diminished working capital.

     Other income decreased from fiscal 2002 to 2003, primarily due to lack of gain due to a settlement of lawsuit in 2002.

Recent Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

     In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

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

     Patents, Deferred Costs and Amortization

     Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $2,932 and $9,337 for the years ended October 31, 2004 and 2003, respectively.

     Impairment and Disposal of Long-lived Assets

     The Company evaluates the carrying value of its long-lived assets under the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less cost to sell.

     During the year ended October 31, 2004 and 2003, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $36,951 and $111,104 during the year ended October 31, 2004 and 2003, respectively, for the write-off of patents and deferred intellectual property costs.

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

Recent Sales of Unregistered Securities

     During February 2004, the Company granted options to an outside director, Dr. Posillico, for 31,765 shares of common stock of the Company at $0.17 per share as compensation for serving on the Board of Directors. During May 2004, the President exercised options and purchased 250,000 shares of the Company's common stock for $10,000, or $.04 per share, which equaled the market value of the common stock on the date of the stock option grant.

     The Company issued these shares or options directly, and paid no commission in connection with the issuance. The Company relied on the exemptions from registration provided by Section 4(2) of the 1933 Act, as the individuals were afforded access to the type of information that would be contained in a registration statement. The individuals with whom the Company transacted were aware of the risks of the transaction, and the Company had a pre-existing relationship with these individuals.

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

     2. Dependence on key personnel. Achievement of the objectives described herein also depends critically upon key personnel who have contributed substantially to the development of the products and technology presently owned by the Company. At present, the Company has no employment contracts with its full-time employee, Dr. James Musick. Neither does the Company maintain "key man" life insurance. Dr. Musick has contributed substantially to the development of the products to treat infertility and cellular immortalization and provided all of the Company's funding for the last two fiscal years. Loss of his services could adversely impact the successful commercialization of the Company's products.

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

     5. Dependence on regulatory approvals. Prior to the marketing and sale of the Company's fertility drug products, regulatory approval is essential. While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products. The absence of regulatory approval essentially blocks the commercialization of the Company's products.

     6. Some R&D activities of the Company depend on fetal tissue research. Research using fetal tissue is controversial. The Company faces risks because of fetal tissue research, such as a potential federal ban of fetal tissue research that would preclude federal funding of such research. The Company also faces opposition to its research by anti-abortion groups.

ITEM 7.  FINANCIAL STATEMENTS

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     There have been no changes in or disagreements with our independent accountants during the last two fiscal years.

Item 8A.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of October 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required information to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

Item 9.  Directors and Executive Officers

     The following individuals presently serve as officers and directors of the
Company:

     Name                       Age     Position
     ----                       ---     --------

     James R. Musick, Ph.D      58      President, Chief Executive Officer and
                                        Director

     Erik D. Van Horn           36      Vice President and Secretary

     James T. Posillico, Ph.D.  59      Director

--------------------------------------------------------------------------------

     Directors of the Company serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the will of the Board of Directors.

     The Company currently has no audit or other committee of the Board of Directors and no financial experts on its Board. The entire Board of Directors performs the functions typically performed by an audit committee. There is no "audit committee financial expert" on the Board, as defined by SEC rule.

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

     ERIK D. VAN HORN was appointed Vice President of the Company on August 7, 2000. He was also the Production Manager from 1993 to 2000 and a director of the Company from 1993 to 2004. From 2002 to the present, he has been Supervisor of Manufacturing at Amgen Boulder Inc. He received his Bachelor of Science in Chemical Engineering from the University of Colorado in 1990.

     JAMES T. POSILLICO, Ph.D. was appointed to the Board of Directors on November 3, 2003. Dr. Posillico has over 20 years experience in the commercialization of women's health care products including devices and drugs for treatment of infertility. Dr. Posillico received his Ph.D. in endocrinology from Duke University Medical Center in 1982 and performed post-doctoral training at Harvard Medical School, where he also served as Assistant Professor in the



Departments of Medicine and Biochemistry from 1986 to 1991. Dr. Posillico was formerly the Chief Scientific Officer for Cooper Surgical, Inc., listed on the New York Stock Exchange; a provider of medical devices and products located in Trumbull, Connecticut, a position he occupied from 2002 to January 2005. From
1997 to 2002, Dr. Posillico founded and managed a medical product and device firm, SAGE Biopharma that specialized in providing support to assisted reproductive technologies including in-vitro fertilization.

     The Company has not established a code of ethics for its principal executive officers due to the cost of such procedure, but may consider adopting such code in the future as its resources permit.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934
------------------------------------------------------------------------

     Based solely on a review of Forms 3, 4 and 5 furnished to the Company under relevant SEC rules, one officer and director, James Musick, Ph.D., failed to file reports required under the Section 16(a) of the Securities Exchange Act of 1934, as amended. Dr. Musick failed to file two reports covering a total of three transactions in securities of the Company.

Item 10.    Executive Compensation

     The following table summarizes the total compensation of the chief executive officer; any person who served as the chief executive officer during the last fiscal year, and any other executive officers whose compensation from the Company exceeded $100,000 during that period (the "Named Officers"):

                                    SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                           ----------------------
                                                                                 Securities
                                 Year Ended       Annual Compensation            Underlying
Name                             October 31,            Salary                   Options
----                             -----------            ------                   -------

James R. Musick, President         2004                $57,708                   0
and Chief Executive Officer        2003                $57,708                   01
                                   2002                $57,708                   0

--------------------------------------------------------------------------------

1 Excludes options to purchase 383,333 shares of the Company's common stock issued in connection with loans made by this individual to the Company.
     See, Item 12 below.

--------------------------------------------------------------------------------

Compensation of Directors
-------------------------

     During 2004, the outside Directors including Erik Van Horn and James
Posillico, were each compensated $5,000 payable in stock, stock options or debt reduction according the prerogative of the director. Mr. Van Horn reduced his debt to the Company by $5,000 and Dr. Posillico received a stock option valued

                                       21



at $5,000 at the date of the grant of the option. There was no compensation to Dr. Musick for serving on the Board of Directors. The Board may reevaluate this compensation in the future, especially as it relates to actions taken by the Company's Board of Directors during fiscal year 2005. Each director is also entitled to reimbursement for reasonable and necessary expenses incurred on behalf of the Company.

Option Grants For 2004
----------------------

     On February 13, 2004, the Company granted to Dr. Posillico options to purchase 31,765 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $0.17 per share.
The option is exercisable until February 13, 2014 and was issued as compensation for serving on the Board of Directors of the Company. The option was granted pursuant to the Equity Incentive Plan of 2000.

Year End Option Values

     The following table sets forth the value of unexercised options held by the Named Officers at October 31, 2004. The last sales price of the Company's common stock prior to October 31, 2004 was $.22 per share.

                           Shares                             Number of                 Value of unexercised
                           Acquired         Value             Unexercised Options       in-the-money options
Name                       on Exercise      Realized ($)      at fiscal year end        at fiscal year end
-------------------------------------------------------------------------------------------------------------------

James R. Musick            0                0                 31,848                    $01

===================================================================================================================

1 Based upon the difference between the exercise price of $.625 and the last reported sale price of the Company's common stock of $.22 per share prior to October 31, 2004.

-------------------------------------------------------------------------------------------------------------------

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

     The Plan authorizes total stock awards of up to 1,000,000 shares of the Company's common stock plus an annual increase equal to the lesser of (i) four per cent of the amount of stock outstanding on the date of the stockholders' meeting for that year or (ii) the amount determined by the Board of Directors.
Based on annual increases, the total amount currently available for issuance under the Plan (including options and grants already made) is 1,341,393. Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants. If a stock award

                                       22



made under the New Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for future awards under the Plan. Awards may not be transferred except by will or the laws of descent and distribution. No awards may be granted under the Proposed Plan after September 30, 2010.

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

     During the year ended October 31, 2004, options to purchase 31,765 shares of our common stock were issued under the Plan. At the fiscal year end, 437,629 options remained outstanding under the Plan and the 1992 Plan, with exercise prices ranging from $.08 to $.81 per share, or a weighted average exercise price of $.21 per share.

                                         Equity Compensation Plan Information

                                  The following table summarizes certain information about
                              options, warrants and rights of the Company at October 31, 2004

--------------------------------------------- ------------------------- ----------------------- ----------------------
                Plan Category                  Number of securities to     Weighted-average      Number of securities
                                               be issued upon exercise     exercise price of     remaining available
                                               of outstanding options,   outstanding options,    for future issuance
                                                 warrants and rights      warrants and rights        under equity
                                                                                                 compensation plans
                                                                                                (excluding securities
                                                                                                 reflected in column
                                                                                                         (a))

                                                                                                         (c)
                                                         (a)                      (b)
--------------------------------------------- ------------------------- ----------------------- ----------------------
Equity compensation plans approved by                  437,629                  $.21                  882,795
security holders
--------------------------------------------- ------------------------- ----------------------- ----------------------
Equity  compensation  plans not  approved                0                       $0                       0
by security holders
--------------------------------------------- ------------------------- ----------------------- ----------------------
TOTAL                                                  437,629                                        882,795
--------------------------------------------- ------------------------- ----------------------- ----------------------

                                                          23

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership
--------------------

     The following table sets forth information as of January 31, 2005, based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners known to the Company to hold more than five percent (5%) of the Company's common stock. The percentages in the table assume that any options owned by the beneficial owner have been exercised, but that no other outstanding options have been exercised.

     The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

     Name and Address of Beneficial Owner        Number of Shares           %
     ------------------------------------        ----------------         ------

     Officers and Directors
     James R. Musick 1, 2                           2,227,753             22.16%
     12635 E. Montview Blvd.
     Aurora, Colorado 80010

     Erik Van Horn 3                                  534,016              5.16%
     12635 E. Montview Blvd.
     Aurora, Colorado 80010

     James T. Posillico 4
     5 Topping Way
     Chester, New Jersey 07930                         31,765              0.32%

     Officers and Directors as a group1,2,3,4       2,793,534             26.82%
     (3 individuals)

     Other Beneficial Owners
     Roger D. Hurst 5                               1,135,482             11.33%
     8100 Southpark Way
     Unit B-1
     Littleton, CO 80120

     The James R. Musick Trust                      1,740,764             17.37%
     12635 E. Montview Blvd.
     Aurora, Colorado 80010

     Lloyd Hansen                                   1,140,000             11.38%
     2646 S.W. Mapp Rd
     Ste. #304
     Palm City, FL 34990

     Kristine Brubaker                                764,002              7.62%

--------------------------------------------------------------------------------

1 Includes 31,848 shares of common stock underlying an option exercisable at $.625 per share until June 6, 2009.

2 Includes 1,740,764 shares held by The James R. Musick Trust, of which Mr. Musick is a trustee and beneficiary.

3 Includes 330,516 shares of common stock underlying options exercisable at prices ranging from $.08 to $.625 per share and expiring through 2009.

4 Includes 31,765 shares of common stock underlying options exercisable at a price of $.0.17 per share until 2014.

5 Includes 10,386 shares owned by Compion and 3,000 owned by Compion Management Services, Inc., companies in which Mr. Hurst is the sole shareholder.

--------------------------------------------------------------------------------

Changes in Control
------------------

     The Company knows of no arrangement, including the pledge by anyone of any securities of the Company that may result in a change in control.

Item 12.   Certain Relationships and Related Transactions

     During September 2003, the president loaned the Company $10,000 for working capital. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $167 at October 31, 2003 and $1,167 at October 31, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

     During May 2003, the president loaned the Company $10,000 for working capital. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $458 at October 31, 2003 and $1,458 at October 31, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share.

     During February 2003, the Company sold 222,222 shares of its common stock to the president of the Company for $20,000, or $.09 per share, which equaled the market value of the common stock on the transaction date.

     During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $144,270 as of October 31, 2004 and is included in the accompanying condensed financial statements as "accrued salaries".

     During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matured on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan, and the Company and the officer have made arrangements for satisfaction of the loan in the future. During the period from May 1, 2002 through October 31, 2003, the vice president earned $6,100 in compensation, which was allocated against the balance due on the loan. At October 31, 2003, the principal and related accrued interest owed on the loan totaled $7,900 and $751, respectively.

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

10.2(6)   Equity Incentive Plan dated October 9, 2000

10.3(7)   Promissory note issued by Erik Van Horn to the Company dated May 7,
          2002.

10.4(7) Promissory note issued by the Company to James R. Musick dated August 23, 2002.

10.5(7) Agreement for Liquidation of Shares between the Co. and World Wide Capital Investors dated June 17, 2002.

10.6(8) Consulting Agreement between Sussex Avenue Partners, LLC and Vitro Diagnostics, Inc. dated February 1, 2005.

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

24        Not applicable.

27        Not applicable.

31 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99        Not applicable.

--------------------------------------------------------------------------------

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

(7)  Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2002.

(8)  Filed with this report.
--------------------------------------------------------------------------------

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

Audit Fees

     The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of $4,500 in fees for an audit of its 2004 financial statements and the review of its financial statements contained in its quarterly reports filed during fiscal 2004.

All Other Fees

     The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of approximately $700 in fees in connection with the filing of corporate income tax returns for 2004.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 4th day of February 2005.

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


Signatures                        Title                         Date
----------                        -----                         ----

/s/  James R. Musick              President, Chief Executive    February 4, 2005
-----------------------------     Officer, Principal Financial  ----------------
     James R. Musick              and Accounting Officer and
                                  Director



/s/  James T. Posillico           Director                      February 4, 2005
-----------------------------                                   ----------------
     James T. Posillico

                                 EXHIBIT INDEX

No.       Description
---       -----------

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

10.2(6)   Equity Incentive Plan dated October 9, 2000

10.3(7)   Promissory note issued by Erik Van Horn to the Company dated May 7,
          2002.

10.4(7) Promissory note issued by the Company to James R. Musick dated August 23, 2002.

10.5(7) Agreement for Liquidation of Shares between the Co. and World Wide Capital Investors dated June 17, 2002.

10.6(8) Consulting Agreement between Sussex Avenue Partners, LLC and Vitro Diagnostics, Inc. dated February 1, 2005.

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

24        Not applicable.

27        Not applicable.

31 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99        Not applicable.

--------------------------------------------------------------------------------

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

(7)  Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2002.

(8)  Filed with this report.

                             VITRO DIAGNOSTICS, INC.

                          Index to Financial Statements

                                                                           Page
                                                                           ----

Independent auditors' report.............................................  F-2

Balance sheet at October 31, 2004........................................  F-3

Statements of operations for the years ended
     October 31, 2004 and 2003...........................................  F-4

Statement of changes in shareholders' deficit for
     the year ended October 31, 2004 and 2003............................  F-5

Statements of cash flows for the years ended
     October 31, 2004 and 2003...........................................  F-6

Notes to financial statements............................................  F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Vitro Diagnostics, Inc.:


We have audited the balance sheet of Vitro Diagnostics, Inc. as of October 31, 2004, and the related statements of operations, changes in shareholders' deficit, and cash flows, for each of the years in the two-year period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered significant operating losses since inception and has a working capital deficit at October 31, 2004, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the Summary of Significant Accounting Policies, the Company capitalized deferred costs totaling $30,400 for patent applications as of October 31, 2004. Recovery of the deferred costs is dependent on the issuance of those patents and the subsequent realization of income therefrom. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Honeck, LLP
Denver, Colorado
January 12, 2005


                                               VITRO DIAGNOSTICS, INC.
                                                    Balance Sheet
                                                   October 31, 2004

Assets
Current assets:
  Cash ..................................................................................            $     7,188
  Accounts receivable ...................................................................                    753
  Inventory, at cost ....................................................................                  3,383
  Prepaid expenses ......................................................................                  3,744
                                                                                                     -----------
                                                                     Total current assets                 15,068

Equipment, net of accumulated depreciation of $3,633 ....................................                  2,565
Equipment under capital lease, net of accumulated depreciation of $15,236 ...............                   --
Patents, net of accumulated amortization of $6,108 (Note A) .............................                 23,209
Deferred costs (Note A) .................................................................                 30,400
                                                                                                     -----------
                                                                                                     $    71,242
                                                                                                     ===========

Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities on note payable (Note E) ...........................................            $     5,520
  Current maturities on capital lease obligation (Note E) ...............................                  3,808
  Accounts payable ......................................................................                 16,252
  Due to officer (Note B) ...............................................................                  3,537
  Note payable to officer (Note B) ......................................................                 50,000
  Accrued interest payable to officer (Note B) ..........................................                  5,525
  Accrued salaries (Note B) .............................................................                144,270
  Lines of credit (Note D) ..............................................................                 68,845
  Other accrued expenses ................................................................                  4,500
                                                                                                     -----------
                                                                Total current liabilities                302,257

Long-term debt (Note E):
  Note payable, less current maturities .................................................                  3,515
  Capital lease obligation, less current maturities .....................................                  2,560
                                                                                                     -----------
                                                                        Total liabilities                308,332
                                                                                                     -----------

Shareholders' deficit (Note F):
   Preferred stock, $.001 par value; 5,000,000 shares authorized;
     -0- shares issued and outstanding ..................................................                   --
   Common stock, $.001 par value; 50,000,000 shares authorized;
     10,020,555 shares issued and outstanding ...........................................                 10,021
   Additional paid-in capital ...........................................................              4,407,678
   Officer loan to exercise options, including $885 of accrued interest (Note B) ........                 (2,425)
   Stock options - 437,629 outstanding ..................................................                  8,003
   Accumulated deficit ..................................................................             (4,660,367)
                                                                                                     -----------
                                                              Total shareholders' deficit               (237,090)
                                                                                                     -----------
                                                                                                     $    71,242
                                                                                                     ===========

                                       See accompanying notes to financial statements


                                                VITRO DIAGNOSTICS, INC.
                                               Statements of Operations

                                                                                           For the Years Ended
                                                                                               October 31,
                                                                                    ---------------------------------
                                                                                        2004                 2003
                                                                                    -----------           -----------
Product sales ............................................................          $       929           $      --
                                                                                    -----------           -----------

Operating costs and expenses:
     Research and development ............................................              100,307               108,825
     Selling, general and administrative .................................               37,423                45,950
     Impairment of intangible assets (Note A) ............................               36,951               111,104
                                                                                    -----------           -----------
                                        Total operating costs and expenses              174,681               265,879
                                                                                    -----------           -----------
                                                      Loss from operations             (173,752)             (265,879)

Other income (expense):
     Consulting fees .....................................................                 --                  10,000
     Interest income, officer loan (Note B) ..............................                  134                   461
     Interest expense ....................................................              (13,240)               (6,860)
                                                                                    -----------           -----------
                                                  Loss before income taxes             (186,858)             (262,278)

Provision for income taxes (Note C) ......................................                 --                    --
                                                                                    -----------           -----------
                                                                 Net loss           $  (186,858)          $  (262,278)
                                                                                    ===========           ===========

Basic and diluted net loss per common share ..............................          $     (0.02)          $     (0.03)
                                                                                    ===========           ===========
Shares used in computing basic and diluted net loss per common share .....            9,788,472             9,366,955
                                                                                    ===========           ===========

                                      See accompanying notes to financial statements



                                                   VITRO DIAGNOSTICS, INC.
                                        Statement of Changes in Shareholders' Deficit


                                                                   Preferred Stock                     Common Stock
                                                               --------------------------     ---------------------------
                                                                 Shares          Amount          Shares         Par Value
                                                               ----------      ----------      ----------      ----------
                               Balance, October 31, 2002             --        $     --         9,238,750      $    9,239

Common stock sold to an officer at
   $.09 per share (Note B) ..............................            --              --           222,222             222
Officer compensation charged against the
   loan to officer (Note B) .............................            --              --              --              --
Interest accrued on officer's equity loan (Note B) ......            --              --              --              --
Net loss for the year ended October 31, 2003 ............            --              --              --              --
                                                               ----------      ----------      ----------      ----------
                               Balance, October 31, 2003             --              --         9,460,972           9,461

Common stock options exercised,
   $.075 per share (Note B) .............................            --              --           133,333             133
Common stock options exercised,
   $.04 per share (Note B) ..............................            --              --           250,000             250
Common stock sold to an officer at
   $.10 per share (Note B) ..............................            --              --           100,000             100
Common stock sold to an investor at
   $.08 per share (Note B) ..............................            --              --            76,250              77
Officer compensation charged against the
   loan to officer (Note B) .............................            --              --              --              --
Interest accrued on officer's equity loan (Note B) ......            --              --              --              --
Net loss for the year ended October 31, 2004 ............            --              --              --              --
                                                               ----------      ----------      ----------      ----------
                               Balance, October 31, 2004             --        $     --        10,020,555      $   10,021
                                                               ==========      ==========      ==========      ==========




                                                        VITRO DIAGNOSTICS, INC.
                                        Statement of Changes in Shareholders' Deficit (Continued)


                                                                            Loan to
                                                                            Officer
                                                            Additional    to Exercise
                                                             Paid-in        Stock          Stock      Accumulated
                                                             Capital       Options        Options       Deficit          Total
                                                           -----------   -----------    -----------   -----------    -----------

                              Balance, October 31, 2002    $ 4,352,360   $   (11,890)   $     8,003   $(4,211,231)   $   146,481

Common stock sold to an officer at
   $.09 per share (Note B) .............................        19,778          --             --            --           20,000
Officer compensation charged against the
   loan to officer (Note B) ............................          --           3,700           --            --            3,700
Interest accrued on officer's equity loan (Note B) .....          --            (461)          --            --             (461)
Net loss for the year ended October 31, 2003 ...........          --            --             --        (262,278)      (262,278)
                                                           -----------   -----------    -----------   -----------    -----------
                               Balance, October 31, 2003     4,372,138        (8,651)         8,003    (4,473,509)       (92,558)

Common stock options exercised,
   $.075 per share (Note B) ............................         9,867          --             --            --           10,000
Common stock options exercised,
   $.04 per share (Note B) .............................         9,750          --             --            --           10,000
Common stock sold to an officer at
   $.10 per share (Note B) .............................         9,900          --             --            --           10,000
Common stock sold to an investor at
   $.08 per share (Note B) .............................         6,023          --             --            --            6,100
Officer compensation charged against the
   loan to officer (Note B) ............................          --           6,360           --            --            6,360
Interest accrued on officer's equity loan (Note B) .....          --            (134)          --            --             (134)
Net loss for the year ended October 31, 2004 ...........          --            --             --        (186,858)      (186,858)
                                                           -----------   -----------    -----------   -----------    -----------
                               Balance, October 31, 2004   $ 4,407,678   $    (2,425)   $     8,003   $(4,660,367)   $  (237,090)
                                                           ===========   ===========    ===========   ===========    ===========

                                           See accompanying notes to financial statements.



                                               VITRO DIAGNOSTICS, INC.
                                              Statements of Cash Flows


                                                                                           For the Years Ended
                                                                                                October 31,
                                                                                        ---------------------------
                                                                                           2004             2003
                                                                                        ---------         ---------
Cash flows from operating activities:
  Net loss .....................................................................        $(186,858)        $(262,278)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ..............................................            7,245            15,456
    Impairment of intangible assets (Note A) ...................................           36,951           111,104
    Interest income recognized on Officer's equity loan (Note B) ...............             (134)             (461
    Services charged against Officer's equity loan (Note B) ....................            6,360             3,700
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts receivable, inventories,
      prepaid expenses and deposits ............................................           (2,839)           (1,297)
    Increase (decrease) in accounts payable, accrued expenses
      and payroll taxes payable ................................................           67,709            93,177
                                                                                        ---------         ---------
Net cash used in operating activities ..........................................          (71,566)          (40,599)
                                                                                        ---------         ---------

Cash flows from investing activities:
   Purchases of property and equipment .........................................             (601)             (481)
   Payments for patents and deferred costs .....................................           (6,121)           (7,004)
                                                                                        ---------         ---------
Net cash used in investing activities ..........................................           (6,722)           (7,485)
                                                                                        ---------         ---------

Cash flows from financing activities:
   Proceeds from issuance of notes payable (Note B) ............................           18,446            20,000
   Principal payments on notes payable .........................................           (5,705)           (1,802)
   Proceeds from line of credit, net ...........................................           39,815             5,040
   Principal payments on capital lease .........................................           (3,180)           (2,657)
   Proceeds from common stock options exercised ................................           20,000              --
   Proceeds from sale of common stock ..........................................           16,100            20,000
                                                                                        ---------         ---------
Net cash provided by (used in) financing activities ............................           85,476            40,581
                                                                                        ---------         ---------

                                                              Net change in cash            7,188            (7,503)
Cash, beginning of year ........................................................                             -7,503
                                                                                        ---------         ---------
                                                               Cash, end of year        $   7,188         $    --
                                                                                        =========         =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest ...................................................................        $   9,198         $   4,635
                                                                                        =========         =========
    Income taxes ...............................................................        $    --           $    --
                                                                                        =========         =========

  Non-cash investing and financing transactions:
    Promissory note issued in exchange for payables (Note E) ...................        $    --           $   8,096
                                                                                        =========         =========

                                       See accompanying notes to financial statements.

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

     Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development and related technologies. The Company's target area for its therapeutic products is the treatment of human infertility. The Company has been granted three patents for its process to manufacture VITROPIN(TM). VITROPIN(TM) is a highly purified urinary follicle-stimulating hormone ("FSH") preparation produced according to the Company's patented purification process. The Company is developing additional FSH-related drugs including VITROPIN-V(TM), and has developed a prototype syringe for administration of fertility drugs called VITROJECT(TM).

     The Company has also been granted a patent for its proprietary technology related to the immortalization of human cells. The Company believes this technology can be used in a variety of commercial applications including the treatment of degenerative diseases and drug discovery.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered significant losses since inception and has a working capital deficit at October 31, 2004. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

     The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain capital from outside sources, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended October 31, 2004 and 2003, the president has loaned the Company funds for working capital on an "as needed" basis. There is no assurance that these loans will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company's cell immortalization technology and the Company's fertility drugs. Management will pursue these and other opportunities with the objective of establishing strategic alliances to fund further fertility drug development and commercialization. Also, the Company recently launched a new product line, VITROCELL(TM), consisting of novel human cell lines for research and development. These products represent unique opportunities for researchers to utilize proliferating human cell lines for a variety of research applications including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary gland. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company's operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

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

     Cash equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at October 31, 2004.

     Inventory

     Inventories, consisting of raw materials and VITROCELL(TM) product, are stated at the lower of cost (using the specific identification method) or market.

     Property, equipment and depreciation

     Property and equipment are stated at cost and are depreciated over the assets' estimated useful lives using the straight-line method. Depreciation expense totaled $4,313 and $6,119 for the years ended October 31, 2004 and 2003, respectively.

     Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

     Patents, deferred costs and amortization

     Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $2,932 and $9,337 for the years ended October 31, 2004 and 2003, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

                        Year ended October 31,
                        ----------------------

                                2005 ...............    $   2,932
                                2006 ...............        2,932
                                2007 ...............        2,932
                                2008 ...............        2,932
                                2009 ...............        2,932
                                                        ----------
                                                        $   14,660
                                                        ==========

                            VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


     The Company's patents and deferred costs consisted of the following at October 31, 2004:

Patent
Method for purifying "FSH" (3 patents) .......................................       $   --
      These patents detail methods to manufacture highly purified FSH from various sources including human cells and animal extracts of pituitary glands. (See "impairment" below)
Immortalized cell lines and methods of making the same (1 patent) ............         29,317
      This patent is for proprietary technology related to the
      immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery ..................
Less: accumulated amortization ...............................................         (6,108)
                                                                                     --------
                                                                                     $ 23,209
                                                                                     ========

Deferred costs
Method for purifying "FSH", continuation-
   in-part application .......................................................       $   --
      This patent application is a continuation on the above patents previously obtained by the Company that seeks to expand
      protection of its issued patent.  The patent application was also filed in the United Kingdom, Canada, Australia, and in the
      European Patent office. (See "impairment" below)
Immortalization of human cell lines (VITROPIN-V(TM)) .........................         30,400
      This patent application is a continuation on the above patent previously obtained by the Company that seeks to expand
      protection of its issued patent.  The patent application was also filed in the United Kingdom, Canada, Australia, New Zealand,
      Israel, and in the European Patent office ..............................
Multi-dose syringe driver (VITROJECT(TM)) ....................................           --
      Patent application for a device designed to administer injections more easily and economically. (See "impairment" below)
                                                                                     --------
                                                                                     $ 30,400
                                                                                     ========

     Impairment and Disposal of Long-Lived Assets

     The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

     During the years ended October 31, 2004 and 2003, the Company completed balance sheet reviews that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $36,951 and $111,104 during the years ended October 31, 2004 and 2003, respectively, for the write-off of patents and deferred intellectual property costs as follows:

                           VITRO DIAGNOSTICS, INC.
                         Notes to Financial Statements



October 31, 2004                                           Accumulated
                                                          Amortization       Book Value                    Book Value at
                                             Original        Through          Prior to         Asset        October 31,
               Description                    Cost       April 30, 2003      Impairment     Impairment         2004
------------------------------------------------------------------------------------------------------------------------
Deferred Intellectual Property Costs:
Multi-dose syringe driver                   $  36,951       $    --          $  36,951       $ (36,951)       $  --
                                            =========       =========        =========       =========        =======


October 31, 2003                                           Accumulated
                                                          Amortization       Book Value                    Book Value at
                                             Original        Through          Prior to         Asset        October 31,
               Description                    Cost       April 30, 2003      Impairment     Impairment         2003
------------------------------------------------------------------------------------------------------------------------

Patents:
Method for purifying FSH (3 patents)        $ 128,089       $ (29,328)       $  98,761       $ (98,761)       $  --

Deferred Intellectual Property Costs:
Continuation-in-part application
   related to FSH patents                      10,339            --             10,339         (10,339)          --
Other patent application costs                  2,004            --              2,004          (2,004)          --
                                            ---------       ---------        ---------       ---------        -------
                                   Totals   $ 140,432       $ (29,328)       $ 111,104       $(111,104)       $  --
                                            =========       =========        =========       =========        =======

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

     Net loss per share

     The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Common stock options outstanding at October 31, 2004 were not included in the diluted loss per share as all

                            VITRO DIAGNOSTICS, INC.
                         Notes to Financial Statements


     437,629 options were anti-dilutive. Therefore, basic and diluted losses per share at October 31, 2004 were equal.

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

     Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures have been included in Note F.

     Recent accounting standards

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

     In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for

                           VITRO DIAGNOSTICS, INC.
                         Notes to Financial Statements


     share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

NOTE B: RELATED PARTY TRANSACTIONS

     Indebtedness to officer

     During the year ended October 31, 2004, the Company's president paid $3,537 in expenses on behalf of the Company, which remained unpaid as of October 31, 2004. The $3,537 is included in the accompanying condensed financial statements as "Due to officer".

     Notes payable

     During October 2004, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in October 2006 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $42 at October 31, 2004.

     During September 2003, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $1,167 at October 31, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share. The president exercised these options during May 2004 (see Note
     F).

     During May 2003, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $1,458 at October 31, 2004. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 125,000 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.04 per share. The president exercised these options during April 2004 (see Note F).

     On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carries an eight percent interest rate and matured on August 23, 2003. The note is currently in default. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $3,900 at October 31, 2004. The note is collateralized by a first lien on the Company's patents related to FSH purification. In addition, in accordance with the terms of the note, the Company granted the president options to purchase 133,333 shares of the Company's common stock with an exercise price equal to the common stock market value on the date of grant, or $.075 per share. The president exercised these options during November 2003 (see Note F).

     Accrued salary

     During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $144,270 as of October 31, 2004 and is included in the accompanying condensed financial statements as "Accrued salaries".

                           VITRO DIAGNOSTICS, INC.
                         Notes to Financial Statements


     Officer loan

     During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matured on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through October 31, 2004, the vice president earned $12,460 in compensation, which was allocated against the balance due on the loan. At October 31, 2004, the principal and related accrued interest owed on the loan totaled $1,540 and $885, respectively.

     Common stock sales

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

NOTE C: INCOME TAXES

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                October 31,
                                                             ------------------
                                                              2004        2003
                                                             ------      ------
     U.S. federal statutory graduated rate ..............     29.60%     32.30%
     State income tax rate, net of federal benefit ......      3.26%      3.14%
     Net operating loss for which no tax benefit
       is currently available ...........................    (32.86%)   (35.44%)
                                                             -------    ------
                                     Effective rate .....      0.00%      0.00%

     At October 31, 2004, deferred taxes consisted of a net tax asset of $1,198,696, due to operating loss carryforwards of $3,250,455, which was fully allowed for in the valuation allowance of $1,198,696. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended October 31, 2004 and 2003 were $61,402 and $92,946, respectively. The changes in the valuation allowance for the yeas ended October 31, 2004 and 2003 also totaled $61,402 and $92,946, respectively. Net operating loss carryforwards will expire through 2024.

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

                           VITRO DIAGNOSTICS, INC.
                         Notes to Financial Statements


NOTE D: LINES OF CREDIT

     The Company has a $10,000 line of credit of which $644 was unused at October 31, 2004. The interest rate on the credit line was 13.75% at October 31, 2004. Principal and interest payments are due monthly.

     The Company also has six credit cards with a combined credit limit of $75,300, of which $15,811 was unused at October 31, 2004. The interest rates on the credit cards range from 9.74% to 20.83% as of October 31, 2004.

NOTE E: LONG-TERM DEBT

     Note Payable

     During August 2003, the Company converted liabilities owed to its attorney into a promissory note, which had a balance of $6,294 at October 31, 2003. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. During the year ended October 31, 2004, the Company incurred an additional $8,446 in legal fees and paid $5,705 against the principal balance. The Company also paid $335 and $198 toward interest expense for the years ended October 31, 2004 and 2003, respectively. As of October 31, 2004, the Company owed $9,035 on the note. Future maturities of the note are as follows:

                  Year ended October 31,
                  ----------------------
                        2005 ........................     $  5,520
                        2006 ........................        3,515
                                                          --------
                                                          $  9,035
                                                          ========

     Capital Lease Obligation

     On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

                  Year ended October 31,
                  ----------------------
                        2005 ........................     $  4,657
                        2006 ........................        2,716
                                                          --------
                                                             7,373
                  Less: imputed interest ............       (1,005)
                                                          --------
                  Present value of net minimum
                    lease payments ..................     $  6,368
                                                          ========

     The president of the Company has personally guaranteed the lease obligation.

NOTE F: SHAREHOLDERS' EQUITY

     During June 2004, the Company sold 76,250 shares of its common stock to an unrelated third-party investor for $6,100, or $.08 per share.

                             VITRO DIAGNOSTICS, INC.
                          Notes to Financial Statements


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

                                                   Options Outstanding and Exercisable
                                                ---------------------------------------            Weighted Average
                                                 Number of               Exercise Price             Exercise Price
                                                   Shares                  Per Share                  Per Share
                                                 ---------               --------------             --------------
Balance at October 31, 2002 ...........           704,197                $.075 to $1.50               $   0.35
   Options granted ....................           250,000                $    0.04                    $   0.04
   Options exercised ..................              --                  $    0.00                    $   --
   Options expired ....................          (165,000)               $.14 to $1.50                $   0.96
                                                 --------                                             --------

Balance at October 31, 2003 ...........           789,197                $.04 to $.81                 $   0.14
   Options granted ....................            31,765                $    0.17                    $   0.17
   Options exercised ..................          (383,333)               $.04 to $.075                $   0.05
   Options expired ....................              --                  $    0.00                    $   --
                                                 --------                                             --------

Balance at October 31, 2004 ...........           437,629                $.08.to.$.81                 $   0.21
                                                 ========


     Stock options - employees

     During February 2004, the Company granted 31,765 options to a director with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options on the grant date were $.17 and $.135, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the year ended October 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                            VITRO DIAGNOSTICS, INC.
                         Notes to Financial Statements


         Risk-free interest rate ...............................      3.00%
         Dividend yield ........................................      0.00%
         Volatility factor .....................................    109.79%
         Weighted average expected life ........................     5 years

     During the year ended October 31, 2003, the Company granted 250,000 options to its president with exercise prices equal to the common stock market value on the date of grant. The weighted average exercise price and weighted average fair value of these options as of October 31, 2002 were $.04 and $.04, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the fiscal year ended October 31, 2003 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest rate ...............................      2.00%
         Dividend yield ........................................      0.00%
         Volatility factor .....................................    785.38%
         Weighted average expected life ........................     5 years

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

                                                        For the Years Ended
                                                           October 31,
                                                    ---------------------------
                                                       2004             2003
                                                    ---------       -----------

Net loss, as reported ..........................    $(186,858)      $  (262,278)
                                                    =========       ===========

Pro forma net loss .............................    $(191,146)      $  (272,278)
                                                    =========       ===========

Basic and diluted net loss per common
   share, as reported ..........................    $   (0.02)      $     (0.03)
                                                    =========       ===========

Pro forma basic and diluted net loss
   per common share .............................   $   (0.02)      $     (0.03)
                                                    =========       ===========

NOTE G: COMMITMENT

     The Company entered into an operating lease agreement on November 8, 2004. Under the lease, the Company receives the use of a laboratory facility,

                            VITRO DIAGNOSTICS, INC.
                         Notes to Financial Statements


     equipment and furnishings within the facility, common areas, and reception services. The lease term commences January 1, 2005 and ends December 31, 2005. Rent payments of $1,512 are payable under the lease on or before the first of each month. Future minimum payments under the facilities lease totaled $18,144 at October 31, 2004. Facilities rent expense for the years ended October 31, 2004 and 2003 totaled $24,025 and $23,950, respectively.

NOTE H: SUBSEQUENT EVENT

     During January 2005, the Company sold 100,000 shares of its common stock to the president of the Company for $20,000, or $.20 per share. Following the stock sale, the Company had 10,120,555 common shares issued and outstanding.