Form 10QSB
period 2005-01-31
VITRO DIAGNOSTICS INC
filed 2005-03-16
CIK 793171

2

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended January 31, 2005

         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OR 1934.


Commission file number:  0-17378

                             VITRO DIAGNOSTICS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                           84-1012042
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)

12635 E. Montview Blvd., Aurora, Colorado                     80010
-----------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (720) 859-4120
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ___

         The number of shares outstanding of the issuer's class of common equity as of March 15, 2005 was 10,620,555.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

Item 1.   Condensed Balance Sheet, January 31, 2005 (unaudited)              3

          Condensed Statements of Operations for the three
          months months ended January 31, 2005 and 2004
          (unaudited)                                                        4

          Condensed Statements of Cash Flows for the three
          months ended January 31, 2005 and 2004 (unaudited)                 5

          Notes to the Condensed Unaudited Financial Statements              6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                          9

PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                             12
Item 3.   Controls and Procedures                                           12
Item 5.   Other Information                                                 12

Signatures                                                                  13

Item 6.   Index to Exhibits                                                 14

                             VITRO DIAGNOSTICS, INC.
                             Condensed Balance Sheet
                                January 31, 2005

Assets
Current assets:
     Cash ...................................................          $ 16,752
     Accounts receivable ....................................             1,405
     Inventory, at cost .....................................             3,383
     Prepaid consulting fees (Note F) .......................           100,000
                                                                       --------
                                           Total current assets         121,540

Equipment, net of accumulated depreciation ....................           2,219
Patents, net of accumulated amortization ......................          22,476
Deferred costs ................................................          32,000
Deposit .......................................................           3,744
                                                                       --------

                                                                       $181,979
                                                                       ========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on note payable (Note E) ..............        $  6,000
     Current maturities on capital lease obligation (Note E) ..           3,983
     Accounts payable .........................................          17,970
     Due to officer (Note B) ..................................           3,537
     Note payable to officer (Note B) .........................          52,200
     Accrued interest payable to officer (Note B) .............           7,872
     Accrued salaries (Note B) ................................         158,697
     Lines of credit (Note D) .................................          78,434
     Other accrued expenses ...................................           2,900
                                                                       --------
                                      Total current liabilities         331,593

Long-term debt (Note E):
     Note payable, less current maturities ....................           4,806
     Capital lease obligation, less current maturities ........           1,496
                                                                       --------
                                              Total liabilities         337,895
                                                                       --------

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares
        authorized; -0- shares issued and outstanding .........           --
     Common stock, $.001 par value; 50,000,000 shares
        authorized; 10,620,555 shares issued and outstanding...          10,621
     Additional paid-in capital................................       4,527,078
     Officer loan to exercise options, including
        $904 of accrued interest (Note B)......................          (2,444)
     Common stock options......................................           8,003
     Accumulated deficit.......................................      (4,699,174)
                                                                      ---------
                                    Total shareholders' deficit        (155,916)
                                                                      ---------

                                                                      $ 181,979
                                                                      =========

      See accompanying notes to unaduited, condensed financial statements


                                                     VITRO DIAGNOSTICS, INC.
                                              Condensed Statements of Operations

                                                                                           For the Three Months Ended
                                                                                                   January 31,
                                                                                         -------------------------------
                                                                                              2005              2004
                                                                                         ------------       ------------
Product sales .....................................................................      $      1,127       $     --
                                                                                         ------------       ------------

Operating costs and expenses:
     Research and development .....................................................            21,761              9,970
     Selling, general and administrative ..........................................            12,593             27,609
                                                                                         ------------       ------------
                                                 Total operating costs and expenses            34,354             37,579
                                                                                         ------------       ------------
                                                               Loss from operations           (33,227)           (37,579)

Other income (expense):
     Consulting fees ..............................................................              --                 --
     Interest income, officer loan (Note B) .......................................                19                 64
     Interest expense .............................................................            (5,599)            (2,792)
                                                                                         ------------       ------------
                                                           Loss before income taxes           (38,807)           (40,307)

Provision for income taxes (Note C) ...............................................              --                 --
                                                                                         ------------       ------------

                                                                           Net loss      $    (38,807)      $    (40,307)
                                                                                         ============       ============

Basic and diluted net loss per common share .......................................      $      (0.00)      $       --
                                                                                         ============       ============
Shares used in computing basic and diluted net loss per common share ..............        10,220,555          9,594,305
                                                                                         ============       ============

                                See accompanying notes to unaudited, condensed financial statements



                                            VITRO DIAGNOSTICS, INC.
                                      Condensed Statements of Cash Flows

                                                                                         For the Three Months Ended
                                                                                                January 31,
                                                                                         --------------------------
                                                                                           2005             2004
                                                                                         --------          -------

Net cash used in operating activities ..........................................         $(18,736)         $(14,790)
                                                                                         --------          --------

Cash flows from investing activities:
     Purchases of property and equipment .......................................             --                (601)
     Payments for patents and deferred costs ...................................           (1,600)             --
                                                                                         --------          --------
Net cash used in investing activities ..........................................           (1,600)             (601)
                                                                                         --------          --------

Cash flows from financing activities:
     Proceeds from issuance of loan payable (Note B) ...........................            2,200              --
     Principal payments on notes payable .......................................           (1,000)             --
     Proceeds from line of credit, net .........................................            9,589             7,894
     Principal payments on capital lease .......................................             (889)             (742)
     Proceeds from common stock options exercised ..............................             --              10,000
     Proceeds from sale of common stock ........................................           20,000              --
                                                                                         --------          --------
                                       Net cash provided by financing activities           29,900            17,152
                                                                                         --------          --------

                                                              Net change in cash            9,564             1,761
Cash, beginning of period ......................................................            7,188              --
                                                                                         --------          --------
                                                             Cash, end of period         $ 16,752          $  1,761
                                                                                         ========          ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest ...............................................................         $  3,425          $  1,859
                                                                                         ========          ========
        Income taxes ...........................................................         $   --            $   --
                                                                                         ========          ========

                            See accompanying notes to unaudited, condensed financial statements

                                                           5


Note A:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2004 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

Indebtedness to officer

In prior years, the Company's president paid expenses on behalf of the Company totaling $3,537, which remained unpaid as of January 31, 2005. The $3,537 is included in the accompanying condensed financial statements as "Due to officer".

Notes payable

During January 2005, the president loaned the Company $2,200 for working capital in exchange for a promissory note. The loan is due on demand and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $55 at January 31, 2005.

During October 2004, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in October 2006 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $292 at January 31, 2005.

During September 2003, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $1,417 at January 31, 2005.

During May 2003, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $1,708 at January 31, 2005.

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carried an eight percent interest rate and matured on August 23, 2003. The note is currently in default. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $4,400 at January 31, 2005. The note is collateralized by a first lien on the Company's patents related to FSH purification.

Accrued salary

During May 2002, the Company began accruing its president's salary due to a lack of working capital. The president's unpaid salary totaled $158,697 as of January 31, 2005 and is included in the accompanying condensed financial statements as "Accrued salaries".

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carried a five percent interest rate and matured on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through January 31, 2005, the vice president earned $12,460 in compensation, which was allocated against the balance due on the loan. At January 31, 2005, the principal and related accrued interest owed on the loan totaled $1,540 and $904, respectively.

Common stock sales

During January 2005, the Company sold 100,000 shares of its common stock to the president of the Company for $20,000, or $.20 per share.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended January 31, 2005 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0-income taxes.

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

Note D:  Lines of Credit

The Company has a $10,000 line of credit of which $554 was unused at January 31, 2005. The interest rate on the credit line was 14.25% at January 31, 2005. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $75,300, of which $6,312 was unused at January 31, 2005. The interest rates on the credit cards range from 9.74% to 20.83% as of January 31, 2005.

Note E:  Long-Term Debt

Note Payable

As of October 31, 2004, the Company owed its attorney $9,035 pursuant to a promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. During the three months ended January 31, 2005, the Company incurred an additional $2,771 in legal fees and paid $1,000 against the principal balance. As of January 31, 2005, the Company owed $10,806 on the note. Future maturities of the note are as follows:

                   Period ended January 31,
                   ------------------------

                        2005 .........................   $ 6,000
                        2006 .........................     4,806
                                                         -------
                                                         $10,806
                                                         =======


Capital Lease Obligation

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

                  Period ended January 31,
                   ------------------------

                        2005 .........................   $ 3,983
                        2006 .........................     2,227
                                                         -------
                                                         $ 6,210
                        Less: imputed interest ........     (731)
                                                         -------
                        Present value of net
                         minimum lease payments .......  $ 5,479
                                                         =======

The president of the Company has personally guaranteed the lease obligation.

Note F:  Shareholders' Deficit

Following is a schedule of changes in shareholders' deficit for the three months ended January 31, 2005:

                                                                              Loan to
                                                                             Officer to
                                        Common Stock           Outstanding    Exercise     Additional
                                   ------------------------      Stock         Stock         Paid-In     Accumulated
                                     Shares      Par Value      Options       Options        Capital       Deficit          Total
                                     ------      ---------      -------       -------        -------       -------          -----
Balance, November 1, 2004          10,020,555   $    10,021   $     8,003   $    (2,425)   $ 4,407,678   $(4,660,367)   $  (237,090)
Common stock issued in
  exchange for consulting
  services ($.20 per share)           500,000           500          --            --           99,500          --          100,000
Stock sold to an officer
  ($.20 per share)                    100,000           100          --            --           19,900          --           20,000
Interest accrued on officer's
  equity loan                            --            --            --             (19)          --            --              (19)
Net loss for the three months
  ended January 31, 2005                 --            --            --            --             --         (38,807)       (38,807)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
  Balance, January 31, 2005        10,620,555   $    10,621   $     8,003   $    (2,444)   $ 4,527,078   $(4,699,174)   $  (155,916)
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========

Common stock

During January 2005, the Company issued 500,000 shares of its common stock to a consultant pursuant to the terms of a consulting agreement. Under the terms of the agreement, the consultant is to provide equity financing, investor relations and public relations services in exchange for the common stock. The term of the agreement commences February 1, 2005 and terminates on June 1, 2005. The common stock was valued at $.20 per share based on the traded market value of the common stock. Stock-based compensation expense of $100,000 has been capitalized to prepaid consulting fees as of January 31, 2005. As the consulting services are incurred between February and June 2005, the prepaid expenses will be charged to operations.

Stock options

The following schedule summarizes the changes in the Company's outstanding stock options:


                                    Options Ourstanding and Exercisable
                                    -----------------------------------   Weighted Average
                                      Number of       Exercise Price       Exercise Price
                                        Shares           Per Share           Per Share
                                        ------           ---------           ---------

Balance at October 31, 2004 .......     437,629         $.08 to $.81          $  0.21
  Options granted .................        --              $0.00              $   --
  Options exercised ...............        --              $0.00              $   --
  Options expired/cancelled .......        --              $0.00              $   --
                                        -------                               --------
Balance at January 31, 2005 .......     437,629         $.08 to $.81          $  0.21
                                        =======


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at January 31, 2005 and the results of operations for the three-month periods ending January 31, 2005 and 2004. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 under the caption, "Risk Factors." Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At January 31, 2005, the Company had a working capital deficit of $210,053, consisting of current assets of $121,540 and current liabilities of $331,593. This represents an increase in working capital of $77,135 from fiscal year end October 31, 2004. The increase in working capital represents increases in current assets due to increased cash and prepaid consulting costs, while current liabilities increased less.

     Current assets increased by $106,472 and current liabilities increased by $29,336 during the quarter ended January 31, 2005. The increase in current assets was primarily related to prepaid consulting fees, which, although potentially useful to our future, will not help defray operating expenses. The Company continues to operate with limited cash obtained through debt and equity financing. The Company reported a $155,916 deficit in shareholder's equity at January 31, 2005, which is an $81,174 decrease in the deficit reported on October 31, 2004.

     During the three months ended January 31, 2005, the Company's financing activities provided cash to support our operating and investing activities. During that time, the Company's operations used $18,736 compared to the use of $14,790 cash by the operations during the three months ended January 31, 2004. The Company reported an overall increase in cash for the first three months of 2005 of $9,564 that was $7,803 greater than the increase in cash for the first three months of 2004. The increased use of cash during the first quarter of 2005 reflects additional expenses related to patent legal expenses and general increases in debt service required to maintain the Company's increased debt. The use of cash reflects minimum cash requirements of about $6,250/month for operations while the cash from financing activities was obtained from debt and equity financing activities, primarily from the acquisition of stock by our president. Cash requirements for operations has been cut to a minimum level by previous cost reduction measures and is unlikely to be further reduced without additional curtailment or suspension of operations.

     The Company has $13,102 in available debt and cash at the present time and is also filling a purchase order for approximately $16,000, which is described in greater detail in the Results of Operations. Based on present expenditure levels and assuming no additional equity funding and that revenues are derived from present purchase orders, management believes that there is sufficient capital to maintain operations at the present level through approximately June 30, 2005.

     The Company continues to pursue various activities to obtain additional capitalization, as described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2004. A primary focus is the sale of the VITROCELL(TM) product line and the Company now has a distribution contract for select VITROCELL(TM) products. Through its contract with Chemicon International, Inc., the Company is presently filling its first substantial order as described elsewhere in this report. The Company has also hired a firm to assist it in raising capital, investor and public relations. Through this contract with Sussex Avenue Partners, the Company hopes to improve liquidity of its stock and attract outside equity investments. The Company is also pursuing other alternatives to increase capital resources including out-licensing of its proprietary technology and collaborative agreements with third parties. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Results of Operations

     During the three months ended January 31, 2005, the Company realized a net loss of $38,807, which was less than $0.01 per share, on $1,127 in product revenue. The net loss was $1,500 less than the net loss for the first quarter ended January 31, 2004, but the overall results of the first quarter for fiscal year 2004 and 2005 were comparable. The Company had previously curtailed its operations substantially and now has one full-time employee. Total operating expenses were $4,352 less in the first quarter 2005 than the comparable period in 2004. Additional interest expense offset this expense reduction and product revenue resulted in the slight decrease in net loss for the first quarter of 2005 compared to the first quarter of 2004. These products were sold directly to customers and not through the Company's agreement for distribution of select VITROCELL(TM) products.

     Research and development expenses were $21,761 for the first quarter of fiscal 2005, which represents an increase of $11,791 compared to R&D expenses during the same period in 2004. Current R&D activities are focused on the development of additional products to add to the VITROCELL(TM) product line. The VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its patented cell immortalization technology. A more detailed discussion of the VITROCELL(TM) product line is contained within the Company's Form 10-KSB for fiscal year 2004. The Company is now focused on the development of insulin-producing human beta cell lines for use in research efforts to extend cell therapeutic approaches to the treatment of type I diabetes. There have been significant advances in the use of beta islet transplants to treat Type I diabetes and the Company's R&D efforts are directed towards providing cell lines for further research uses and eventually, for possible use as a source of beta cells for transplantation.

     Also, during the first quarter of 2005, the Company received its first significant order for the VITROCELL(TM) products through its distribution agreement with Chemicon International, Inc. The purchase order was for about $16,000 consisting of five different catalog items of the VITROCELL(TM) product line. The Company has now completed the manufacturing of the required finished goods and subjected these products to quality control procedures according to required standards. All of these materials reached the criteria required for release into commercial distribution and the Company is now preparing to ship these materials to Chemicon.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

     During the fiscal quarter ended January 31, 2005, the President purchased 100,000 shares of restricted common stock of the Company. The purchase price was $0.20/share. The Company also issued 500,000 shares of its restricted common stock to Sussex Avenue Partners as compensation for its consulting agreement with the Company involving locating capital investment in the Company, investor and public relations. The common stock was valued at $0.20 per share based on the traded market value of the stock.

     The Company issued these shares directly, and paid no commission in connection with the issuance. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as the individual was afforded access to the type of information that would be contained in a registration statement. The individual was aware of the risks of the transaction, and the Company had a pre-existing relationship with this individual. The certificates representing the shares were issued with a legend restricting transfer of the underlying shares, and stop transfer instructions were issued to the Company's transfer agent.

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of January 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that our controls and procedures were effective in timely alerting to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

     (b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

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