Form 10QSB
period 2005-04-30
VITRO DIAGNOSTICS INC
filed 2005-06-14
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2005

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

     The number of shares outstanding of the issuer's class of common equity as of June 14, 2005 was 10,620,555.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

Item 1.       Condensed Balance Sheet, April 30, 2005 (unaudited)           3

              Condensed Statements of Operations for the three months
              and six months ended April 30, 2005 and 2004 (unaudited)      4

              Condensed Statements of Cash Flows for the six months
              ended April 30, 2005 and 2004 (unaudited)                     5

              Notes to the Condensed Unaudited Financial Statements         6

Item 2.       Management's Discussion and Analysis or Plan of
              Operation                                                    12

Item 3.       Controls and Procedures                                      15

PART II - OTHER INFORMATION

Item 2.       Changes in Securities                                        15
Item 5.       Other Information                                            16

Signatures                                                                 16

Item 6.       Index to Exhibits                                            16


                                      VITRO DIAGNOSTICS, INC.
                                      Condensed Balance Sheet
                                          April 30, 2005

Assets
Current assets:
     Accounts receivable ..............................................................   $    17,492
     Inventory, at cost ...............................................................         3,508
     Prepaid consulting fees (Note F) .................................................        40,000
                                                                                          -----------
                                                                   Total current assets        61,000

Equipment, net of accumulated depreciation ............................................         3,157
Patents, net of accumulated amortization ..............................................        21,743
Deferred costs ........................................................................        32,000
Deposit ...............................................................................         3,744
                                                                                          -----------

                                                                           Total assets   $   121,644
                                                                                          ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Bank overdraft ...................................................................   $       647
     Current maturities on note payable (Note E) ......................................         6,000
     Current maturities on capital lease obligation (Note E) ..........................         4,167
     Accounts payable .................................................................        22,567
     Due to officer (Note B) ..........................................................         3,537
     Note payable to officer (Note B) .................................................        52,700
     Accrued interest payable to officer (Note B) .....................................         9,131
     Accrued salaries (Note B) ........................................................       198,315
     Lines of credit (Note D) .........................................................        79,480
     Other accrued expenses ...........................................................           800
                                                                                          -----------
                                                              Total current liabilities       377,344

Long-term debt (Note E):
     Note payable, less current maturities ............................................         7,363
     Capital lease obligation, less current maturities ................................           383
                                                                                          -----------
                                                                      Total liabilities       385,090
                                                                                          -----------

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding .............................................          --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        10,620,555 shares issued and outstanding ......................................        10,621
     Additional paid-in capital .......................................................     4,539,578
     Officer loan to exercise options, including $904 of accrued interest (Note B) ....        (2,363)
     Common stock options .............................................................         8,003
     Accumulated deficit ..............................................................    (4,819,285)
                                                                                          -----------
                                                            Total shareholders' deficit      (263,446)
                                                                                          -----------

                                                                                          $   121,644
                                                                                          ===========


               See accompanying notes to unaudited, condensed financial statements


                                              VITRO DIAGNOSTICS, INC.
                                        Condensed Statements of Operations


                                                       For the Three Months Ended       For the Six Months Ended
                                                               April 30,                        April 30,
                                                      ----------------------------    ----------------------------
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
Product sales .....................................   $     16,306    $       --      $     17,433    $       --
                                                      ------------    ------------    ------------    ------------

Operating costs and expenses:
    Research and development ......................         24,044          21,724          45,805          49,333
    Stock-based compensation (Note F) .............         12,500            --            12,500            --
    Selling, general and administrative ...........         95,463           8,298         108,056          18,268
                                                      ------------    ------------    ------------    ------------
                 Total operating costs and expenses        132,007          30,022         166,361          67,601
                                                      ------------    ------------    ------------    ------------
                               Loss from operations       (115,701)        (30,022)       (148,928)        (67,601)

Other income (expense):
    Interest income, officer loan (Note B) ........             19              28              38              92
    Interest expense ..............................         (4,429)         (3,892)        (10,028)         (6,684)
                                                      ------------    ------------    ------------    ------------
                           Loss before income taxes       (120,111)        (33,886)       (158,918)        (74,193)

Provision for income taxes (Note C) ...............           --              --              --              --
                                                      ------------    ------------    ------------    ------------

                                           Net loss   $   (120,111)   $    (33,886)   $   (158,918)   $    (74,193)
                                                      ============    ============    ============    ============

Basic and diluted net loss per common share .......   $      (0.01)   $       --      $      (0.02)   $      (0.01)
                                                      ============    ============    ============    ============
Shares used in computing basic and diluted
    net loss per common share .....................     10,620,555       9,635,972      10,306,269       9,615,138
                                                      ============    ============    ============    ============



                        See accompanying notes to unaudited, condensed financial statements


                                VITRO DIAGNOSTICS, INC.
                          Condensed Statements of Cash Flows

                                                                 For the Six Months Ended
                                                                         April 30,
                                                                   --------------------
                                                                     2005        2004
                                                                   --------    --------

Net cash used in operating activities ..........................   $(32,793)   $(30,621)
                                                                   --------    --------

Cash flows from investing activities:
     Purchases of property and equipment .......................     (1,328)       (601)
     Payments for patents and deferred costs ...................     (1,600)     (4,733)
                                                                   --------    --------
Net cash used in investing activities ..........................     (2,928)     (5,334)
                                                                   --------    --------

Cash flows from financing activities:
     Proceeds from issuance of loan payable (Note B) ...........      2,700        --
     Principal payments on notes payable .......................     (2,984)       --
     Proceeds from line of credit, net .........................     10,635      23,171
     Principal payments on capital lease .......................     (1,818)     (1,519)
     Proceeds from common stock options exercised ..............       --        15,000
     Proceeds from sale of common stock ........................     20,000        --
                                                                   --------    --------
Net cash provided by financing activities ......................     28,533      36,652
                                                                   --------    --------

                                              Net change in cash     (7,188)        697
Cash, beginning of period ......................................      7,188        --
                                                                   --------    --------
                                             Cash, end of period   $   --      $    697
                                                                   ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ...............................................   $  7,464    $  1,034
                                                                   ========    ========
        Income taxes ...........................................   $   --      $   --
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended April 30, 2005 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

Indebtedness to officer

In prior years, the Company's president paid expenses on behalf of the Company totaling $3,537, which remained unpaid as of April 30, 2005. The $3,537 is included in the accompanying condensed financial statements as "Due to officer".

Notes payable

During April 2005, the president loaned the Company $500 for working capital in exchange for a promissory note. The loan is due on demand and carries a 10 percent interest rate. No interest had accrued on the loan as of April 30, 2005.

During January 2005, the president loaned the Company $2,200 for working capital in exchange for a promissory note. The loan is due on demand and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $64 at April 30, 2005.

During October 2004, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in October 2006 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $542 at April 30, 2005.

During September 2003, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $1,667 at April 30, 2005.

During May 2003, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matured in May 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $1,958 at April 30, 2005.

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carried an eight percent interest rate and matured on August 23, 2003. The note is currently in default. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $4,900 at April 30, 2005. The note is collateralized by a first lien on the Company's patents related to FSH purification.

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Employment agreements and accrued salary

Effective April 8, 2005, the Board of Directors of the Company appointed James
T. Posillico, PhD, as its President and Chief Executive Officer. Simultaneously, James R. Musick resigned as President and CEO and was appointed Chairman of the Board of Directors, Chief Operating Officer and Secretary. Dr. Musick retained his position as Chief Financial Officer of the Company.

In conjunction with their appointments, the Company entered into employment agreements with both Dr. Posillico and Dr. Musick. Each agreement provides for an initial term of three years and is automatically renewable for an additional three-year period unless either party gives notice to the other that the agreement will be terminated.

The agreements with both officers provide each with a base salary of $180,000 per annum for the first year, $250,000 per annum for the second year, and $300,000 per annum during the third year. The agreement also provides that if the Company obtains financing of $3 million or more during the first two years of the agreement, the base salary would automatically increase to $300,000 per annum effective with the closing of the financing. Both officers have agreed to accrue salary until such time as the Company obtains sufficient working capital.

The agreement with Dr. Posillico also provides for the grant of stock options as follows:

     o Options to purchase 250,000 shares of the Company's common stock at a price of $.17 per share, exercisable for a period of ten years, immediately vested;

     o Options to purchase 500,000 shares of the Company's common stock at a price of $.17 per share, vesting upon the achievement of a strategic alliance to commercialize the Company's fertility drug technology, completion of a successful financing in an amount not less than $3 million to commercialize VITROPIN(TM), or the sale or out-license of the Company's drug technology to a third party;

     o Options to purchase an additional 500,000 shares of the Company's common stock at a price of $.17 per share, vesting upon achievement of a strategic alliance to commercialize the Company's beta islet technology by a third party, the successful financing of the commercialization of this technology, or the sale or out-license of the technology to a third party;

     o Options to purchase an additional 150,000 shares of the Company's common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any financial statement filed with the Securities and Exchange Commission on Form 10-QSB or 10-KSB; and

     o Options to purchase an additional 150,000 shares of the Company's common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-QSB or 10-KSB.

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


The agreement with Dr. Musick provides for the grant of stock options as follows:

     o Options to purchase 150,000 shares of the Company's common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any financial statement filed with the Securities and Exchange Commission on Form 10-QSB or 10-KSB; and

     o Options to purchase an additional 150,000 shares of the Company's common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-QSB or 10-KSB.

All of the options which are subject to vesting expire ten years from the date of vesting. Further, each of the options would terminate ninety days from the date the employee's employment with the Company is terminated. All of the options are intended to be granted as "incentive stock options" under the Company's Equity Incentive Plan of 2000, although the Plan must be amended and approved by the shareholders to increase the amount of common stock reserved under the Plan in order to provide for some of the options.

The Company began accruing Dr Musick's salary in May 2002, due to a lack of working capital. As of April 30, 2005, Dr. Musick's accrued salaries totaled $183,315. Dr. Posillico's accrued salary totaled $15,000 at April 30, 2005. Both amounts are included in the accompanying condensed financial statements as "Accrued salaries".

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carried a five percent interest rate and matured on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through April 30, 2005, the vice president earned $12,560 in compensation, which was allocated against the balance due on the loan. At April 30, 2005, the principal and related accrued interest owed on the loan totaled $1,440 and $923, respectively.

Common stock sales

During January 2005, the Company sold 100,000 shares of its common stock to the president of the Company for $20,000, or $.20 per share.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended April 30, 2005 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

                             VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Note D:  Lines of Credit

The Company has a $10,000 line of credit of which $268 was unused at April 30, 2005. The interest rate on the credit line was 14.50% at April 30, 2005. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $75,300, of which $5,552 was unused at April 30, 2005. The interest rates on the credit cards range from 9.74% to 20.83% as of April 30, 2005.

Note E:  Long-Term Debt

Note Payable

As of October 31, 2004, the Company owed its attorney $9,035 pursuant to a promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. During the six months ended April 30, 2005, the Company incurred an additional $7,312 in legal fees and paid $2,984 against the principal balance. As of April 30, 2005, the Company owed $13,363 on the note. Future maturities of the note are as follows:

                     Period ended April 30,
                     ----------------------

                              2005 .....................     $  6,000
                              2006 .....................        6,000
                              2006 .....................        1,363
                                                             --------
                                                             $ 13,363
                                                             ========

Capital Lease Obligation

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

                     Period ended April 30,
                     ----------------------

                              2005 .....................     $  4,167
                              2006 .....................          383
                                                             --------
                                                                4,550
                              Less: imputed interest ...         (496)
                                                             --------
                              Present value of net
                                 minimum lease payments.     $   4,054
                                                             =========

The president of the Company has personally guaranteed the lease obligation.

Note F:  Shareholders' Deficit

Following is a schedule of changes in shareholders' deficit for the six months ended April 30, 2005:

                            VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements

                                                                              Loan to
                                                                            Officer to
                                         Common stock         Outstanding    Exercise      Additional
                                   ------------------------      Stock         Stock        Paid-In      Accumulated
                                     Shares      Par Value      Options       Options       Capital        Deficit         Total
                                   ----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance, November 1, 2004 .....    10,020,555   $    10,021   $     8,003   $    (2,425)   $ 4,407,678   $(4,660,367)   $  (237,090)
Common stock issued in
    exchange for consulting
    services ($.20 per share) .       500,000           500          --            --           99,500          --          100,000
Stock sold to an officer
    ($.20 per share) ..........       100,000           100          --            --           19,900          --           20,000
Common stock options
    granted to officers .......          --            --            --            --           12,500          --           12,500
Interest accrued on officer's
    equity loan ...............          --            --            --             (38)          --            --              (38)
Officer compensation charged
    against the equity loan ...          --            --            --             100           --            --              100
Net loss for the six months
    ended April 30, 2005 ......          --            --            --            --             --        (158,918)      (158,918)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
      Balance, April 30, 2005 .    10,620,555   $    10,621   $     8,003   $    (2,363)   $ 4,539,578   $(4,819,285)   $  (263,446)
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========

Common stock

During January 2005, the Company issued 500,000 shares of its common stock to a consultant pursuant to the terms of a consulting agreement. Under the terms of the agreement, the consultant is to provide equity financing, investor relations and public relations services in exchange for the common stock. The term of the agreement commences February 1, 2005 and terminates on June 1, 2005. The common stock was valued at $.20 per share based on the traded market value of the common stock. Stock-based compensation expense of $100,000 has been capitalized to prepaid consulting fees as of April 30, 2005. As the consulting services are incurred between February and June 2005, the prepaid expenses will be charged to operations.

Stock options

The following schedule summarizes the changes in the Company's outstanding stock options:

                                    Options Outstanding            Options Exercisable
                                ----------------------------- -------------------------------    Weighted Average
                                  Number of    Exercise Price   Number of     Exercise Price     Exercise Price
                                   Shares       Per Share        Shares        Per Share          Per Share
                                ------------- --------------- --------------- ---------------    ---------------

Balance at October 31, 2004...       437,629   $.08 to $.81      437,629      $.08 to $.81           $ 0.52
   Options granted............     1,950,000      $0.17          250,000         $0.17               $ 0.17
   Options exercised..........          --        $0.00             --           $0.00               $   --
   Options expired/cancelled..          --        $0.00             --           $0.00               $   --
                                  ----------                   ---------                             -------
Balance at April 30, 2005.....     2,387,629   $.08 to $.81      687,629      $.08 to $.81           $ 0.23
                                  ==========                   =========


During February 2005, the Company granted 1,950,000 options to two officers with exercise prices equal to the common stock market value on the date of grant (see Note B). The weighted average exercise price and weighted average fair value of these options on the grant date were $.17 and $.163, respectively.

                            VITRO DIAGNOSTICS, INC.

                Notes to Unaudited Condensed Financial Statements


Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the six months ended April 30, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                    Risk-free interest rate ...............     2.34%
                    Dividend yield ........................     0.00%
                    Volatility factor .....................   124.78%
                    Weighted average expected life ........   10 years

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

                                                     For the Six Months Ended
                                                            April 30,
                                                     --------------------------
                                                       2005              2004
                                                     ---------       ----------

Net loss, as reported .........................      $(158,918)      $  (74,193)
                                                     =========       ==========

Pro forma net loss ............................      $(211,668)      $  (78,481)
                                                     =========       ==========

Basic and diluted net loss per common
   share, as reported .........................      $   (0.02)      $    (0.01)
                                                     =========       ==========

Pro forma basic and diluted net loss
   per common share ...........................      $   (0.02)      $    (0.01)
                                                     =========       ==========

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at April 30, 2005 and the results of operations for the six-month periods ending April 30, 2005 and 2004. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004, including the audited financial statements and notes contained therein.

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


Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At April 30, 2005, the Company had a working capital deficit of $316,344, consisting of current assets of $61,000 and current liabilities of $377,344. This represents a decrease in working capital of $29,155 from fiscal year end October 31, 2004. The decrease in working capital resulted from a greater increase in current liabilities than the increase in current assets during the first six months of this fiscal year.

     Current assets decreased by $60,540 and current liabilities increased by $45,751 during the quarter ended April 30, 2005. The decrease in current assets was due to the expensing of prepaid consulting fees, while the increase in liabilities represents operating expenses including salaries. During the second fiscal quarter of 2005, the Company hired a new President and CEO, while its previous President became Chairman of the Board of Directors and Chief Operating Officer. The Company also entered into employment contracts with its senior management whose current salary is deferred (See Note B: Related Party Transactions, in the unaudited, condensed financial statements above). The Company continues to operate with limited cash obtained through debt and equity financing and also now has some revenue from the sale of products. The Company reported a $263,446 deficit in shareholder's equity at April 30, 2005, which is a $26,356 increase in the deficit reported on October 31, 2004.

     During the six months ended April 30, 2005, the Company's financing activities provided cash to support our operating and investing activities. During that time, the Company's operations used $32,793 compared to the use of $30,621 cash by the operations during the six months ended April 30, 2004. The Company reported an overall decrease in cash for the six months of 2005 of $7,188 compared to an increase of $697 in cash for the comparable period of fiscal 2004, a decrease of $7,885 in positive cash flow. The decrease in cash flow, in turn, is due to less cash obtained from financing activities and an increase of cash used for operating activities. The increased use of cash during the first six months of 2005 reflects additional expenses related to debt service required to maintain the Company's increased debt. The use of cash reflects minimum cash requirements of about $5,500/month for operations while the cash from financing activities was obtained from debt and equity financing activities, primarily from the acquisition of stock by our Chairman. Cash requirements for operation have been cut to a minimum level by previous cost reduction measures.

     The Company has about $12,000 in available debt and cash at the present time. Based on present expenditure levels and assuming no additional equity funding and the collection of all outstanding accounts receivable, management believes that there is sufficient capital to maintain operations at the present level through approximately August 31, 2005. In the absence of infusion of additional capital into the Company, management may be forced to suspend operations.

     The Company continues to pursue various activities to obtain additional capitalization, as described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2004. A primary focus is the sale of the VITROCELL(TM) product line for which the Company now has a distribution contract for select VITROCELL(TM) products. Through its contract with Chemicon International, Inc., the Company has filled its first significant order and has additional initiatives underway to increase revenue from the sale of products as described under "Results of Operations." The Company also hired Sussex Avenue Partners to assist it in raising capital and with investor and public relations. However, this contract has not yet provided the Company with additional working capital or significant improvement in liquidity for its shareholders, and there is no assurance that it will. The Company is also pursuing capitalization through private placement and public offering of the Company's securities and we now have ongoing discussions with interested investors. The Company is also pursuing other alternatives to increase capital resources including out-licensing of its proprietary technology and collaborative agreements with third parties. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities, or other transactions that may be appropriate.

Results of Operations

     During the three months ended April 30, 2005, the Company realized a net loss of $120,111, which was $0.01 per share, on $16,306 in product revenue. The net loss was $86,225 more than the net loss for the second quarter ended April 30, 2004 due to increased operating expenses related primarily to salaries and expenses of the consulting agreement between the Company and Sussex Avenue Partners. Total operating expenses were $101,985 more in the second quarter 2005 than the comparable period in 2004, predominantly due to increased S, G & A expenses of $87,165. This increase was primarily due to a $60,000 charge against pre-paid expenses for consulting services by Sussex Avenue Partners and increased deferred salaries (See Note B, Related Party Transactions, above). Also, there was a stock-based compensation expense of $12,500 due to a 250,000 share-option granted to the new President at a 20% discount to market price. These increased expenses did not impact the Company's cash flow.

     During the six months ended April 30, 2005, the Company realized a net loss of $158,918, which was $0.02/share, on $17,433 in revenue. The net loss was an increase of $84,725 from the loss for the six-months ended April 30, 2004. The increase in net loss is due to the expenses related to the Sussex Avenue Partners contract, increased salaries and stock-based compensation as noted above. The total operating costs increased by $98,760 and S, G & A expenses increased by $89,788 during the first half of fiscal year 2005 as compared to the same period in 2004.

     We added another full-time employee, the president and CEO, during the second fiscal quarter of 2005 and now have two full-time employees. The Company also added an administrative office in central New Jersey, directed by its new President that is focused on fund raising and business development while manufacturing and R&D operations continue at the Company's Colorado facility located in metro Denver. The new east coast office allows the Company proximity to financial organizations and headquarters of various potential collaborators including biotechnology and pharmaceutical companies. Also, the Colorado facility is now focused on the technical aspects of operations including R&D, production and the distribution of VITROCELL(TM) products. The Company is also planning expansion into an enlarged facility in the Denver area that would provide GMP manufacturing, potentially allowing the Company access to expanded markets.

     Research and development expenses diminished by $3,528 during the six months ended April 30, 2005 compared to the same period in 2004. Current R&D activities are focused on the development of additional products to add to the VITROCELL(TM) product line. The VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its patented cell immortalization technology. A more detailed discussion of the VITROCELL(TM) product line is contained within the Company's Form 10-KSB for fiscal year 2004. The Company continues its development of insulin producing human beta islets for use in medical research. There have been significant advances in the use of beta islet transplants to treat Type I diabetes and the Company's R&D efforts are directed toward providing cell lines for further research uses and eventually, for possible use as a renewable source of cells for transplantation therapy of diabetes. During the second quarter of 2005 the Company filed an additional patent application related to its processes and cell lines for use in the commercial production of human beta islets.

     The Company also filled its first significant order for the VITROCELL(TM) products through its distribution agreement with Chemicon International, Inc. in the second quarter of 2005. In addition, the Company has is also selling its products through another distributor. While these initial sales were small, this arrangement allows for increased distribution of the Company's VITROCELL product line. There are other third parties with whom the Company has ongoing discussions regarding distribution of VITROCELL products into select markets. Management is pursuing additional product revenue through expanded sales of existing VITROCELL products and by expansion of the product line, as well.

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of April 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that our controls and procedures were effective in timely alerting to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

     (b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

     During the fiscal quarter ended April 30, 2005, and as reported in a Form 8-K dated April 8, 2005, the Company issued options to purchase up to 1,950,000 shares of its common stock, which options were not registered under the Securities Act of 1933, as amended. Of that amount, options to purchase 250,000 shares are currently vested and the remainder may vest based on certain performance criteria in the future. The options were issued to the new President and the former President, now Chairman of the Company.

     The Company issued these options directly, and paid no commission in connection with the issuance. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as the individuals were afforded access to the type of information that would be contained in a registration statement. The individuals were aware of the risks of the transaction, and the Company had a pre-existing relationship with both individuals. Finally, the terms of the option agreements confirm that transfer of the securities is restricted under applicable law and that the common stock, which might be obtained upon exercise of the options, will also be restricted unless the stock is subsequently registered.

Item 5.  Other Information

     In an effort to conserve available working capital, the Company has determined to postpone its annual meeting of shareholders for the indeterminate future.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2005.

                               Vitro Diagnostics, Inc.

                               By: /s/  James T. Posillico
                                   ---------------------------------------------
                                        James T. Posillico, President and
                                        Chief Executive Officer

                               By: /s/  James R. Musick
                                   ---------------------------------------------
                                        James R.  Musick,  Chairman of the Board
                                        of  Directors,  Chief  Operating
                                        Officer and Principal Financial Officer


Item 6.  Exhibits.

         Exhibits: The following exhibits are filed with this report:

               31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

               31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

               32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.