Form 10QSB
period 2005-07-31
VITRO DIAGNOSTICS INC
filed 2005-09-14
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 31, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 126-2 of the Exchange Act of 1934). Yes     No  X
                                                       -----  -----

     The number of shares outstanding of the issuer's class of common equity as of September 14, 2005 was 10,620,555.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.       Condensed Balance Sheet, July 31, 2005 (unaudited)              3

              Condensed Statements of Operations for the three
              and nine months ended July 31, 2005 and 2004 (unaudited)        4

              Condensed Statements of Cash Flows for the nine months
              ended July 31, 2005 and 2004 (unaudited)                        5

              Notes to the Condensed Unaudited Financial Statements           6

Item 2.       Management's Discussion and Analysis or Plan of
              Operation                                                       12

Item 3.       Controls and Procedures                                         15

PART II - OTHER INFORMATION

Item 5.       Other Information                                               15

Item 6.       Index to Exhibits                                               15

Signatures                                                                    16



                                       VITRO DIAGNOSTICS, INC.
                                 Condensed Balance Sheet (Unaudited)
                                            July 31, 2005



Assets
Current assets:
     Cash ............................................................................   $     1,265
     Accounts receivable .............................................................         1,213
     Inventory, at cost ..............................................................         3,815
                                                                                         -----------
                                                                  Total current assets         6,293


Equipment, net of accumulated depreciation ...........................................         2,700
Patents, net of accumulated amortization .............................................        21,010
Deferred costs .......................................................................        32,000
Other assets .........................................................................         4,809
                                                                                         -----------
                                                                                         $    66,812
                                                                                         ===========


Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on note payable (Note E) .....................................   $     6,000
     Capital lease obligation (Note E) ...............................................         3,577
     Accounts payable ................................................................        18,701
     Due to officer (Note B) .........................................................         3,537
     Note payable to officer (Note B) ................................................        54,700
     Accrued interest payable to officer (Note B) ....................................        10,498
     Accrued salaries (Note B) .......................................................       288,315
     Lines of credit (Note D) ........................................................        83,133
     Other accrued expenses ..........................................................           800
                                                                                         -----------
                                                             Total current liabilities       469,261

Long-term debt (Note E):
     Note payable, less current maturities ...........................................         5,542
                                                                                         -----------
                                                                     Total liabilities       474,803
                                                                                         -----------

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding ............................................          --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        10,620,555 shares issued and outstanding .....................................        10,621
     Additional paid-in capital ......................................................     4,539,578
     Officer loan to exercise options, including $904 of accrued interest (Note B) ...        (2,180)
     Common stock options ............................................................         8,003
     Accumulated deficit .............................................................    (4,964,013)
                                                                                         -----------
                                                           Total shareholders' deficit      (407,991)
                                                                                         -----------

                                                                                         $    66,812
                                                                                         ===========

                                                 3



                                              VITRO DIAGNOSTICS, INC.
                                  Condensed Statements of Operations (Unaudited)



                                                       For the Three Months Ended      For the Nine Months Ended
                                                                July 31,                        July 31,
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
Product sales .....................................   $        540    $       --      $     17,973    $       --

Operating costs and expenses:
    Research and development ......................         37,477           8,476          83,282          26,744
    Stockbased compensation (Note F) ..............         40,000            --           112,500            --
    Selling, general and administrative ...........         61,569          22,941         109,625          72,274
                                                      ------------    ------------    ------------    ------------
                 Total operating costs and expenses        139,046          31,417         305,407          99,018
                                                      ------------    ------------    ------------    ------------
                               Loss from operations       (138,506)        (31,417)       (287,434)        (99,018)


Other income (expense):
    Interest income, officer loan (Note B) ........             17              23              55             115
    Interest expense ..............................         (6,239)         (3,665)        (16,267)        (10,349)
                                                      ------------    ------------    ------------    ------------
                           Loss before income taxes       (144,728)        (35,059)       (303,646)       (109,252)


Provision for income taxes (Note C) ...............           --              --              --              --
                                                      ------------    ------------    ------------    ------------


                                           Net loss   $   (144,728)   $    (35,059)   $   (303,646)   $   (109,252)
                                                      ============    ============    ============    ============


Basic and diluted net loss per common share .......   $      (0.01)   $       --      $      (0.03)   $      (0.01)
                                                      ============    ============    ============    ============
 Shares used in computing basic and diluted
    net loss per common share .....................     10,620,555       9,903,055      10,620,555       9,711,111
                                                      ============    ============    ============    ============





                                          VITRO DIAGNOSTICS, INC.
                              Condensed Statements of Cash Flows (Unaudited)



                                                                                For the Nine Months Ended
                                                                                         July 31,
                                                                                     2005        2004
                                                                                   --------    --------
Net cash used in operating activities ..........................................   $(34,720)   $(48,001)
                                                                                   --------    --------

Cash flows from investing activities:
     Purchases of property and equipment .......................................     (1,328)       (201)
     Payments for patents and deferred costs ...................................     (1,600)     (6,101)
                                                                                   --------    --------
Net cash used in investing activities ..........................................     (2,928)     (6,302)
                                                                                   --------    --------

Cash flows from financing activities:
     Proceeds from issuance of loan payable (Note B) ...........................      4,700        --
     Principal payments on notes payable .......................................     (4,472)       --
     Proceeds from line of credit, net .........................................     14,288      32,070
     Principal payments on capital lease .......................................     (2,791)     (2,331)
     Proceeds from common stock options exercised ..............................       --        20,000
     Proceeds from sale of common stock ........................................     20,000      16,100
                                                                                   --------    --------
Net cash provided by financing activities ......................................     31,725      65,839
                                                                                   --------    --------

                                                              Net change in cash     (5,923)     11,536
Cash, beginning of period ......................................................      7,188        --
                                                                                   --------    --------
                                                             Cash, end of period   $  1,265    $ 11,536
                                                                                   ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ...............................................................   $ 11,016    $  1,456
                                                                                   ========    ========
         Income taxes .....................................................        $   --      $   --
                                                                                   ========    ========



                Notes to Unaudited Condensed Financial Statements


Note A:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2004 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended July 31, 2005 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

Indebtedness to officer

In prior years, the Company's president paid expenses on behalf of the Company totaling $3,537, which remained unpaid as of July 31, 2005. The $3,537 is included in the accompanying condensed financial statements as "Due to officer".

Notes payable

During May 2005, the president loaned the Company $2,000 for working capital in exchange for a promissory note. The loan is due on demand and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $50 at July 31, 2005.

During April 2005, the president loaned the Company $500 for working capital in exchange for a promissory note. The loan is due on demand and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $13 at July 31, 2005.

During January 2005, the president loaned the Company $2,200 for working capital in exchange for a promissory note. The loan is due on demand and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $119 at April 30, 2005.

During October 2004, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matures in October 2006 and carries a 10 percent interest rate. The note is currently in default. Accrued interest payable on the loan totaled $792 at July 31, 2005.

During September 2003, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matured in August 2005 and carries a 10 percent interest rate. Accrued interest payable on the loan totaled $1,917 at July 31, 2005.

During May 2003, the president loaned the Company $10,000 for working capital in exchange for a promissory note. The note matured in May 2005 and carries a 10 percent interest rate. The note is currently in default. Accrued interest payable on the loan totaled $2,208 at July 31, 2005.

On August 23, 2002, the Company's president loaned the Company $20,000 for working capital in exchange for a promissory note. The note carried an eight percent interest rate and matured on August 23, 2003. The note is currently in

               Notes to Unaudited Condensed Financial Statements


default. Principal unpaid as of August 23, 2003 accrues interest at ten percent. Accrued interest totaled $5,400 at July 31, 2005. The note is collateralized by a first lien on the Company's patents related to FSH purification.

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

               Notes to Unaudited Condensed Financial Statements


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

The Company began accruing Dr Musick's salary in May 2002, due to a lack of working capital. As of July 31, 2005, Dr. Musick's accrued salaries totaled $228,315. Dr. Posillico's accrued salary totaled $60,000 at July 31, 2005. Both amounts are included in the accompanying condensed financial statements as "Accrued salaries".

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carried a five percent interest rate and matured on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through July 31, 2005, the vice president earned $12,760 in compensation, which was allocated against the balance due on the loan. At July 31, 2005, the principal and related accrued interest owed on the loan totaled $1,240 and $940, respectively.

Common stock sales

During January 2005, the Company sold 100,000 shares of its common stock to the president of the Company for $20,000, or $.20 per share.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended July 31, 2005 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

               Notes to Unaudited Condensed Financial Statements


Note D:  Lines of Credit

The Company has a $10,000 line of credit of which $780 was unused at July 31, 2005. The interest rate on the credit line was 15% at July 31, 2005. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $75,300, of which $1,387 was unused at July 31, 2005. The interest rates on the credit cards range from 9.74% to 20.83% as of July 31, 2005.

Note E:  Long-Term Debt

Note Payable

As of July 31, 2005, the Company owed its attorney $11,542 pursuant to a promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. Future maturities of the note are as follows:

              Period ended July 31,
              ---------------------
                   2006..........................     $   6,000
                   2007..........................         5,542
                                                      ---------
                                                         11,542
                                                      =========

Capital Lease Obligation

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

              Period ended July 31,
              ----------------------
                   2006..........................         3,881

              Less: imputed interest.............          (304)
              Present value on net minimum
                 lease payments..................     $   3,577
                                                      =========

The president of the Company has personally guaranteed the lease obligation.

Note F:  Shareholders' Deficit

Following is a schedule of changes in shareholders' deficit for the nine months ended July 31, 2005:



                                          Notes to Unaudited Condensed Financial Statements


                                                                              Loan to
                                                                            Officer to
                                         Common stock         Outstanding    Exercise      Additional
                                  -------------------------      Stock         Stock         Paid-In     Accumulated
                                    Shares       Par Value      Options       Options        Capital       Deficit         Total
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance, November 1, 2004 .....    10,020,555   $    10,021   $     8,003   $    (2,425)   $ 4,407,678   $(4,660,367)   $  (237,090)
Common stock issued in
    exchange for consulting
    services ($.20 per share) .       500,000           500           -             -           99,500           -          100,000
Stock sold to an officer
    ($.20 per share) ..........       100,000           100           -             -           19,900           -           20,000
Common stock options
    granted to officers .......           -             -             -             -           12,500           -           12,500
Interest accrued on officer's
    equity loan ...............           -             -             -             (55)           -             -              (55)
Officer compensation charged
    against the equity loan ...           -             -             -             300            -             -              300
Net loss for the nine months
    ended July 31, 2005 .......           -             -             -             -              -        (303,646)      (303,646)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
       Balance, July 31, 2005 .    10,620,555   $    10,621   $     8,003   $    (2,180)   $ 4,539,578   $(4,964,013)   $  (407,991)
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========


Common stock

During January 2005, the Company issued 500,000 shares of its common stock to a consultant pursuant to the terms of a consulting agreement. Under the terms of the agreement, the consultant is to provide equity financing, investor relations and public relations services in exchange for the common stock. The term of the agreement commenced February 1, 2005 and terminated on June 1, 2005. The common stock was valued at $.20 per share based on the traded market value of the common stock. Stock-based compensation expense of $100,000 has been recognized under the contract as of July 31, 2005.

Stock options

The following schedule summarizes the changes in the Company's outstanding stock options:


                                      Options Outstanding             Options Exercisable
                                   -------------------------         ----------------------      Weighted Average
                                   Number of     Exercise Price      Number of  Exercise Price    Exercise Price
                                     Shares        Per Share          Shares      Per Share         Per Share
                                   ---------       ---------         ---------    ---------         ---------
Balance at October 31, 2004 ....     437,629      $.08 to  $.81        437,629   $.08 to $.81       $   0.52
   Options granted .............   1,950,000      $   0.17             250,000   $   0.17           $   0.17
   Options exercised ...........         -        $   0.00                -      $   0.00           $   -
   Options expired/cancelled ...         -        $   0.00                -      $   0.00           $   -
                                   ---------                         ---------                      ---------
Balance at July 31, 2005 .......   2,387,629      $ .08 to $.81        687,629   $.08 to $.81       $   0.23
                                   =========                         =========


During February 2005, the Company granted 1,950,000 options to two officers with exercise prices of $.17. On the grant date, the traded market value of the stock was $.22 per share. Because the options were granted with exercise prices below market, the difference ($.05 per share) has been recorded as stock-based

                                       10

               Notes to Unaudited Condensed Financial Statements


compensation. Options to purchase 250,000 shares had vested as of April 30, 2005, resulting in total stock-based compensation of $12,500. The weighted average exercise price and weighted average fair value of these options on the grant date were $.17 and $.211, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the nine months ended July 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


              Risk-free interest rate..............     2.34%
              Dividend yield.......................     0.00%
              Volatility factor....................   124.78%
              Weighted average expected life.......   10.years


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



                                                    For the Nine Months Ended
                                                             July 31,
                                                   ----------------------------
                                                      2005             2004
                                                   -----------      -----------
Net loss, as reported ........................     $  (303,646)     $  (109,252)
                                                   ===========      ===========
Pro forma net loss ...........................     $  (356,396)     $  (113,540)
                                                   ===========      ===========

Basic and diluted net loss per common
    share, as reported .......................     $     (0.03)     $     (0.01)
                                                   ===========      ===========

Pro forma basic and diluted net loss
    per common share .........................     $     (0.03)     $     (0.01)
                                                   ===========      ===========

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at July 31, 2005 and the results of operations for the three and nine-month periods ending July 31, 2005 and 2004. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At July 31, 2005, the Company had a working capital deficit of $462,968, consisting of current assets of $6,293 and current liabilities of $469,261. This represents a decrease in working capital of $175,779 from fiscal year end October 31, 2004. The decrease in working capital resulted from an increase in current liabilities and a decrease in current assets during the first nine months of this fiscal year.

     Current assets decreased by $54,707 and current liabilities increased by $91,917 during the quarter ended July 31, 2005. The decrease in current assets was largely due to the expensing of prepaid consulting fees ($40,000) and the remaining decrease represents cash expended for operations. The increase in liabilities represents operating expenses, predominantly salaries. During the second fiscal quarter of 2005, the Company hired a new President and CEO, while its previous President became Chairman of the Board of Directors and Chief Operating Officer. The Company also entered into employment contracts with its senior management whose current salary is being accrued (See Note B: Related Party Transactions, in the notes to the unaudited, condensed financial statements above). The Company continues to operate with limited cash obtained through debt and equity financing and also now has some revenue from the sale of products. The Company reported a $407,991 deficit in shareholder's equity at July 31, 2005, which is a $170,901 increase in the deficit reported at October 31, 2004.

     During the nine months ended July 31, 2005, the Company's financing activities provided cash to support its operating and investing activities. During that time, the Company's operations used $34,720 compared to the use of $48,001 cash by operations during the nine months ended July 31, 2004. The Company reported an overall decrease in cash for the nine months of 2005 of $5,923 compared to an increase of $11,536 in cash for the comparable period of fiscal 2004, a decrease of $17,459 in positive cash flow. The decrease in cash flow, in turn, is due to less cash obtained from financing activities. The decreased use of cash during the first nine months of 2005 reflects a decrease in cash expenditures necessary to maintain operations. The use of cash reflects minimum cash requirements of about $4,000/month for operations while the cash from financing activities was obtained from debt and equity financing activities, primarily from the acquisition of stock by the Company's Chairman. Cash requirements for operation have been cut to a minimum level by previous cost reduction measures.

     The Company has about $7,000 in available debt and cash at the present time. Based on present expenditure levels and assuming no additional equity funding and the collection of all outstanding accounts receivable, management believes that there is sufficient capital to maintain operations at the present level through approximately October 31, 2005. In the absence of infusion of additional capital into the Company, management may be forced to suspend operations.

     The Company continues to pursue various activities to obtain additional capitalization, as described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2004. Revenues through sales of the VITROCELL(TM) product line continue to be a major goal. A current objective is the launch of additional products related to diabetes research and new cell therapy approaches to treatment of diabetes (See "Results of Operations"). Management believes that these new products will be unique and valuable research tools with broad market appeal that will enhance opportunities for revenue generation. The Company continues to finalize product development in preparation for launch and is planning distribution of the existing and new VITROCELL(TM) product offerings through direct sales and coordinated distribution to other markets. The Company presently has a non-exclusion distribution agreement with Chemicon International, Inc. and will consider additional agreements that may be appropriate to the increased distribution of its products.

     The Company continues to pursue various avenues to obtain financing, including potential equity investments. The Company is also pursuing other alternatives to increase capital resources including out-licensing of its proprietary technology and collaborative agreements with third parties. The Company is also in discussions with a third party regarding assistance in locating and completing an acquisition of revenue-generating private entities under terms that are favorable to the Company. Management may consider other appropriate transactions.

Results of Operations

     During the three months ended July 31, 2005, the Company realized a net loss of $144,728, or $0.01 per share, on $540 in product revenue. The net loss was $109,669 more than the net loss for the third quarter ended July 31, 2004 due to increased operating expenses related primarily to salaries and expenses of a consulting agreement. Employment contracts between the Company and its senior management were executed during the second fiscal quarter of 2005 and are described in detail in "Note B to the Notes to the unaudited, condensed financial statements: Related Party Transactions" (above). Total operating expenses were $107,629 more in the third quarter of 2005 than in the comparable period in 2004, due to increased R&D expenses, selling, general and administrative expenses and stock based compensation. These increases are in turn primarily related to salaries and a stock-based compensation expense of $40,000 due to a charge against pre-paid expenses for consulting services provided by Sussex Avenue Partners related to fund raising and investor relations.

     During the nine months ended July 31, 2005, the Company realized a net loss of $303,646, or $0.03/share, on $17,973 in revenue. The net loss was an increase of $194,394 from the loss for the nine-months ended July 31, 2004. The increase in net loss is due to the expenses of the contract with Sussex Avenue Partners and management salaries. Also, there was a stock-based compensation expense of $12,500 due to a 250,000 share-option granted to the new President at a 20% discount to market price. The total operating costs increased by $206,389 and selling, general and administrative expenses increased by $37,351 during the first nine months of fiscal year 2005 as compared to the same period in 2004. Management has agreed to accrue all salaries unless and until the Company obtains sufficient working capital and the Company provided restricted common stock in exchange for consultation services. Thus, these expenses did not impact the Company's cash flow.

     The Company added another full-time employee, its president and CEO, during the second fiscal quarter of 2005 and now has two full-time employees. The Company also added an administrative office in central New Jersey, directed by its new President that is focused on fund raising and business development while manufacturing and R&D operations continue at the Company's Colorado facility in Denver. The new east coast office allows the Company proximity to financial organizations and headquarters of various potential collaborators including biotechnology and pharmaceutical companies. Also, the Colorado facility is now focused on the technical aspects of operations including R&D, production and the distribution of VITROCELL(TM) products. The Company is also planning expansion into an enlarged facility in the Denver area during 2006 that would provide GMP manufacturing, potentially allowing the Company access to expanded markets, while maintaining operating expenses at or near current levels.

     Research and development expenses increased by $56,538 during the nine months ended July 31, 2005 compared to the same period in 2004 and this increase was predominantly due to accrued salary expense. Current R&D activities are focused on the development of additional products to be added to the VITROCELL(TM) product line. The VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its patented & patent pending cell immortalization and stem cell technology. A more detailed discussion of the VITROCELL(TM) product line is contained within the Company's Form 10-KSB for fiscal year 2004. The Company continues its development of stem cell-derived insulin producing human beta islets for use in medical research. There have been significant advances in the use of beta islet transplants to treat Type I diabetes and the Company's R&D efforts are directed toward providing cell lines for further research uses and eventually, for possible use as a renewable source of cells for transplantation therapy of diabetes. During the third quarter of 2005 the Company's research focused on a single stem cell line previously derived from the Company's research. During the quarter, the Company developed procedures for differentiation of human beta islet cells that contain and release insulin in response to elevated glucose levels from this stem cell line. These results demonstrate the generation of functional human beta cells from an established and renewable human beta islet progenitor cell line and provide a basis for further commercial development as products for research and use in studies to reverse diabetes in animals and humans.

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of July 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

     Exhibits: The following exhibits are filed with this report:

     31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

     31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

     32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2005.

                                            Vitro Diagnostics, Inc.

                                            By: ________________________________
                                                     James T. Posillico,
                                                     President and
                                                     Chief Executive Officer

                                            By: ________________________________
                                                     James R. Musick,
                                                     Chairman of the Board of
                                                     Directors,
                                                     Chief Operating Officer and
                                                     Principal Financial Officer