Form 10KSB
period 2005-10-31
VITRO DIAGNOSTICS INC
filed 2006-02-13
CIK 793171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number: 0-17378
VITRO DIAGNOSTICS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1012042

(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

12635 E. Montview Blvd., Aurora, Colorado	80010

(Address of principal executive offices)	(Zip Code)
(720) 859-4120
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
None
Securities registered pursuant to Section 12(g) of the Exchange Act:
          Common Stock, $.001 par value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)_____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenue for its most recent fiscal year: $17,973.
The aggregate market value of the 5,872,904 shares of voting and non voting stock held by non-affiliates of the Company at January 31, 2006, calculated by taking the last sales price of the Company’s common stock of $.08 on January 26, 2006, was $469,832.
The number of shares outstanding of the issuer’s common equity as of January 31, 2006 was 10,620,555.
Documents incorporated by reference:
None
Transitional Small Business Disclosure Format:       ☐ Yes  ☑ No
This report consists of 47 pages, including one page constituting the cover page.

Additional Information
Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission. (See “Item 13. Exhibits.”)
Special Note Regarding Forward-Looking Statements
Please see the note under “Item 6. Management’s Discussion and Analysis or Plan of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I
ITEM 1. BUSINESS
History
Vitro Diagnostics, Inc. (“we” or the “Company”) was incorporated under the laws of the State of Nevada on February 3, 1986. From November 1990 to July 31, 2000, the Company was engaged in the development, manufacture and distribution of purified human antigens and the development of therapeutic products and related technologies. In August 2000, the Company sold the assets used in the manufacture and sale of purified antigens for diagnostic applications. Since that time, the Company has focused on research, development and commercialization of products and technology with potential applications in biomedical research, manufacturing and therapeutics.
Our common stock is currently traded over the counter and quoted on the OTC Bulletin Board under the ticker symbol “VODG.” We maintain a website at www.vitrodiag.com.
Narrative Description of Business
Our current strategy is to develop, manufacture and market products for use in research and related applications that do not require approval of the United States Food and Drug Administration (“FDA”) prior to market introduction. Our objective is to establish some revenue while engaging in longer-term development of select therapeutic products. Our existing products include the VITROCELL™ Product Line consisting of human cell lines and related products. We have recently begun sales of our VITROCELL™ products and hope to expand these sales through launch of additional products that were developed through current operations. We have also developed products and product candidates for treatment of infertility.
The predominant focus of operations during 2005 was the completion of research involving the establishment and characterization of stem cell lines with applications in diabetes research, drug discovery and the development of novel cell therapies for diabetes. In the future, we hope to develop means to commercialize these cell lines.
Human Cell Lines and Related Products and Technology. The Company launched its initial series of products that were derived from its cell immortalization technology at the end of fiscal year 2003. The VITROCELL™ product line consists of 35 different items based on three human cell lines developed by the Company. The cell lines were derived from either the pituitary or pancreas gland and provide medical researchers with novel cell lines for various uses including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary or pancreas gland. The Company’s product sales totaled $17,973 during 2005. See, Item 6. Management’s Discussion and Analysis or Plan of Operation for additional information.
Based upon a desire to produce an infinite supply of human cells for various medical applications, the Company had previously developed technology for the immortalization of cells based upon the induction of immortalization through various manipulations. More recently, the Company has shifted its technology development to the discovery, characterization and development of methods to maintain indefinite proliferation and to induce differentiation of stem cells.
Stem cell lines are divided into two broad classes: embryonic and adult. Embryonic stem cells have the potential to differentiate into all cell types of the body and their isolation from an embryo generally precludes survival of the embryo. Adult stem cells are present within various non-embryonic tissues, generally differentiate into a limited number of different cell types and may be isolated without necessarily comprising viability of the donor organism, e.g., bone marrow stem cells are adult stem cells that may be extracted with minimal consequence to the donor. The Company’s stem cell research focuses on the use of adult stem cells and does not involve embryonic stem cell research.
Management believes that it cell immortalization and stem cell technology has broad application to commercialization of a series of products providing competitive advantages over existing products and technologies, including: (i) production of cell products that are identical to those of the human body; (ii) model cell systems for use in drug discovery; (iii) cell therapies for diseases such as diabetes and Alzheimer’s; and (iv) other applications in research, manufacturing and veterinary medicine.
The Company’s research efforts have focused on the generation, characterization and differentiation of stem cells that give rise to human beta islets, which are structures of the pancreas gland responsible for the production and secretion of insulin and glucagon that in turn regulate carbohydrate metabolism. The Company developed a novel method for the generation of adult stem cells and using this method, generated 29 adult human beta islet stem cell lines that are now owned by the Company. The Company also developed new methods to induce differentiation of functional beta cells from these stem cells that contain and release insulin in response to elevated glucose levels. Glucose-regulated insulin secretion is a critical function of beta cells which is lost in type I diabetics due to autoimmune reaction against beta cells. The discovery of novel methods for differentiation of functional beta cells enhances the potential use of the Company’s stem cell lines for cell therapy of diabetes.
Type I diabetes may be successfully treated by transplantation of beta islet cells. However, there is an insufficient supply of transplantable materials to treat the number of afflicted patients and discovery of viable methods to increase the number of available beta islets for transplantation is a major goal of diabetes research in general. The Company’s stem cell lines and associated differentiation methods represent a potential indefinite supply of human beta cells for use in transplantation into diabetic patients.
An immediate objective is to complete technology development necessary to commercially launch human stem cell-derived beta islets and related products for research applications. The majority of the Company’s operations during 2005 focused on extension of its beta islet stem cell research and filing of patent protection of this technology, as described in greater detail below. The research accomplished during 2005 included the establishment of 29 new adult stem cell lines, demonstration of the immortality of select cell lines and development of methods to induce differentiation of functional beta islet cells from a select stem cell line. Management considers these objectives to be key components to the establishment of its beta islet stem cell technology for various commercial applications. The Company used its own financial resources to develop the stem cell lines established by the Company. Thus, these stem cell lines are not subject to US government regulations that presently restrict government-funded research to a limited number of embryonic stem cell lines. During the two fiscal years ended October 31, 2005 and 2004, the Company spent $132,134 and $100,307, respectively, for research and development.
The Company is currently engaged in later stage development necessary to launch its stem cell-derived human beta islet products for commercial use. These steps include establishment of manufacturing and quality control procedures necessary to ensure consistent, high quality material suitable for the target market.
Following launch of human beta islets and related products for research applications, we hope to engage in further development of our technology to determine feasibility of its use in the generation of human beta islets for transplantation therapy of diabetics. This is a longer-term objective of the Company and would require significantly more resources than are presently available to the Company. The Company is actively pursuing various strategic alliances that management believes are necessary to provide the resources needed to pursue this objective. See, Item 6. Management’s Discussion and Analysis or Plan of Operation for additional information.

The present markets being pursued are select non-therapeutic applications in basic and pharmaceutical research. VITROCELL™ products have various research applications. Many researchers use in-vitro cell lines as model systems for biological research and often these cells are derived from animals. Results obtained from an in-vitro animal cell culture must then be extrapolated to human tissues to demonstrate medical relevance. Our human origin pituitary and pancreatic cells allow initial use of human cells providing the advantage of direct interpretation of the application to human tissue. Alternatively, cultured human cell lines may be used to extend research that was initially performed on animal cells. The VITROCELL™ lines have utility in studies of basic molecular and cellular biology, drug discovery, toxicology and studies of the mechanisms involved in pancreatic and pituitary cancer.
Marketing and Distribution
The Company has sold its products directly and through distributors. The Company has a non-exclusive contract for distribution of select VITROCELL™ products through Chemicon International, Inc. The Company also has an informal distribution agreement with Fisher Scientific for its products. Furthermore, the Company recently signed a binding Letter of Intent with BioCare Europe, located in Rome, Italy designed to facilitate an agreement for BioCare to distribute VITROCELL™ products within the European Community.
Fertility Drugs. The Company’s previous operations of manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes. An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 35 years. The worldwide market for FSH and related products is approximately $1.3 billion per year. Since the sale of the diagnostic operation in 2000, management has continued efforts to develop these discoveries into commercially valuable assets. However, in the recent past, the Company has utilized its limited resources to develop and commercialize the VITROCELL™ product line in an effort to establish revenue from product sales in the near term. There was no new development of the Company’s technology related to fertility drugs in 2005 while there were strategic advances.
Description of Products and Product Candidates. VITROPIN™ is highly purified FSH derived from the urine of post-menopausal women. It is produced through the Company’s patented technology that management believes represents a significant improvement over previous methods used to produce this product. FSH has been used for over 35 years as a drug to treat infertility by inducing follicle development in the ovary.
VITROPIN-V™ is envisioned to be the only product on the market identical to native FSH. The Company plans to produce this product through use of its cell immortalization technology. VITROPIN-V™ is still in an early development stage and is projected to require substantial funding and approximately three to four years’ additional development to be marketable.
VITROJECT™ is a novel delivery device for administration of VITROPIN™, VITROPIN-V™ and other substances that provide an entire treatment regime within a single device that is easy and economical to use. FSH currently must be given by either intramuscular or subcutaneous injection at the same time in the evening, for 7 to 15 consecutive days. Many of the existing products are administered by reconstitution of a single dose, loading into a syringe and injection, with repetition of these steps in subsequent days. VITROJECT™ may allow patients to self-inject fertility drugs by subcutaneous administration at home with fewer drug manipulations and lower cost compared to existing methods.
The U.S. Food and Drug Administration (“FDA”) has not yet approved any of these products for commercial distribution within the United States.
Patents and Other Intellectual Property Protection
The Company has applied for and has obtained or is in the process of obtaining patents and other protection for its intellectual property in order to protect its investments. The USPTO issued the Company’s first patent on November 23, 1999 (US Patent No. 5,990,288). This invention was entitled “Methods for Purifying FSH” and details methods to manufacture highly purified FSH from various sources. Management believes this invention represents a significant advance in the methods previously used to purify FSH and to produce therapeutic FSH.
During 2002, two other patents were issued to the Company regarding its technology to produce FSH. The USPTO granted patent number 6,414,123 B1 and the New Zealand Patent Office granted patent number 501,212 to the Company for a patent entitled “Method for Purifying FSH”. These patents provide additional protection for the Company’s previously patented FSH purification method. The Company maintains these issued patents current by payment of required maintenance fees.
The Company now has a pending patent application concerning its stem cell technology entitled, “GENERATION AND DIFFERENTIATION OF ADULT STEM CELL LINES” that has been filed with both the USPTO and the PCT, potentially allowing issued patents in the United States and several foreign countries. The Company’s technology related to the production of cell culture media is protected as trade secret. There can be no assurance that the Company will succeed in obtaining any such patent protection or that these patents would withstand legal challenges.
The Company has established trademark claims to its products VITROPIN™, VITROJECT™, and VITROPIN-V™ informally by publication. These trademarks are thus common law marks that may be challenged through similar, established and registered marks that existed prior to initial publication by the Company. The Company may elect to formally protect some or all of these marks through registration with the United States Patent and Trademark Office in the future. However, we do not believe the absence of formal trademark protection will adversely affect our business.
Regulatory Approval
Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale. In the United States, the FDA oversees approval of such products. During 2005, the Company has identified appropriate regulatory professionals with considerable experience in the approval of fertility drug products to support interactions and necessary filings with the FDA to achieve regulatory approval of VITROPIN™. Since the FDA has previously approved FSH, the Company has determined that the appropriate application to gain VITROPIN™ approval is a type of abbreviated version of a new drug application. The process of FDA can be time consuming and require millions of dollars in capital expenditures.

Competition
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
The existing market participants represent substantial competition to any entity hoping to introduce new products into the human fertility market, including the Company. All of these entities have substantially greater financial and personnel resources than the Company. Also, Serono is known to vigorously protect its market position through various means, including litigation. Organon and Ferring, while not known to engage in aggressive market protection tactics, may well present substantial obstacles to the entry of any of the Company’s products to the market.
Employees
The Company presently has two full time employees, James Posillico, the Company’s President and CEO and James Musick, the Company’s Chairman, COO and CFO. Dr. Posillico provides primary support of business development and fund raising while Dr. Musick provides primary support of technical operations including R&D and production of the VITROCELL™ product line. Erik Van Horn, the Company’s Vice President, provides the Company with periodic consultation related to the achievement of its business objectives.
The Company also utilizes the services of consultants and independent contractors to supplement the resources of its employees from time to time. These consultants include scientific and laboratory personnel, accountants, attorneys and an individual who has previous CFO experience in the biotechnology industry. Some of these consulting positions may be converted to full time employment if and when the Company’s business requires and resources permit.
ITEM 2. DESCRIPTION OF PROPERTY
The Company owns no real property. The Company leases its office and laboratory space, consisting of 720 square feet, at 12635 East Montview Boulevard, Suite 218, Aurora, CO 80010. The lease is a full service lease allowing Company personnel access to common areas, conference rooms and use of certain laboratory equipment. The lease for this space expired December 31, 2005 and has not yet been renewed. The space is currently occupied on a month-to-month basis.
The Company also maintains an executive office in the home of its President and Chief Executive Officer in the State of New Jersey. The space is provided to the Company rent-free. Management believes that this space is adequate for the needs of the Company for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
There are currently no legal matters or other regulatory proceedings pending or, to the knowledge of our management, threatened that involve the Company or its property or any of the principal shareholders, officers or directors in their capacities as such.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The following information sets forth the high and low bid price for the Company’s common stock for each quarter within the last two fiscal years. The Company’s common stock is traded over-the-counter and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The following information was obtained from The Nasdaq Stock Market, Inc. The prices set forth below do not include retail mark-ups, mark-downs or commissions, and may not represent prices at which actual transactions occurred.

Fiscal Quarter Ended	High	Low

2005
January 31	$0.15	$0.07
April 29	0.48	0.13
July 29	0.20	0.07
October 31	0.15	0.11

2004
January 31	$0.18	$0.06
April 30	0.13	0.07
July 31	0.07	0.05
October 31	0.21	0.03
The Company’s securities are presently classified as “Penny Stocks” as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.
As of December 31, 2005, the Company had approximately 1,950 shareholders of record, not including persons who hold their shares in “street name”.

Dividends
The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future. The payment of dividends in the future is dependent on the generation of revenue and profit, and the discretion of the Board of Directors based upon such matters as the Company’s capital needs and costs of obtaining capital from outside sources.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis summarizes the financial condition of the Company at fiscal year end October 31, 2005, and compares that to its financial condition at year-end 2004. It also analyzes our results of operation for the year ended October 31, 2005 and compares those results to the year ended October 31, 2004. This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report. The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.
The Company’s recent operations and development of its business plan have been limited due to lack of sufficient capital resources. While the Company did receive funding through the sale of its diagnostic operating unit in 2000, these funds were essentially depleted in mid-2002. Since then, the Company’s prior president and CEO, and now Chairman, has provided or guaranteed debt and equity financing through which the Company was able to maintain a curtailed operation focused primarily on the development and commercialization of its stem cell technology. During 2005, the Chairman also provided continued financial support of the Company’s limited operation. However, additional expansion and implementation of the Company’s business plan require considerable more capital resources than are presently available to the Company.
Management of the Company has been engaged in locating additional sources of outside funding for the Company. We have recently entered into a contract with Colebrooke Capital, Inc., located in New York City, for investment banking services on a non-exclusive basis. The agreement with Colebrooke provides for assistance to the Company in locating sources of working capital, potential merger/acquisition targets and other financings including debt or equity. The contract provides an engagement and service fee to Colebrooke and transaction-specific fees should management of the Company finalize a transaction with a third party that Colebrooke introduces to the Company.
The Company is actively pursuing potential strategic alliance partners. The Company is presently engaged in several such discussions with a variety of third parties who have expressed interest in the Company’s products and technology. Also, during 2005, the Company hired a new President and CEO, Dr. James Posillico, who is now directing efforts to raise capital and develop appropriate strategic business alliances to further commercialize the Company’s products and technology. The addition of Dr. Posillico to the Senior Management team increases the strength and capabilities of the Company’s management.
Liquidity and Capital Resources
October 31, 2005
The Company continues to experience a shortage of working capital and liquidity and reported a negative net worth at October 31, 2005. At fiscal year end October 31, 2005, the Company had a working capital deficit of $585,402, representing a decrease of $298,213 from fiscal year end October 31, 2004. Current assets decreased $11,253 from year-end 2004 to 2005 while total assets increased $4,485 during that time, the former from decreased cash and prepaid expenses while the latter was predominantly due to increased deferred costs related to the Company’s patent holdings. Current liabilities increased $286,960 from year-end 2004 to 2005 while total liabilities increased $293,917, each predominantly from accrued salary to the Company’s current employees. This working capital has been further reduced subsequent to year-end.
The Company remains dependent on receipt of additional cash to implement its business plan and generate revenue in the future. The report of the independent accountant that audited the Company’s financial statements for the year ended October 31, 2005 includes a qualification that the Company may not continue as a going concern. In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors. See note A to the financial statements attached to this report for a more complete description of this contingency.
During the second fiscal quarter of 2005, the Company hired a new President and CEO, while its previous President became Chairman of the Board of Directors and Chief Operating Officer. The Company also entered into employment contracts with its senior management whose current salary is being accrued (See Note B: Related Party Transactions, in the notes to the audited financial statements contained herein).
During the fiscal year ended October 31, 2005, the Company’s activities used $7,188 in cash, while during fiscal 2004 the Company’s activities provided $7,188 in cash. The general decrease in cash usage in the past two years reflects the minimal cash available to the Company. Curtailing operations, deferral of employee salaries and reduction of operating expenses to fund only essential needs has minimized operating expenses. The Company’s present operations require approximately $5,000 per month in cash. Nearly all of our cash requirements during 2005 were funded or guaranteed by our former president and now Chairman and there is no assurance that source of funding will continue. The Company anticipates needing approximately equivalent capital to fund operations at the present levels during fiscal 2006. Expansion of operations beyond current levels would require additional capital.
The Company had lines of credit totaling $87,800 with $3,857 in available credit at fiscal year end 2005. Credit balances and available credit have increased since then. The Company must continue to service debt and the Chairman personally guarantees most of the Company debt. The Company did receive an additional $26,000 in debt funding from its Chairman subsequent to the end of fiscal year 2005. Given the current financial conditions, management believes that there is sufficient capital to maintain operations through approximately the end of second quarter 2006. After that, and failing receipt of additional capital, the Company will be forced to suspend operations.
The Company continues to seek funding to maintain and expand its operations. A primary focus at the present time is the commercialization of products related to the Company’s stem cell technology. The VITROCELL™ products have now been launched and the Company had some sales during 2005. However, a major focus of operations during 2005 was the completion of key research objectives related to its stem cell technology and the completion of steps necessary for the commercialization of stem cell-derived human beta islets and related products. These developments, together with the Company’s technology, products and product candidates related to treatment of infertility, provide potential revenue generation both in the near term and through a pipeline of products.
Management has also reduced current spending levels by reducing administrative expenses and expenditures related to research activities while maintaining essential operational activities. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Results of Operations
Year Ended October 31, 2005
During the year ended October 31, 2005, the Company realized a net loss of $424,822, or $.04 per share, with $17,973 in product revenue. The net loss in 2005 was $237,964 more than the net loss of $186,858 in 2004. The increased operating loss during 2005 as compared to 2004 was primarily due to increased non-cash operating expenses related to salaries and expenses of a consulting agreement. Employment contracts between the Company and its senior management were executed during the second fiscal quarter of 2005 and are described in detail in “Note B to the Notes to the audited financial statements: Related Party Transactions”.
Total operating expenses were $246,603 more in 2005 than in 2004, primarily due to increased R&D expenses ($31,827), selling, general and administrative expenses ($136,727) and stock based compensation ($115,000), while there was no charge for asset impairment in 2005 as there was in 2004 ($36,951). These increases are in turn primarily related to salaries and a stock-based compensation expense of $100,000 due to a charge against pre-paid expenses for fund raising and investor relations services.
The Company added another full-time employee, its president and CEO, during the second fiscal quarter of 2005 and now has two full-time employees. The Company also added an administrative office in central New Jersey, directed by its new President, focused on fund raising and business development while manufacturing and R&D operations continue at the Company’s Colorado facility in Denver. The new east coast office allows the Company proximity to financial institutions and the headquarters of various potential collaborators including biotechnology and pharmaceutical companies. Also, the Colorado facility is now focused on the technical aspects of operations including R&D, production and the distribution of VITROCELL™ products. These changes have expanded the operating capabilities of the Company to include separate senior managers to handle technical and business aspects of running the Company.
Research and development expenses increased by $31,827 during fiscal year 2005 compared to fiscal year 2004. This increase was predominantly due to accrued salary expense and did not result from increased cash expenditures.
Management does not anticipate revenue from its fertility drugs in the immediate future. Commercialization of these products depends on significant funding, further product development including clinical trials, FDA approval, and other conditions prior to commercial sale of any product. Establishment of a strategic alliance or other source of funding could provide capital to accelerate product develop and may include saleable products through cross licensing.
Management does anticipate revenues from the sale or licensing of VITROCELL™ products and underlying technology in 2006.
Other income decreased from fiscal 2004 to 2005, since interest expenses increased as the Company increased its debt.

Year Ended October 31, 2004.
During the year ended October 31, 2004, the Company realized a net loss of $186,858, or $.02 per share, on $929 revenue.
Operating expenses were substantially equivalent from fiscal 2003 to fiscal 2004, but with an additional loss due to impairment of intangible assets in 2003, total operating expenses were $91,198 more in 2003 than in fiscal year 2004. Selling, general and administrative expenses were also decreased by $8,527 in 2004. Research and development expenses were also decreased by $8,527 in 2004 as operations were curtailed due to diminished working capital.
Other income decreased from fiscal 2003 to 2004 primarily due to increased interest expense due to increased debt.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.
In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment.” This Statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005.
Critical Accounting Policies and Estimates
The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company’s results of operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout this section where such policies affect the Company’s reported and expected financial results. The preparation of this Annual Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company’s financial statements. There can be no assurance that the actual results will not differ from those estimates.

Patents, Deferred Costs and Amortization
Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $2,931 and $2,932 for the years ended October 31, 2005 and 2004, respectively.
Impairment and Disposal of Long-lived Assets
The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less cost to sell.
During the year ended October 31, 2004, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $36,951 for the write-off of patents and deferred intellectual property costs.
RISK FACTORS
This 10-KSB report, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors including those discussed below.
1. Dependence on key personnel. Achievement of the objectives described in this report depend critically upon key personnel who have contributed substantially to the development of the products and technology presently owned by the Company. At present, the Company has employment contracts with its two full-time employees, Dr. James Musick & Dr. Posillico. The Company does not maintain “key man” life insurance on either individual. Dr. Musick has contributed substantially to the development of the products to treat infertility and cellular immortalization and provided all of the Company’s funding for the last two fiscal years. Loss of his services could adversely impact the successful commercialization of the Company’s products.
2. Effects of potential litigation. The Company is subject to potential litigation as by class action of its shareholders regarding reduction in the market value of the Company’s stock, hostile takeover efforts, product liability claims and other claims of legal wrongdoing by the Company. During 2000, a major shareholder attempted to exert control over the Company and threatened litigation if its demands were not met. The Company successfully negotiated a compromise with the shareholder resulting in the restructuring of the Company and satisfaction of the shareholder demands. However, there are other potential legal challenges that the Company may be subjected to and such actions could divert resources from the pursuit of the business objectives of the Company and compromise achievement of these goals.
3. Lack of liquidity in the Company’s securities. There is presently limited liquidity in the public stock of the Company as indicated by relatively low price of the Company’s stock and a relatively low volume of trading. This limited liquidity is related in part to the fact that the Company’s securities are traded on the OTC bulletin board and are considered “penny stocks”. Such limited liquidity of the Company’s securities may limit the funding abilities of the Company that are related to equity transactions.

4. Dependence on regulatory approvals. Prior to the marketing and sale of the Company’s fertility drug products, regulatory approval is essential. While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products. The absence of regulatory approval essentially blocks the commercialization of the Company’s products.
ITEM 7. FINANCIAL STATEMENTS
Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company’s financial statements and notes thereto.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
On January 5, 2006, the Board of Directors of the Company engaged Miller and McCollom, Certified Public Accountants as its principal accountant and independent auditor for the fiscal year ended October 31, 2005 and simultaneously accepted the resignation of Cordovano and Honeck LLP, its former accountant.
The audit reports of the Company on its financial statements for the two fiscal years ended October 31, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinion. The reports for the two years ended October 31, 2004 contained a paragraph that raised doubt about the Company’s ability to continue as a going concern; otherwise, the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the Company’s fiscal years ended October 31, 2003 and 2004 and the subsequent interim period up to January 5, 2006, there were no disagreements with Cordovano and Honeck, whether or not resolved, on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure which, if not resolved to Cordovano and Honeck’s satisfaction, would have caused Cordovano and Honeck to make reference to the subject matter of such disagreement in connection with its report on the Company’s financial statements for such periods.
Item 8A. Controls and Procedures
We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of October 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required information to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
The following individuals presently serve as officers and directors of the Company:

Name	Age	Position

James R. Musick, Ph.D	59	Chairman, Chief Operating Officer, Chief Financial Officer, Secretary and Director

James T. Posillico, Ph.D.	60	President, Chief Executive Officer and Director

Erik D. Van Horn	37	Vice President

Directors of the Company serve until the next annual meeting of shareholders and until their successors are elected and qualified. Officers serve at the will of the Board of Directors.
The Company currently has no audit or other committee of the Board of Directors and no financial experts on its Board. The entire Board of Directors performs the functions typically performed by an audit committee. There is no “audit committee financial expert” on the Board, as defined by SEC rule.
The following represents a summary of the business history of each of the foregoing individuals for at least the last five years:
JAMES R. MUSICK, Ph.D. was appointed President and Chief Executive Officer of the Company on August 7, 2000 where he served until April 2005. He then resigned those positions to become the Chairman and Chief Operating Officer. From September 1, 1989 until August 7, 2000, Dr. Musick served as Vice President, Secretary and Chief Operating Officer of the Company. He has also served as a director of the Company since September 1, 1989. Dr. Musick received a Bachelor of Arts in Biological Sciences in 1968 and a doctorate in Biological Sciences in 1975 from Northwestern University in Evanston, Illinois.
JAMES T. POSILLICO, Ph.D. was appointed to the Board of Directors on November 3, 2003 and as President and Chief Executive Officer in April 2005. Dr. Posillico has over 20 years experience in the commercialization of women’s health care products including devices and drugs for treatment of infertility. Dr. Posillico received his Ph.D. in endocrinology from Duke University Medical Center in 1982 and performed post-doctoral training at Harvard Medical School, where he also served as Assistant Professor in the Departments of Medicine and Biochemistry from 1986 to 1991. Dr. Posillico was formerly the Chief Scientific Officer for Cooper Surgical, Inc., listed on the New York Stock Exchange and a provider of medical devices and products located in Trumbull, Connecticut, a position he occupied from 2002 to January 2005. From 1997 to 2002, Dr. Posillico founded and managed a medical product and device firm, SAGE Biopharma, that specialized in providing support to assisted reproductive technologies including in-vitro fertilization.
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
Compliance with Section 16(a) of the Securities and Exchange Act of 1934
Based solely on a review of Forms 3, 4 and 5 furnished to the Company under relevant SEC rules, two officers and directors, James Posillico and James Musick, failed to file reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended. During the year ended October 31, 2005, Dr. Posillico failed to file one report covering one transaction and Dr. Musick failed to file two reports covering two transactions in securities of the Company.
ITEM 10. EXECUTIVE COMPENSATION
The following table summarizes the total compensation of the chief executive officer; any person who served as the chief executive officer during the last fiscal year, and any other executive officers whose compensation from the Company exceeded $100,000 during that period (the “Named Officers”):
SUMMARY COMPENSATION

				Long term compensation
				Securities
	Year ended	Annual compensation		underlying
Name	October 31,	Salary		options

James R. Musick, Chairman,	2005	$129,045	(1)	0
Chief Operating Officer,	2004	57,708		0	(2)
Chief Financial Officer	2003	57,708		0

James Posillico, President	2005	$105,000	(1)	500,000
and Chief Executive Officer	2004	—		31,765

(1) All of the salary was accrued in fiscal 2005.
(2) Excludes options to purchase 383,333 shares of the Company’s common stock issued in connection with loans made by such individual to the Company. See, “-Option Grants” below.
Employment Contracts
Effective April 8, 2005, the Company entered into employment agreements with both Dr. Posillico and Dr. Musick. Each agreement provides for an initial term of three years and is automatically renewable for an additional three-year period unless either party gives notice to the other that the agreement will be terminated.

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
The agreement with Dr. Posillico also provides for the grant of stock options as follows:
•	Options to purchase 250,000 shares of the Company’s common stock at a price of $.17 per share, exercisable for a period of ten years, immediately vested;

•	Options to purchase 500,000 shares of the Company’s common stock at a price of $.17 per share, vesting upon the achievement of a strategic alliance to commercialize the Company’s fertility drug technology, completion of a successful financing in an amount not less than $3 million to commercialize VITROPIN™, or the sale or out-license of the Company’s drug technology to a third party;

•	Options to purchase an additional 500,000 shares of the Company’s common stock at a price of $.17 per share, vesting upon achievement of a strategic alliance to commercialize the Company’s beta islet technology by a third party, the successful financing of the commercialization of this technology, or the sale or out-license of the technology to a third party;

•	Options to purchase an additional 150,000 shares of the Company’s common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any financial statement filed with the Securities and Exchange Commission on Form 10-QSB or 10-KSB; and

•	Options to purchase an additional 150,000 shares of the Company’s common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-QSB or 10-KSB.
The agreement with Dr. Musick provides for the grant of stock options as follows:
•	Options to purchase 150,000 shares of the Company’s common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any financial statement filed with the Securities and Exchange Commission on Form 10-QSB or 10-KSB; and

•	Options to purchase an additional 150,000 shares of the Company’s common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-QSB or 10-KSB.
All of the options that are subject to vesting expire ten years from the date of vesting. Further, each of the options would terminate ninety days from the date the employee’s employment with the Company is terminated. All of the options are intended to be granted as “incentive stock options” under the Company’s Equity Incentive Plan of 2000, although the Plan must be amended and approved by the shareholders to increase the amount of common stock reserved under the Plan in order to provide for some of the options.

Compensation of Directors
Directors are not paid any additional compensation for their services as such. However, each is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.
Option Grants For 2005
During fiscal 2005, the Company granted the following stock options to our executive officers pursuant to our Equity Incentive Plan (the “Plan”):

	Number of	% of total
	securities	options granted
	underlying	to employees	Exercise	Expiration
Name	options granted	in fiscal year	price/share	date(1)

James Posillico	250,000	50%	$.17	4/08/2015

	250,000	50%	$.08	9/21/2015

James Musick	0

(1) All of the options shown in the table are exercisable immediately.
Year End Option Values
The following table sets forth the value of unexercised options held by the Named Officers at October 31, 2005. The last sales price of the Company’s common stock prior to October 31, 2005 was $.09 per share.

Number of
securities
underlying
			unexercised	Value of
			options	unexercised
	Shares		at fiscal year end	in-the-money
	acquired	Value	exercisable/	options at
Name	on exercise	Realized ($)	unexercisable	fiscal year end

James Posillico	0	0	415,181/1,000,000	$2,500	(1)
James R. Musick	0	0	31,848/300,000	$0	(1)

(1) Based on the last sales price of the common stock on October 31, 2005 of $.09 per share.

Stock Option Plan
The Company adopted an Equity Incentive Plan on October 9, 2000 (the “Plan”) for the benefit of key personnel and others providing significant services to the Company. The Plan replaced the 1992 Equity Incentive Plan (the “1992 Plan”). The 1992 Plan will remain effective only so long as options remain outstanding under the 1992 Plan. No new options will be granted under the 1992 Plan, and the only shares that will be issued under the 1992 Plan are those shares underlying currently outstanding options.
The Plan authorizes total stock awards of up to 1,000,000 shares of the Company’s common stock. Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants. If a stock award made under the New Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for future awards under the Plan. Awards may not be transferred except by will or the laws of descent and distribution. No awards may be granted under the Proposed Plan after September 30, 2010.
The Plan is administered by the Company’s Board of Directors, which may delegate its authority to a committee of the Board of Directors. The Board of Directors has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the Plan. In making such determinations, the Board of Directors may take into account the recipient’s current and potential contributions and any other factors the Board of Directors considers relevant. The Board of Directors is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the administration of the Plan.
All options granted pursuant to the Plan shall be exercisable at a price not less than the fair market value of the common stock on the date of grant. Unless otherwise specified, the options expire ten years from the date of grant.
The following table illustrates the number of shares remaining available for issuance under the Plan.
Equity Compensation Plan Information

			Number of
			securities remaining
			available for future
			issuance under
	Number of securities		equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	616,667	$0.19	0

Equity compensation plans not approved by security holders	1,920,962	$0.16	0

TOTAL	2,537,629		0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information as of January 31, 2006, based solely on information available to the Company, with respect to the ownership of the Company’s common stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners known to the Company to hold more than five percent (5%) of the Company’s common stock. The percentages in the table assume that any options owned by the beneficial owner have been exercised, but that no other outstanding options have been exercised. At January 31, 2006, the Company had outstanding 10,620,555 shares of common stock, the only class of voting stock outstanding.
The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%

Officers and Directors
James R. Musick(1) (2)	2,317,403	21.75%
12635 E. Montview Blvd., Aurora, Colorado 80010

Erik Van Horn(3)	530,516	4.84%
12635 E. Montview Blvd., Aurora, Colorado 80010

James T. Posillico(4)	531,765	4.77%
5 Topping Way Chester, New Jersey 07930

Officers and Directors as a group(1) (2) (,3) (4)	3,379,684	29.35%
(3 individuals)

Other Beneficial Owners
Roger D. Hurst(5)	1,122,096	10.57%
8100 Southpark Way, Unit B-1 Littleton, CO 80120

The James R. Musick Trust	1,830,414	17.23%
12635 E. Montview Blvd. Aurora, Colorado 80010

Lloyd Hansen	1,140,000	10.73%
2646 S.W. Mapp Rd, Ste. #304 Palm City, FL 34990

(1)	Includes 31,848 shares of common stock underlying an option immediately exercisable.

(2)	Includes 1,730,414 shares held by The James R. Musick Trust, of which Mr. Musick is a trustee and beneficiary.

(3)	Includes 330,516 shares of common stock underlying options immediately exercisable .

(4)	Includes 531,765 shares of common stock underlying options immediately exercisable.

(5)	Includes 10,386 shares owned by Compion and 3,000 owned by Compion Management Services, Inc., companies in which Mr. Hurst is the sole shareholder

Changes in Control
The Company knows of no arrangement, including the pledge by anyone of any securities of the Company, that may result in a change in control.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Between August 2002 and October 2005, the Company’s Chairman, James Musick, loaned the Company $68,800 for working capital. Each loan is represented by a promissory note bearing interest at the rate of 10% per year. Three of the notes were term notes and are now past due; the remainder are due on demand. Interest accrued on the notes totaled $12,041 at October 31, 2005.
During January 2005, the Company sold 100,000 shares of its common stock to the Chairman of the Company for $20,000, or $.20 per share. During June 2004, the Company sold 100,000 shares of its common stock to the Chairman for $10,000, or $.10 per share. In each case, the price of the stock was equal to the fair market value of the stock as determined by reference to the quoted sales price on the OTC Bulletin Board.
The Company’s Board of Directors is of the opinion that the terms of these transactions are no less favorable than could be obtained from an unaffiliated third party.
PART IV

ITEM 13.	EXHIBITS

The following is a list of exhibits filed or incorporated by reference into this Report:

No.	Description

1	Not applicable.

2	Not applicable.

3.1.1(1)	Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.

3.1.2(2)	Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.

3.1.3(3)	Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.

3.1.4(2)	Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.

3.1.5(4)	Amended and Restated Articles of Incorporation of Vitro Diagnostics, Inc., as filed July 20, 2001 with the Nevada Secretary of State

3.2(3)	Bylaws of the Company.

4.1(3)	Specimen certificate for Common Shares, $.001 par value per share.

9	Not applicable.

10.1(5)	Equity Incentive Plan dated October 9, 2000

10.2(6)	Promissory note issued by Erik Van Horn to the Company dated May 7, 2002.

10.3(6)	Promissory note issued by the Company to James R. Musick dated August 23, 2002.

10.4(6)	Agreement for Liquidation of Shares between the Co. and World Wide Capital Investors dated June 17, 2002.

No.	Description

10.5(7)	Consulting Agreement between Sussex Avenue Partners, LLC and Vitro Diagnostics, Inc. dated February 1, 2005.

10.6(8)	Executive Employment Agreement between the Company and James R. Musick dated April 1, 2005.

10.7(9)	Executive Employment Agreement between the Company and James Posillico dated April 1, 2005.

11	Not applicable.

13	Not applicable.

14	Not applicable.

16	Not applicable.

18	Not applicable.

20	Not applicable.

21	Not applicable.

22	Not applicable

23	Not applicable.

24	Not applicable.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Not applicable.

(1)	Filed as an Exhibit to Form 10-KSB dated October 31, 2000.

(2)	Filed as an Exhibit to Form 10-KSB/A dated July 31, 2000.

(3)	Filed as an Exhibit to Registration Statement on Form SB-2, SEC File No. 33-59230 and incorporated herein by reference.

(4)	Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2001.

(5)	Filed as an Exhibit to the definitive Proxy Statement on Schedule 14/A as filed with the Commission on October 30, 2000 and incorporated herein by reference.

(6)	Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2002.

(7)	Filed as Exhibit 10.7 to the Annual Report on Form 10-KSB for the year ended October 31, 2004 and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the current report on Form 8-K dated April 8, 2005 and incorporated herein by reference. (9) Filed as Exhibit 10.2 to the current report on Form 8-K dated April 8, 2005 and incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company currently has no audit committee of the Board of Directors, and is not required to maintain such a committee since its stock is not quoted on Nasdaq or traded on any national securities exchange. Accordingly, all material decisions affecting the Company’s audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.

Audit Fees
The Company paid or will pay Miller and McCollum, CPA an aggregate of $ 3,000 in fees for an audit of its 2005 financial statements. The Company paid Cordovano & Honeck, P.C. an aggregate of $6,870 for the audit of its 2004 financial statements and review of its financial statements contained in its quarterly reports filed during fiscal 2005.
All Other Fees
The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of approximately $700 in fees in connection with the filing of corporate income tax returns for 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 6th day of February 2006.

VITRO DIAGNOSTICS, INC.

/s/ James R. Musick
James R. Musick, Chairman
Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James T. Posillico		February 6, 2006

James T. Posillico	President, Chief Executive Officer, and Director

/s/ James R. Musick		February 6, 2006

James R. Musick	Chairman, Chief Operating Officer, Principal Financial and Accounting Officer and Director

VITRO DIAGNOSTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Vitro Diagnostics, Inc.:
We have audited the balance sheet of Vitro Diagnostics, Inc. as of October 31, 2004 (not separately included herein), and the related statements of operations, changes in shareholders’ deficit, and cash flows, for the years ended October 31, 2004 and 2003 (not separately included herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered significant operating losses since inception and has a working capital deficit at October 31, 2004, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Cordovano and Honeck LLP
Denver, Colorado
January 12, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors
Vitro Diagnostics, Inc.
     We have audited the accompanying balance sheet of Vitro Diagnostics, Inc. as of October 31, 2005 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2005 and the results of its operations, stockholders’ deficit, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has a working capital deficit, which raises substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Miller and McCollom
MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
January 25, 2006

VITRO DIAGNOSTICS, INC.
Balance Sheet
October 31, 2005

Assets
Current assets:
Inventory, at cost	$3,815

Total current assets	3,815

Equipment, net of accumulated depreciation of $20,518	2,244
Patents, net of accumulated amortization of $9,039	20,278
Deferred costs	44,197
Other assets	5,193

$75,727

Liabilities and Shareholders’ Deficit
Current liabilities:
Bank overdraft.	$360
Current maturities on note payable (Note E)	6,000
Capital lease obligation (Note E)	2,560
Accounts payable	27,990
Due to officer (Note B)	9,208
Note payable to officer (Note B)	68,800
Accrued interest payable to officer (Note B)	12,041
Accrued salaries (Note B)	378,315
Lines of credit (Note D)	83,943

Total current liabilities	589,217

Long-term debt (Note E):
Note payable, less current maturities	13,032

Total liabilities	602,249

Commitments and Contingencies (Notes A, B, G, and H)
Shareholders’ deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized; 10,620,555 shares issued and outstanding	10,621
Additional paid-in capital	4,542,078
Officer loan to exercise options, including $955 of accrued interest (Note B)	(2,035)
Common stock options - 2,637,629 outstanding	8,003
Accumulated deficit	(5,085,189)

Total shareholders’ deficit	(526,522)

$75,727

See accompanying notes to the financial statements

VITRO DIAGNOSTICS, INC.
Condensed Statements of Operations

	For the Years Ended
	October 31,
	2005	2004
Product sales	$17,973	$929

Operating costs and expenses:
Research and development	132,134	100,307
Stock-based compensation (Note F)	115,000	—
Selling, general and administrative	174,150	37,423
Impairment of intangible assets (Note A)	—	36,951

Total operating costs and expenses	421,284	174,681

Loss from operations	(403,311)	(173,752)

Other income (expense):
Interest income, officer loan (Note B)	70	134
Interest expense	(21,581)	(13,240)

Loss before income taxes	(424,822)	(186,858)

Provision for income taxes (Note C)	—	—

Net loss	$(424,822)	$(186,858)

Basic and diluted net loss per common share	$(0.04)	$(0.02)

Shares used in computing basic and diluted net loss per common share	10,443,632	9,788,472

See accompanying notes to the financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders’ Deficit

						Loan to
						Officer
					Additional	to Exercise
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Options	Options	Deficit	Total
Balance, October 31, 2003	—	$—	9,460,972	$9,461	$4,372,138	$(8,651)	$8,003	$(4,473,509)	$(92,558)

Common stock options exercised, $.075 per share (Note B)	—	—	133,333	133	9,867	—	—	—	10,000
Common stock options exercised, $.04 per share (Note B)	—	—	250,000	250	9,750	—	—	—	10,000
Common stock sold to an officer at $.10 per share (Note B)	—	—	100,000	100	9,900	—	—	—	10,000
Common stock sold to an investor at $.08 per share (Note B)	—	—	76,250	77	6,023	—	—	—	6,100
Officer compensation charged against the loan to officer (Note B)	—	—	—	—	—	6,360	—	—	6,360
Interest accrued on officer’s equity loan (Note B)	—	—	—	—	—	(134)	—	—	(134)
Net loss for the year ended October 31, 2004	—	—	—	—	—	—	—	(186,858)	(186,858)

Balance, October 31, 2004	—	—	10,020,555	10,021	4,407,678	(2,425)	8,003	(4,660,367)	(237,090)

Common stock issued in exchange for consulting services, $.20 per share (Note B)	—	—	500,000	500	99,500	—	—	—	100,000
Common stock sold to an officer at $.20 per share (Note B)	—	—	100,000	100	19,900	—	—	—	20,000
Common stock options granted to officers (Note F)	—	—	—	—	15,000	—	—	—	15,000
Officer compensation charged against the loan to officer (Note B)	—	—	—	—	—	460	—	—	460
Interest accrued on officer’s equity loan (Note B)	—	—	—	—	—	(70)	—	—	(70)
Net loss for the year ended October 31, 2005	—	—	—	—	—	—	—	(424,822)	(424,822)

Balance, October 31, 2005	—	$—	10,620,555	$10,621	$4,542,078	$(2,035)	$8,003	$(5,085,189)	$(526,522)

See accompanying notes to the financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows

	For the Years Ended
	October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(424,822)	$(186,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,580	7,245
Impairment of intangible assets (Note A)	115,000	36,951
Interest income recognized on Officer’s equity loan (Note B)	(70)	(134)
Services charged against Officer’s equity loan (Note B)	460	6,360
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories, prepaid expenses and deposits	(1,128)	(2,839)
Increase in accounts payable, accrued expenses and payroll taxes payable	253,830	67,709

Net cash used in operating activities	(52,150)	(71,566)

Cash flows from investing activities:
Purchases of property and equipment	(1,328)	(601)
Payments for patents and deferred costs	(13,797)	(6,121)

Net cash used in investing activities	(15,125)	(6,722)

Cash flows from financing activities:
Proceeds from issuance of notes payable (Note B)	34,261	18,446
Principal payments on notes payable	(5,464)	(5,705)
Proceeds from line of credit, net	15,098	39,815
Principal payments on capital lease	(3,808)	(3,180)
Proceeds from common stock options exercised	—	20,000
Proceeds from sale of common stock	20,000	16,100

Net cash provided by (used in) financing activities	60,087	85,476

Net change in cash	(7,188)	7,188
Cash, beginning of year	7,188	—

Cash, end of year	$—	$7,188

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$16,499	$9,198

Income taxes	$—	$—

See accompanying notes to the financial statements

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

NOTE A:	NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Organization
The Company was incorporated under the laws of Nevada on March 31, 1986. From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing and marketing of purified human antigens (“Diagnostics”) and the development of therapeutic products (“Therapeutics”) and related technologies. The Company’s sales were solely attributable to the manufacturing of the purified human antigens. Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development and related technologies.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered significant losses since inception and has a working capital deficit at October 31, 2005. These factors, among others, Raises substantial doubt about the Company’s ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain capital from outside sources, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended October 31, 2005 and 2004, the former president and now chairman has loaned the Company funds for working capital on an “as needed” basis. There is no assurance that these loans will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company’s stem cell technology and the Company’s fertility drugs. Management will pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company recently launched a new product line, VITROCELL™, consisting of novel human cell lines for research and development. These products represent unique opportunities for researchers to utilize proliferating human cell lines for a variety of research applications including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary gland. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.
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

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
Cash equivalents
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at October 31, 2005.
Inventory
Inventories, consisting of raw materials and VITROCELL™ product, are stated at the lower of cost (using the specific identification method) or market.
Property, equipment and depreciation
Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method. Depreciation expense totaled $1,649 and $4,313 for the years ended October 31, 2005 and 2004, respectively.
Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.
Patents, deferred costs and amortization
Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $2,931 and $2,932 for the years ended October 31, 2005 and 2004, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2005	$2,932
2006	2,932
2007	2,932
2008	2,932
2009	2,932

$14,660

The Company’s patents and deferred costs consisted of the following at October 31, 2005:

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

Patent
Method for purifying “FSH” (3 patents)	$—
These patents detail methods to manufacture highly purified FSH from various sources including human cells and animal extracts of pituitary glands. (See “impairment” below)
Immortalized cell lines and methods of making the same (1 patent)	29,317
This patent is for proprietary technology related to the immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery
Less: accumulated amortization	(9,039)

$20,278

Deferred costs
Method for purifying “FSH”, continuation- in-part application	$—
This patent application is a continuation on the above patents previously obtained by the Company that seeks to expand protection of its issued patent. The patent application was also filed in the United Kingdom, Canada, Australia, and in the European Patent office. (See “impairment” below)

Immortalization of human cell lines (VITROPIN-V™)	34,090
This patent application is a continuation on the above patent previously obtained by the Company that seeks to expand protection of its issued patent. The patent application was also filed in the United Kingdom, Canada, Australia, New Zealand, Israel, and in the European Patent office

Stem Cells	10,107
This patent application represents an advancement of the Company’s cell immortalization platform that provides a competitive modern technology platform with wide application to commercial applications in research and cell therapeutics

Multi-dose syringe driver (VITROJECT™)	—

Patent application for a device designed to administer injections more easily and economically. (See “impairment” below)	$44,197

Impairment and Disposal of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
During the years ended October 31, 2005 and 2004, the Company completed balance sheet reviews that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $-0- and $36,951 during the years ended October 31, 2005 and 2004, respectively, for the write-off of patents and deferred intellectual property costs as follows:

October 31, 2004		Accumulated
		Amortization	Book Value		Book Value at
	Original	Through	Prior to	Asset	October 31,
Description	Cost	April 30, 2003	Impairment	Impairment	2004
Deferred Intellectual Property Costs:
Multi-dose syringe driver	$36,951	$—	$36,951	$(36,951)	$—

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
Fair value of financial instruments
SFAS 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.
Net loss per share
The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. Common stock options outstanding at October 31, 2005 were not included in the diluted loss per share as all 2,637,629 options were anti-dilutive. Therefore, basic and diluted losses per share at October 31, 2005 were equal.
Stock-based compensation
The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
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
Recent accounting standards
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.
In December 2004, the FASB issued a revision to SFAS No. 123 (R), “Share-Based Payment.” This Statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company is studying the impact that the Statement may have on its overall results of operation and financial position.
NOTE B: RELATED PARTY TRANSACTIONS
Indebtedness to officer
During the years ended October 31, 2005 and 2004, the Company’s president paid $5,671 and $3,537, respectively, in expenses on behalf of the Company, which remained unpaid as of October 31, 2005. The balance of $9,208 is included in the accompanying condensed financial statements as “Due to officer”.
Notes payable
An officer has paid the Company $68,800 in exchange for 11 promissory notes, as follows:

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

Date of		Interest	Accrued	Date of
Note	Principal	Rate	Interest	Maturity	Collateral	Status
August 23, 2002	$20,000	10.00%	$5,900	August 23, 2003	Lein on FSH patent	Default
May 15, 2003	10,000	10.00%	2,458	May 15, 2005	None	Default
September 2, 2003	10,000	10.00%	2,167	August 15, 2005	None	Default
October 14, 2004	10,000	10.00%	1,042	Demand	None	Open
January 14, 2005	2,200	10.00%	174	Demand	None	Open
April 29, 2005	500	10.00%	25	Demand	None	Open
May 4, 2005	2,000	10.00%	100	Demand	None	Open
August 14, 1005	5,000	10.00%	104	Demand	None	Open
September 16, 2005	2,500	10.00%	31	Demand	None	Open
October 3, 2005	3,000	10.00%	25	Demand	None	Open
October 18, 2005	3,600	10.00%	15	Demand	None	Open

	$68,800		$12,041

Interest expense on the above obligations totaled $5,475 and $4,042 for the years ended October 31, 2005 and 2004, respectively.
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
The agreement with Dr. Posillico also provides for the grant of stock options as follows:
•	Options to purchase 250,000 shares of the Company’s common stock at a price of $.17 per share, exercisable for a period of ten years, immediately vested;

•	Options to purchase 500,000 shares of the Company’s common stock at a price of $.17 per share, vesting upon the achievement of a strategic alliance to commercialize the Company’s fertility drug technology, completion of a successful financing in an amount not less than $3 million to commercialize VITROPIN™, or the sale or out-license of the Company’s drug technology to a third party;

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
•	Options to purchase an additional 500,000 shares of the Company’s common stock at a price of $.17 per share, vesting upon achievement of a strategic alliance to commercialize the Company’s beta islet technology by a third party, the successful financing of the commercialization of this technology, or the sale or out-license of the technology to a third party;

•	Options to purchase an additional 150,000 shares of the Company’s common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any financial statement filed with the Securities and Exchange Commission on Form 10-QSB or 10-KSB; and

•	Options to purchase an additional 150,000 shares of the Company’s common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-QSB or 10-KSB.
The agreement with Dr. Musick provides for the grant of stock options as follows:
•	Options to purchase 150,000 shares of the Company’s common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any financial statement filed with the Securities and Exchange Commission on Form 10-QSB or 10-KSB; and
•	Options to purchase an additional 150,000 shares of the Company’s common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-QSB or 10-KSB.
All of the options that are subject to vesting expire ten years from the date of vesting. Further, each of the options would terminate ninety days from the date the employee’s employment with the Company is terminated. All of the options are intended to be granted as “incentive stock options” under the Company’s Equity Incentive Plan of 2000, although the Plan must be amended and approved by the shareholders to increase the amount of common stock reserved under the Plan in order to provide for some of the options.
The Company began accruing Dr Musick’s salary in May 2002, due to a lack of working capital. As of October 31, 2005, Dr. Musick’s accrued salaries totaled $273,315. Dr. Posillico’s accrued salary totaled $105,000 at October 31, 2005. Both amounts are included in the accompanying condensed financial statements as “Accrued salaries”.
Officer loan
During May 2002, the Company’s Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company’s common stock. The loan carries a five percent interest rate and matured on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through October 31, 2005, the vice president earned $12,920 in compensation, which was allocated against the balance due on the loan. At October 31, 2005, the principal and related accrued interest owed on the loan totaled $1,080 and $955, respectively.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
Common stock sales
During January 2005, the Company sold 100,000 shares of its common stock to the president of the Company for $20,000, or $.20 per share.
During June 2004, the Company sold 100,000 shares of its common stock to the president of the Company for $10,000, or $.10 per share.
NOTE C: INCOME TAXES
A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	October 31,
	2005	2004
U.S. federal statutory graduated rate	34.00%	29.60%
State income tax rate, net of federal benefit	3.06%	3.26%
Net operating loss for which no tax benefit is currently available	-37.06%	-32.86%

Effective rate	0.00%	0.00%

At October 31, 2005, deferred taxes consisted of a net tax asset of $1,356,117, due to operating loss carryforwards of $3,675,277, which was fully allowed for in the valuation allowance of $1,356,117. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended October 31, 2005 and 2004 were $157,421 and $61,402, respectively. The changes in the valuation allowance for the yeas ended October 31, 2005 and 2004 also totaled $157,421 and $61,402, respectively. Net operating loss carryforwards will expire through 2025.
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
Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.
NOTE D: LINES OF CREDIT
The Company has a $12,500 line of credit of which $1,393 was unused at October 31, 2005. The interest rate on the credit line was 15.75% at October 31, 2005. Principal and interest payments are due monthly.
The Company also has six credit cards with a combined credit limit of $75,300, of which $2,464 was unused at October 31, 2005. The interest rates on the credit cards range from 9.74% to 20.83% as of October 31, 2005.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
NOTE E: LONG-TERM DEBT
Note Payable
As of October 31, 2005, the Company owed $19,032 on a note payable to the Company’s attorney. Future maturities of the note are as follows:

Year ended October 31,
2006	$6,000
2007	6,000
2008	6,000
2009	1,032

$19,032

Capital Lease Obligation
On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

Year ended October 31,
2006	$2,717

Less: imputed interest	(157)

Present value of net minimum lease payments	$2,560

The president of the Company has personally guaranteed the lease obligation.
NOTE F: SHAREHOLDERS’ EQUITY
During June 2004, the Company sold 76,250 shares of its common stock to an unrelated third-party investor for $6,100, or $.08 per share.
Incentive plans
Effective December 2, 2000, the Company’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), which replaced the Company’s 1992 Stock Option Plan. The purpose of the Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, consultants and directors, and to promote the Company’s business. The Plan authorizes total stock awards of up to 1,000,000 shares of the Company’s common stock. Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants. If a stock award made under the Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for future awards under the Plan. Awards may not be transferred except by will or the laws of descent and distribution. No awards may be granted under the Plan after September 30, 2010.
The Plan is administered by the Company’s Board of Directors, which may delegate its authority to a committee of the Board of Directors. The Board of Directors has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the Plan. In making such determinations, the Board of Directors may take into account the recipient’s current and potential contributions and any other factors the Board of Directors considers relevant. The recipient of an award has no choice regarding the form of a stock award. The Board of Directors is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
administration of the Plan. All options granted pursuant to the Plan shall be exercisable at a price not less than the fair market value of the common stock on the date of grant. Unless otherwise specified, the options expire ten years from the date of grant. The following schedule summarizes the changes in the Company’s stock option plan:

	Options Outstanding		Options Exercisable		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Shares	Per Share	Per Share
Balance at October 31, 2003	789,197	$.04 to $.81	789,197	$.04 to $.81	$0.14
Options granted	31,765	$0.17	31,765	$0.17	$0.17
Options exercised	(383,333)	$.04 to $.075	(383,333)	$.04 to $.075	$0.05
Options expired	—	$0.00	—	$0.00	$—

Balance at October 31, 2004	437,629	$.08 to $.81	437,629	$.08 to $.81	$0.21
Options granted	2,100,000	$.08 to $.22	500,000	$.08 to $.17	$0.17
Options exercised	—	$0.00	—	$0.00	$—
Options expired	—	$0.00	—	$0.00	$—

Balance at October 31, 2005	2,537,629	$.08 to $.81	937,629	$.08 to $.81	$0.23

Stock options — employees
During September 2005, the Company granted 250,000 options to its president at an exercise price of $.08 per share. On the grant date, the traded market value of the stock was $.09 per share. Because the options were granted with exercise prices below market, the difference has been recorded as stock-based compensation. All 250,000 options vested on the date of grant, resulting in total stock-based compensation of $2,500. The weighted average exercise price and weighted average fair value of these options on the grant date were $.08 and $.086, respectively.
During April 2005, the Company granted 1,950,000 options to two officers with exercise prices ranging from $.17 to $.22 per share. All of these options are subject to vesting based on conditions described in the employment contract (See: Note B: Related Party Transactions). On the grant date, the traded market value of the stock was $.22 per share. Because some options were granted with exercise prices below market, the difference has been recorded as stock-based compensation. Options to purchase 250,000 shares had vested as of October 31, 2005, resulting in total stock-based compensation of $12,500. The weighted average exercise price and weighted average fair value of these options on the grant date were $.18 and $.211, respectively.
Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the year ended October 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.34%
Dividend yield	0.00%
Volatility factor	124.78%
Weighted average expected life	10 years

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
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
Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the year ended October 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.00%
Dividend yield	0.00%
Volatility factor	109.79%
Weighted average expected life	5 years
The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

	For the Years Ended
	October 31,
	2005	2004
Net loss, as reported	$(424,822)	$(186,858)

Pro forma net loss	$(499,072)	$(191,146)

Basic and diluted net loss per common share, as reported	$(0.04)	$(0.02)

Pro forma basic and diluted net loss per common share	$(0.05)	$(0.02)

NOTE G: COMMITMENT
The Company entered into an operating lease agreement on November 8, 2004. Under the lease, the Company receives the use of a laboratory facility, equipment and furnishings within the facility, common areas, and reception services. The lease term commenced January 1, 2005 and ends December 31, 2005. Rent payments of $1,512 are payable under the lease on or before the first of each month. Future minimum payments under the facilities lease totaled $3,024 at October 31, 2005. Facilities rent expense for the years ended October 31, 2005 and 2004 totaled $20,113 and $24,025, respectively.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements
NOTE H: LETTER OF INTENT
On September 19, 2005, the Company entered into a Letter of Intent (“LOI”) with BioCare Europe (“BioCare”) of Rome, Italy. The Company and BioCare have agreed to enter into a formal business partnership that will create mutually beneficial business opportunities for both parties in North America and Europe. The LOI focuses on the commercialization of products in two therapeutic classes: (i) stem cell lines for research and development; and (ii) infertility drugs.
The Company will provide distribution rights to BioCare for its complete VitroCell product line in the territory of the European Community. The Company will provide complete technical and marketing support to BioCare. In addition to the distribution rights, the Company will also offer BioCare first option rights for the exclusive distribution of its fertility hormone drug, Vitropin, as well as all subsequent forms of fertility hormone drugs produced by the Company. In exchange, BioCare will provide the Company with first option rights to an exclusive license for BioCare’s patents and know-how to develop, manufacture and commercialize recombinant chimeric fertility hormone products in North America. Additional territories may be added to the agreement based on mutual consent of the parties.
The LOI states that the parties plan to conclude a Final Binding Agreement defining all transaction terms within 90 days of executing the LOI. However, the parties have not yet formalized a Final Binding Agreement.

EXHIBIT INDEX

No.	Description
1	Not applicable.

2	Not applicable.

3.1.1(1)	Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.

3.1.2(2)	Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.

3.1.3(3)	Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.

3.1.4(2)	Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.

3.1.5(4)	Amended and Restated Articles of Incorporation of Vitro Diagnostics, Inc., as filed July 20, 2001 with the Nevada Secretary of State

3.2(3)	Bylaws of the Company.

4.1(3)	Specimen certificate for Common Shares, $.001 par value per share.

9	Not applicable.

10.1(5)	Equity Incentive Plan dated October 9, 2000

10.2(6)	Promissory note issued by Erik Van Horn to the Company dated May 7, 2002.

10.3(6)	Promissory note issued by the Company to James R. Musick dated August 23, 2002.

10.4(6)	Agreement for Liquidation of Shares between the Co. and World Wide Capital Investors dated June 17, 2002.

22

No.	Description
10.5(7)	Consulting Agreement between Sussex Avenue Partners, LLC and Vitro Diagnostics, Inc. dated February 1, 2005.

10.6(8)	Executive Employment Agreement between the Company and James R. Musick dated April 1, 2005.

10.7(9)	Executive Employment Agreement between the Company and James Posillico dated April 1, 2005.

11	Not applicable.

13	Not applicable.

14	Not applicable.

16	Not applicable.

18	Not applicable.

20	Not applicable.

21	Not applicable.

22	Not applicable

23	Not applicable.

24	Not applicable.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Not applicable.

(1)	Filed as an Exhibit to Form 10-KSB dated October 31, 2000.

(2)	Filed as an Exhibit to Form 10-KSB/A dated July 31, 2000.

(3)	Filed as an Exhibit to Registration Statement on Form SB-2, SEC File No. 33-59230 and incorporated herein by reference.

(4)	Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2001.

(5)	Filed as an Exhibit to the definitive Proxy Statement on Schedule 14/A as filed with the Commission on October 30, 2000 and incorporated herein by reference.

(6)	Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2002.

(7)	Filed as Exhibit 10.7 to the Annual Report on Form 10-KSB for the year ended October 31, 2004 and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to the current report on Form 8-K dated April 8, 2005 and incorporated herein by reference.

(9)	Filed as Exhibit 10.2 to the current report on Form 8-K dated April 8, 2005 and incorporated herein by reference.

23