Form 10QSB
period 2006-01-31
VITRO DIAGNOSTICS INC
filed 2006-03-20
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2006

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OR 1934.


Commission file number:  0-17378

                             VITRO DIAGNOSTICS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                            84-1012042
            ------                                            ----------
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)

12635 E. Montview Blvd., Aurora, Colorado                        80045
-----------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (720) 859-4120

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's class of common equity as of March 15, 2006 was 10,933,055.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.   Condensed Balance Sheet, January 31, 2006 (unaudited)               3

          Condensed Statements of Operations for the three months
          ended January 31, 2006 and 2005 (unaudited)                         4

          Condensed Statements of Cash Flows for the three months
          ended January 31, 2006 and 2005 (unaudited)                         5

          Notes to the Condensed Unaudited Financial Statements               6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                          10

PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                              13
Item 3.   Controls and Procedures                                            13
Item 5.   Other Information                                                  13
Item 6.   Index to Exhibits                                                  14
Signatures                                                                   14


                                     VITRO DIAGNOSTICS, INC.
                                     Condensed Balance Sheet
                                           (Unaudited)
                                        January 31, 2006

Assets
Current assets:
     Cash .........................................................................   $       440
     Inventory, at cost ...........................................................         4,133
                                                                                      -----------
                                                               Total current assets         4,573

Equipment, net of accumulated depreciation of $22,109 .............................           653
Patents, net of accumulated amortization of $9,772 ................................        19,545
Deferred costs ....................................................................        45,379
Other assets ......................................................................         5,193
                                                                                      -----------

                                                                                      $    75,343
                                                                                      ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on note payable (Note E) ..................................   $     6,000
     Capital lease obligation (Note E) ............................................         1,496
     Accounts payable .............................................................        15,846
     Due to officer (Note B) ......................................................         9,208
     Note payable to officer (Note B) .............................................        94,800
     Accrued interest payable to officer (Note B) .................................        14,148
     Accrued salaries (Note B) ....................................................       468,315
     Lines of credit (Note D) .....................................................        87,331
                                                                                      -----------
                                                          Total current liabilities       697,144

Long-term debt (Note E):
     Note payable, less current maturities ........................................        16,684
                                                                                      -----------
                                                                  Total liabilities       713,828
                                                                                      -----------

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding .........................................          --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        10,620,555 shares issued and outstanding ..................................        10,621
     Additional paid-in capital ...................................................     4,542,078
     Officer loan to exercise options, including $969 of accrued interest (Note B)         (2,049)
     Common stock options - 2,637,629 outstanding .................................         8,003
     Accumulated deficit ..........................................................    (5,197,138)
                                                                                      -----------
                                                        Total shareholders' deficit      (638,485)
                                                                                      -----------
                                                                                      $    75,343
                                                                                      ===========


               See accompanying notes to condensed, unaudited financial statements


                                 VITRO DIAGNOSTICS, INC.
                           Condensed Statements of Operations
                                       (Unaudited)

                                                              For The Three Months Ended
                                                                     January 31,
                                                             ----------------------------
                                                                 2006            2005
                                                             ------------    ------------
Product sales ............................................   $       --      $      1,127
                                                             ------------    ------------

Operating costs and expenses:
     Research and development ............................         40,494          21,761
     Selling, general and administrative .................         64,521          12,593
                                                             ------------    ------------
                        Total operating costs and expenses        105,015          34,354
                                                             ------------    ------------
                                      Loss from operations       (105,015)        (33,227)

Other income (expense):
     Interest income, officer loan (Note B) ..............             14              19
     Interest expense ....................................         (6,948)         (5,599)
                                                             ------------    ------------
                                  Loss before income taxes       (111,949)        (38,807)

Provision for income taxes (Note C) ......................           --              --
                                                             ------------    ------------

                                                  Net loss   $   (111,949)   $    (38,807)
                                                             ============    ============

Basic and diluted net loss per common share ..............   $      (0.01)   $       --
                                                             ============    ============
Shares used in computing basic and diluted
     net loss per common share ...........................     10,620,555      10,220,555
                                                             ============    ============


           See accompanying notes to condensed, unaudited financial statements


                             VITRO DIAGNOSTICS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                           For The Three Months Ended
                                                                   January 31,
                                                              --------------------
                                                                2006        2005
                                                              --------    --------

Net cash used in operating activities .....................   $(30,354)   $(18,736)
                                                              --------    --------

Cash flows from investing activities:
     Payments for patents and deferred costs ..............     (1,182)     (1,600)
                                                              --------    --------
Net cash used in investing activities .....................     (1,182)     (1,600)
                                                              --------    --------

Cash flows from financing activities:
     Proceeds from issuance of notes payable ..............     29,652       2,200
     Principal payments on notes payable ..................       --        (1,000)
     Proceeds from line of credit, net ....................      3,388       9,589
     Principal payments on capital lease ..................     (1,064)       (889)
     Proceeds from sale of common stock ...................       --        20,000
                                                              --------    --------
Net cash provided by (used in) financing activities .......     31,976      29,900
                                                              --------    --------

                                         Net change in cash        440       9,564
Cash, beginning of year ...................................       --         7,188
                                                              --------    --------
                                          Cash, end of year   $    440    $ 16,752
                                                              ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest ..........................................   $  4,833    $  3,425
                                                              ========    ========
        Income taxes ......................................   $   --      $   --
                                                              ========    ========



       See accompanying notes to condensed, unaudited financial statements



                Notes to Unaudited Condensed Financial Statements


Note A: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2005 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended January 31, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B:  Related Party Transactions

Indebtedness to officer

In prior years, the Company's president paid expenses on behalf of the Company totaling $9,208, which remained unpaid as of January 31, 2006. The $9,208 is included in the accompanying condensed financial statements as "Due to officer".

Notes payable

An officer has loaned the Company $94,800, as follows:

    Date of                       Interest      Accrued       Date of
     Note             Principal     Rate       Interest       Maturity           Collateral       Status
     ----             ---------     ----       --------       --------           ----------       ------
August 23, 2002        $20,000     10.00%       $ 6,400    August 23, 2003   Lein on FSH patent   Default
May 15, 2003            10,000     10.00%         2,708     May 15, 2005            None          Default
September 2, 2003       10,000     10.00%         2,417    August 15, 2005          None          Default
October 14, 2004        10,000     10.00%         1,292        Demand               None           Open
January 14, 2005         2,200     10.00%           229        Demand               None           Open
April 29, 2005             500     10.00%            38        Demand               None           Open
May 4, 2005              2,000     10.00%           150        Demand               None           Open
August 14, 2005          5,000     10.00%           229        Demand               None           Open
September 16, 2005       2,500     10.00%            94        Demand               None           Open
October 3, 2005          3,000     10.00%           100        Demand               None           Open
October 18, 2005         3,600     10.00%           105        Demand               None           Open
November 2, 2005         3,000     10.00%            75        Demand               None           Open
November 18, 2005        8,400     10.00%           175        Demand               None           Open
December 16, 2005        4,100     10.00%            51        Demand               None           Open
December 20, 2005        1,500     10.00%            19        Demand               None           Open
January 4, 2006          7,000     10.00%            58        Demand               None           Open
January 13, 2006         2,000     10.00%             8        Demand               None           Open
                      ---------             ------------
                       $94,800                  $14,148
                      =========             ============


Interest expense on the above obligations totaled $5,475 and $4,042 for the years ended October 31, 2005 and 2004, respectively.

                                        6

                Notes to Unaudited Condensed Financial Statements


Accrued salaries

The Company accrues the salaries of its two officers due to a lack of working capital. Each officer earns a salary of $15,000 per month. Salary expense incurred for the three months ended January 31, 2006 totaled $90,000. The officers' accrued salaries totaled $468,315 at January 31, 2006.

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matured on May 8, 2004. The Company is holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. During the period from May 1, 2002 through January 31, 2006, the vice president earned $12,920 in compensation, which was allocated against the balance due on the loan. At January 31, 2006, the principal and related accrued interest owed on the loan totaled $1,080 and $969, respectively.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended January 31, 2006 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D: Lines of Credit

The Company has a $12,500 line of credit of which $42 was unused at January 31, 2006. The interest rate on the credit line was 16.25% at January 31, 2006. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $75,300, of which $469 was unused at January 31, 2006. The interest rates on the credit cards range from 9.74% to 20.83% as of January 31, 2006.

Note E: Long-Term Debt

Note Payable

As of January 31, 2006, the Company owed its attorney $22,006 pursuant to a promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. Future maturities of the note are as follows:

                Notes to Unaudited Condensed Financial Statements


                Period ended January 31,
                ------------------------
                     2007............................... $  6,000
                     2008...............................    6,000
                     2009...............................    6,000
                     2010...............................    4,006
                                                         --------
                                                         $ 22,006
                                                         ========

Capital Lease Obligation

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:


                Period ended July 31,
                ---------------------
                   2006................................     1,552

                Less: imputed interest.................       (56)
                                                          -------
                Present value of net minimum
                   lease payments......................   $ 1,496
                                                          =======


The president of the Company has personally guaranteed the lease obligation.

Note F: Shareholders' Deficit

Stock options

The following schedule summarizes the changes in the Company's outstanding stock options:

                                      Options Outstanding            Options Exercisable
                                ------------------------------ -------------------------------  Weighted Average
                                  Number of    Exercise Price    Number of     Exercise Price    Exercise Price
                                   Shares        Per Share         Shares        Per Share          Per Share
                                -------------- --------------- --------------- ---------------   --------------
Balance at October 31, 2005....   2,637,629     $.08 to $.81      937,629       $.08 to $.81         $ 0.23
   Options granted.............        -            $0.00            -             $0.00             $ -
   Options exercised...........        -            $0.00            -             $0.00             $ -
   Options expired/cancelled...        -            $0.00            -             $0.00             $ -
                                --------------                 ---------------                   --------------
Balance at January 31, 2006....   2,637,629     $.08.to.$.81      937,629       $.08 to $.81         $ 0.23
                                ==============                 ===============

Note G: Subsequent Events

Common stock sales

During February 2006, the Company sold 312,500 shares of its common stock to the Chairman of the Company for $20,000, or $.064 per share. The number of common shares issued and outstanding following the stock sale totaled 10,933,055.

                Notes to Unaudited Condensed Financial Statements


Granted stock options

During February 2006, the Company granted 400,000 options to its two officers with an exercise price of $.08 per share. On the grant date, the traded market value of the stock was $.08 per share. All of the options vest on the grant date. The Company recorded no stock-based compensation related to the options. The weighted average exercise price and weighted average fair value of these options on the grant date were $.08 and $.071, respectively. Following the granting of the options, the total number of common stock options outstanding and exercisable totaled 3,037,685 and 1,337,629, respectively.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at January 31, 2006 and the results of operations for the three-month periods ending January 31, 2006 and 2005. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 under the caption, "Risk Factors" and other reports filed with the SEC. Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At January 31, 2006, the Company had a working capital deficit of $692,571, consisting of current assets of $4,573 and current liabilities of $697,144. This represents a decrease in working capital of $107,169 from fiscal year end October 31, 2005. The decrease in working capital is due to increased liabilities, predominantly deferred salaries and expenses incurred to support operations.

     Current assets increased by $758 and current liabilities increased by $107,927 during the quarter ended January 31, 2006. The increase in current liabilities was primarily related to deferred salaries and increased liability of the Company to its Chairman, who loaned the Company $26,000 during the quarter. The Company continues to operate with limited cash obtained through debt and equity financing. The Company reported a $638,485 deficit in shareholder's equity at January 31, 2006, which is an $111,963 increase in the deficit reported at October 31, 2005.

     During the three months ended January 31, 2006, the Company's financing activities provided cash to support our operating activities. During that time, the Company's operations used $30,354 compared to the use of $18,736 cash by operations during the three months ended January 31, 2005. The Company reported an overall increase in cash for the first three months of 2006 of $440 that was $9,124 less than the increase in cash for the first three months of 2005 during the first quarter of 2006. The increase in cash usage was primarily due to additional expenses for filing patent applications seeking domestic and international protection for the Company's proprietary stem cell technology and the expense of hiring an investment banking firm. The use of cash reflects minimum cash requirements of about $10,000/month for operations while the cash raised from financing activities was primarily from loans of cash to the Company by its Chairman. Cash requirements for operations has been cut to a minimum level by previous cost reduction measures and is unlikely to be further reduced without additional curtailment or suspension of operations.

     The Company has $14,724 in available debt and cash at the present time and based on present expenditure levels and assuming no additional equity funding or product revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately May 31, 2006.

     The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2005. A current focus is expansion of the VITROCELL(TM) product line through addition of new products for use in diabetes research and drug discovery. The Company had previously developed 29 different adult human stem cell lines derived from pancreatic tissues and methods to induce differentiation of functional beta cells from its stem cell lines. Ongoing research that began during fiscal year 2005 is focused on commercial production of beta islet cells derived from select stem cell lines and the results of operations during the quarter are described in greater detail below. This proprietary technology and products derived there from has potential application in the treatment of diabetes, which is a longer-term goal of the Company. We are also pursuing other alternatives to increase capital resources including out-licensing of the Company's patented technology and collaborative agreements with third parties. The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Results of Operations

     During the three months ended January 31, 2006, the Company realized a net loss of $111,949 or $0.01 per share on no revenue. The net loss was $73,142 more than the net loss for the first quarter ended January 31, 2005. The increased net loss compared to the same quarter in 2005 was primarily due to additional non-cash salary expenses. The Company presently has two full-time employees both of whose salaries are deferred. Total operating expenses were $70,661 more in the first quarter 2006 than the comparable period in 2005. Research and development expenses increased by $18,733 and selling, general and administrative expenses increased by $51,928.

     Research and development expenses were $40,494 for the first quarter of fiscal 2006, which represents an increase of $18,733 compared to R&D expenses during the same period in 2005. Current R&D activities are focused on the development of additional products to add to the VITROCELL(TM) product line. The

VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its proprietary cell immortalization and stem cell technology. A more detailed discussion of the VITROCELL(TM) product line is contained within the Company's Form 10-KSB for fiscal year 2005. The Company is now focused on the commercialization of stem cell-derived human beta cells for use by third parties in research and drug discovery in diabetes. Market introduction of these products for research use will not require FDA approval. Management believes there is a substantial unmet need for its beta cells since there is limited competition and strong demand for these cells especially in drug discovery programs in the development of new diabetes therapies. Both Type I and II diabetes afflicts about 190 million people globally with a rapidly increasing incidence.

     The Company's beta islet stem cells and related proprietary technology also have potential application in the development of cell therapy for Type I and some Type II diabetic patients. Recent clinical trials have shown positive benefit of transplantation of beta islets together with various immunosuppressive drugs in the treatment of Type I diabetes. However, the relatively small number of islets available for transplantation and use of immunosuppressive therapy limit this transplantation therapy. The Company's stem cell technology has potential for development of an infinite supply of transplantable beta cells that may be transplanted without use of immunosuppressive drugs and this is a longer-term goal. Such development would require greater resources than are presently available to the Company and management is seeking appropriate alliances and financing to support these objectives.

Risk Factors

     We are dependent on debt and equity financing by our Chairman to continue operations and if he were unwilling or unable to provide further funding, we would likely be forced to cease operations. Our Chairman has provided a significant portion of our funding during the past two fiscal years and into the first quarter of 2006, allowing us to continue operating. He has advanced us a total of $44,800 as loans and purchased $70,000 of our common stock during that time. A primary source of additional capital during that time has been credit card debt, on which we have drawn nearly the maximum permitted by the agreements. Some of the loans to our Chairman are now in default. Our Chairman is not obligated to advance us any more money. If our Chairman chooses not to advance any more funds, we would likely be forced to cease operations if another source of funding were not available. In that event, the price of our stock would likely decline and we may forfeit all of our assets.

     Our officers are subject to conflicts of interest in their capacity as directors since they are the only members of our Board that make decisions on compensation. There is no independent confirmation that the terms of the compensation arrangements are fair to the shareholders. Our Board of Directors has awarded significant salaries and stock options to our officers in the past year. "Independent" directors made none of those decisions, since our officers are the only individuals serving on our Board. While the Board considered its compensation to the officers within industry standards for comparable situations and provided appropriate incentives given the financial condition of the Company, the Board did not receive any independent advice as to the fairness of that compensation. Since independent directors did not make these decisions, there is no confirmation that the terms of the arrangements are fair to the shareholders. Our officers will continue to be subject to conflicts of interest in connection with decisions regarding compensation. Due to our current financial conditions, it is unlikely that we will be able to attract any independent directors for the foreseeable future.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

     In February 2006, the Chairman purchased 100,000 shares of restricted common stock of the Company. The purchase price was $0.064/share. The Company issued these shares directly, and paid no commission in connection with the issuance. The Company relied on the exemption from registration provided by
Section 4(2) of the 1933 Act, as the individual was afforded access to the type of information that would be contained in a registration statement. The individual was aware of the risks of the transaction, and the Company had a pre-existing relationship with this individual. The certificate representing the shares were issued with a legend restricting transfer of the underlying shares, and stop transfer instructions were issued to the Company's transfer agent.

Item 3. Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of January 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that our controls and procedures were effective in timely alerting to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

     Exhibits: The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32   Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

                                         Vitro Diagnostics, Inc.

                                         By: /s/ James T. Posillico
                                         --------------------------
                                             James T. Posillico, President and
                                             Chief Executive Officer

                                         By: /s/ James R. Musick
                                         -----------------------
                                             James R. Musick, Chairman of the
                                             Board of Directors, Chief Operating
                                             Officer and Principal Financial
                                             Officer