Form 10QSB
period 2006-04-30
VITRO DIAGNOSTICS INC
filed 2006-06-14
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2006

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
     The number of shares outstanding of the issuer's class of common equity as of June 14, 2006 was 11,558,055.

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.   Condensed Balance Sheet, April 30, 2006 (unaudited)                 3

          Condensed Statements of Operations for the three and six
          months ended April 30, 2006 and 2005 (unaudited)                    4

          Condensed Statements of Cash Flows for the six months
          ended April 30, 2006 and 2005 (unaudited)                           5

          Notes to the Condensed Unaudited Financial Statements               6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                           9

PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                              12
Item 3.   Controls and Procedures                                            13
Item 5.   Other Information                                                  13
Item 6.   Index to Exhibits                                                  13
Signatures                                                                   14


                                VITRO DIAGNOSTICS, INC.
                                Condensed Balance Sheet
                                      (Unaudited)
                                    April 30, 2006

Assets
Current assets:
     Inventory, at cost ................................................   $     4,245
                                                                           -----------
                                                    Total current assets         4,245

Equipment, net of accumulated depreciation of $21,787 ..................           975
Patents, net of accumulated amortization of $10,505 ....................        18,812
Deferred costs .........................................................        46,283
Other assets ...........................................................         5,193
                                                                           -----------

                                                                           $    75,508
                                                                           ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Bank overdraft ....................................................   $        82
     Current maturities on note payable (Note E) .......................         6,000
     Capital lease obligation (Note E) .................................           383
     Accounts payable ..................................................        23,194
     Due to officer (Note B) ...........................................         9,208
     Note payable to officer (Note B) ..................................        94,800
     Accrued interest payable to officer (Note B) ......................        16,518
     Accrued salaries (Note B) .........................................       558,315
     Lines of credit (Note D) ..........................................        88,766
                                                                           -----------
                                               Total current liabilities       797,266

Long-term debt (Note E):
     Note payable, less current maturities .............................        16,096
                                                                           -----------
                                                       Total liabilities       813,362
                                                                           -----------

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding ..............................          --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        10,933,055 shares issued and outstanding .......................        10,933
     Additional paid-in capital ........................................     4,561,766
     Common stock options - 3,037,629 outstanding ......................         8,003
     Accumulated deficit ...............................................    (5,318,556)
                                                                           -----------
                                             Total shareholders' deficit      (737,854)
                                                                           -----------

                                                                           $    75,508
                                                                           ===========

          See accompanying notes to condensed, unaudited financial statements



                                            VITRO DIAGNOSTICS, INC.
                                      Condensed Statements of Operations
                                                  (Unaudited)


                                                       For The Three Months Ended       For The Six Months Ended
                                                                April 30,                       April 30,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
Product sales .....................................   $        165    $     16,306    $        165    $     17,433
                                                      ------------    ------------    ------------    ------------

Operating costs and expenses:
    Research and development ......................         46,309          24,044          86,803          45,805
    Stock-based compensation (Note F):
       Common stock options .......................           --            12,500            --            12,500
    Selling, general and administrative ...........         68,120          95,463         132,641         108,056
                                                      ------------    ------------    ------------    ------------
                 Total operating costs and expenses        114,428         132,007         219,443         166,361
                                                      ------------    ------------    ------------    ------------
                               Loss from operations       (114,263)       (115,701)       (219,278)       (148,928)

Other income (expense):
    Interest income, officer loan (Note B) ........              6              19              20              38
    Interest expense ..............................         (7,160)         (4,429)        (14,108)        (10,028)
                                                      ------------    ------------    ------------    ------------
                           Loss before income taxes       (121,417)       (120,111)       (233,366)       (158,918)

Provision for income taxes (Note C) ...............           --              --              --              --
                                                      ------------    ------------    ------------    ------------

                                           Net loss   $   (121,417)   $   (120,111)   $   (233,366)   $   (158,918)
                                                      ============    ============    ============    ============

Basic and diluted net loss per common share .......   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                                      ============    ============    ============    ============
Shares used in computing basic and diluted
    net loss per common share .....................     10,933,055      10,620,555      10,709,841      10,306,269
                                                      ============    ============    ============    ============


                      See accompanying notes to condensed, unaudited financial statements


                             VITRO DIAGNOSTICS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                        For The Six Months Ended
                                                                April 30,
                                                          --------------------
                                                            2006        2005
                                                          --------    --------

Net cash used in operating activities .................   $(49,624)   $(32,793)
                                                          --------    --------

Cash flows from investing activities:
     Purchases of property and equipment ..............       --        (1,328)
     Payments for patents and deferred costs ..........     (2,086)     (1,600)
                                                          --------    --------
Net cash used in investing activities .................     (2,086)     (2,928)
                                                          --------    --------

Cash flows from financing activities:
     Proceeds from issuance of notes payable ..........     30,556       2,700
     Principal payments on notes payable ..............     (1,492)     (2,984)
     Proceeds from line of credit, net ................      4,823      10,635
     Principal payments on capital lease ..............     (2,177)     (1,818)
     Proceeds from sale of common stock ...............     20,000      20,000
                                                          --------    --------
Net cash provided by financing activities .............     51,710      28,533
                                                          --------    --------

                                     Net change in cash       --        (7,188)
Cash, beginning of period .............................       --         7,188
                                                          --------    --------
                                    Cash, end of period   $   --      $   --
                                                          ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ......................................   $  9,623    $  7,464
                                                          ========    ========
        Income taxes ..................................   $   --      $   --
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended April 30, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B: Related Party Transactions

Indebtedness to officer

In prior years, the Company's president paid expenses on behalf of the Company totaling $9,208, which remained unpaid as of April 30, 2006. The $9,208 is included in the accompanying condensed financial statements as "Due to officer".

Notes payable

An officer has loaned the Company $94,800, as follows:

    Date of                       Interest   Accrued       Date of
     Note            Principal      Rate     Interest      Maturity           Collateral       Status
     ----            ---------      ----     --------      --------           ----------       ------
August 23, 2002      $ 20,000      10.00%    $ 6,900    August 23, 2003   Lein on FSH patent   Default
May 15, 2003           10,000      10.00%      2,958     May 15, 2005            None          Default
September 2, 2003      10,000      10.00%      2,667    August 15, 2005          None          Default
October 14, 2004       10,000      10.00%      1,542        Demand               None           Open
January 14, 2005        2,200      10.00%        284        Demand               None           Open
April 29, 2005            500      10.00%         50        Demand               None           Open
May 4, 2005             2,000      10.00%        200        Demand               None           Open
August 14, 1005         5,000      10.00%        354        Demand               None           Open
September 16, 2005      2,500      10.00%        156        Demand               None           Open
October 3, 2005         3,000      10.00%        175        Demand               None           Open
October 18, 2005        3,600      10.00%        195        Demand               None           Open
November 2, 2005        3,000      10.00%        150        Demand               None           Open
November 18, 2005       8,400      10.00%        385        Demand               None           Open
December 16, 2005       4,100      10.00%        154        Demand               None           Open
December 20, 2005       1,500      10.00%         56        Demand               None           Open
January 4, 2006         7,000      10.00%        234        Demand               None           Open
January 13, 2006        2,000      10.00%         58        Demand               None           Open
                     ---------              ---------
                     $ 94,800                $ 16,518
                     =========              =========

Interest expense on the above obligations totaled $4,477 and $2,564 for the six months ended April 30, 2006 and 2005, respectively.

                                        6

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Accrued salaries

The Company accrued the salaries of its two officers through April 30, 2006 due to a lack of working capital. Each officer earned a salary of $15,000 per month. Salary expense incurred for the three months ended April 30, 2006 totaled $90,000. The officers' accrued salaries totaled $558,315 at April 30, 2006. One of the officers resigned effective May 19, 2006.

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carries a five percent interest rate and matured on May 8, 2004. The Company was holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. As of April 30, 2006, the vice president had earned adequate compensation to allocate against the entire balance due on the loan and related accrued interest.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended April 30, 2006 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D: Lines of Credit

The Company has a $12,500 line of credit of which $269 was unused at April 30, 2006. The interest rate on the credit line was 16.75% at April 30, 2006. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $81,500, of which $4,965 was unused at April 30, 2006. The interest rates on the credit cards range from 9.74% to 20.83% as of April 30, 2006.

Note E: Long-Term Debt

Note Payable

As of January 31, 2006, the Company owed its attorney $22,096 pursuant to a $30,000 promissory note. The note carries an 8 percent interest rate and is payable at the rate of $500 per month. Future maturities of the note are as follows:

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


           Period ended April 30,
           -----------------------------
                2007   ................................... $  6,000
                2008   ...................................    6,000
                2009   ...................................    6,000
                2010   ...................................    4,096
                                                         ----------
                                                           $ 22,096
                                                         ==========

Capital Lease Obligation

On May 22, 2001, the Company entered into a capital lease agreement to acquire computer and laboratory equipment. The Company is obligated to make 60 monthly payments of $388 under the lease. Future maturities of the capital lease obligation are as follows:

            Period ended October 31,
            -----------------------------
                 2006   ..................................    388

            Less: imputed interest........................     (5)
                                                          --------
            Present value of net minimum
               lease payments.............................  $ 383
                                                          ========

The president of the Company has personally guaranteed the lease obligation.

Note F: Shareholders' Deficit

Common stock sales

During February 2006, the Company sold 312,500 shares of its common stock to the president of the Company for $20,000, or $.064 per share.

Employee stock options

During February 2006, the Company granted its two officers options to purchase 400,000 shares of the Company's common stock. The options carry an exercise price of $.08 per share, which was equal to the traded market value of the common stock on the grant date. All of the options vested on the grant date. The weighted average exercise price and weighted average fair value of these options on the grant date were $.08 and $.071, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the three months ended April 30, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Risk-free interest rate......................................        4.59%
Dividend yield...............................................        0.00%
Volatility factor............................................       94.72%
Weighted average expected life...............................     10 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


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

                                                     Six Months Ended
                                                         April 30,
                                                 ------------------------
                                                     2006          2005
                                                 -----------    ---------
Net loss, as reported ........................   $  (233,367)   $(158,918)
                                                 ===========    =========

Stock-based employee compensation, as reported   $      --      $    --
                                                 ===========    =========

Stock-based employee compensation, fair value    $   (28,400)   $ (52,750)
                                                 ===========    =========

Pro forma net loss ...........................   $  (261,767)   $(211,668)
                                                 ===========    =========

Basic and diluted net loss per common
   share, as reported ........................   $     (0.02)   $   (0.02)
                                                 ===========    =========

Pro forma basic and diluted net loss
   per common share ..........................   $     (0.02)   $   (0.02)
                                                 ===========    =========


The following schedule summarizes the changes in the Company's outstanding stock options:

                                     Options Outstanding         Options Exercisable        Weighted
                                ---------------------------   -------------------------     Average
                                  Number of  Exercise Price   Number of  Exercise Price  Exercise Price
                                   Shares      Per Share       Shares      Per Share       Per Share
                                ------------ --------------   ---------  --------------  --------------
Balance at October 31, 2005.....   2,637,629  $.08 to $.81      937,629   $.08 to $.81       $ 0.23
   Options granted..............     400,000      $0.08         400,000      $0.08           $ 0.08
   Options exercised............        -         $0.00            -         $0.00           $ -
   Options expired/cancelled....        -         $0.00            -         $0.00           $ -
                                ------------                  ---------                  --------------
Balance at April 30, 2006.......  3,037,629   $.08 to $.81    1,337,629   $.08 to $.81       $ 0.21
                                ============                  =========

Note G: Subsequent Events

During May 2006, the Company sold 625,000 shares of its common stock to the president of the Company for $20,000, or $.032 per share. The number of common shares issued and outstanding following the stock sale totaled 11,558,055.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at April 30, 2006 and the results of operations for the three and six-month periods ending April 30, 2006 and 2005. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At April 30, 2006, the Company had a working capital deficit of $793,021, consisting of current assets of $4,245 and current liabilities of $797,266. This represents a decrease in working capital of $207,619 from fiscal year end October 31, 2005. The decrease in working capital is due to increased liabilities, predominantly accrued salaries and expenses incurred to support operations. The Company's President and CEO resigned from the Company subsequent to April 30, 2006 and his employment contract was terminated effective April 28, 2006. This will decrease the salary obligation of the Company in subsequent periods and thus, diminish the future decrease in working capital due to contractual liabilities. Following the resignation of Dr. Posillico as President and CEO, the Board of Directors of the Company's appointed Dr. Musick as its President and CEO.

     Current assets decreased by $328 and current liabilities increased by $100,122 during the quarter ended April 30, 2006. The increase in current liabilities was primarily related to accrued salaries. The Company continues to operate with limited cash obtained through debt and equity financing. The Company reported a $737,854 deficit in shareholders' equity at April 30, 2006, which is a $211,332 increase in the deficit reported at October 31, 2005.

     During the six months ended April 30, 2006, the Company's financing activities provided cash to support our operating activities. During that time, the Company's operations used $49,624 compared to the use of $32,793 cash by operations during the six months ended April 30, 2005. The increase in cash usage was primarily due to additional expenses for filing patent applications seeking domestic and international protection for the Company's proprietary stem cell technology and the expense of hiring an investment banking firm. The use of cash reflects minimum cash requirements of about $8,300/month for operations while the cash raised from financing activities was primarily from loans or purchase of common stock of the Company by its Chairman, President and CEO. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

     The Company has $12,715 in available debt and cash at the present time and based on present expenditure levels and assuming no additional equity funding or product revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately August 30, 2006.

     The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2005. A current focus is expansion of the VITROCELL(TM) product line through addition of new products for use in diabetes research and drug discovery. The Company had previously developed 29 different adult human stem cell lines derived from pancreatic tissues and methods to induce differentiation of functional beta cells from its stem cell lines. Ongoing research that began during fiscal year 2005 is focused on commercial production of beta islet cells derived from select stem cell lines, related products and derivatives. The results of operations during the quarter are described in greater detail below. This proprietary technology and products derived there from also has potential application in the treatment of diabetes, which is a longer-term goal of the Company. We are pursuing other alternatives to increase capital resources including out-licensing of the Company's patented technology and collaborative agreements with third parties. The Company is presently pursuing an opportunity to expand its stem cell technology and establish a significant strategic alliance in the pursuit of the commercial application of stem cell technology to the treatment of diabetes The Company may consider other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Results of Operations

     During the three months ended April 30, 2006, the Company realized a net loss of $121,417 or $0.01 per share on $165 of revenue. The net loss was $1,306 more than the net loss for the second quarter ended April 30, 2005 and consists of $90,000 in non-cash expenses. The Company had two full-time employees during the quarter both of whose salaries were accrued. Total operating expenses were $17,579 less in the second quarter 2006 than the comparable period in 2005. Research and development expenses increased by $22,265, selling, general and administrative expenses decreased by $27,343 and stock-based compensation decreased by $12,500.

     During the six months ended April 30, 2006, the Company realized a net loss of $233,366 or $0.02 per share on $165 in revenue. The net loss was an increase of $74,448 from the loss for the six-months ended April 30, 2005. The increase in net loss is due to increased salaries and decreased revenue. The total operating expenses increased by $53,082 including a $24,585 increase in selling, general and administrative expenses, and $40,998 in increased R&D expenses while stock-based compensation decreased $12,500.

     Research and development expenses were $86,803 for the first six months of fiscal year 2006, which represents an increase of $40,998 compared to R&D expenses during the same period in 2005. Current R&D activities are focused on the development of additional products to add to the VITROCELL(TM) product line. These planned product extensions are viewed by management as important to further establishment of sustained revenue generation. The VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its proprietary cell immortalization and stem cell technology. A more detailed discussion of the VITROCELL(TM) product line is contained in the Company's Form 10-KSB for fiscal year 2005. The Company is now focused on the commercialization of stem cell-derived human beta cells for use in research and drug discovery related to diabetes. Market introduction of these products for research use will not require FDA approval. Management believes there is a substantial unmet need for its beta cells since there is limited competition and strong demand for these cells especially in drug discovery programs directed towards development of new diabetes therapies. Diabetes afflicts about 190 million people globally with a rapidly increasing incidence.

     The Company's beta islet stem cells and related proprietary technology also have potential application in the development of cell therapy for diabetic patients. Recent clinical trials have shown positive benefit of transplantation of beta islets together with various immunosuppressive drugs in the treatment of Type I diabetes. However, the relatively small number of islets available for transplantation and use of immunosuppressive therapy limit this therapy. The Company's stem cell technology has potential for development of an infinite supply of transplantable beta cells that may be transplanted without use of immunosuppressive drugs. Development of such products is a longer-term goal of the Company that would require appropriate alliances and financing that is presently not available to the Company.



                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

     In February 2006, the Chairman of the Company purchased 325,000 shares of restricted common stock of the Company. The purchase price was $0.064 per share. The Company issued these shares directly, and paid no commission in connection with the issuance. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as the individual was afforded access to the type of information that would be contained in a registration statement. The individual was aware of the risks of the transaction, and the Company had a pre-existing relationship with this individual. The certificate representing the shares were issued with a legend restricting transfer of the underlying shares, and stop transfer instructions were issued to the Company's transfer agent.

Item 3. Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of April 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that our controls and procedures were effective in timely alerting to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Item 6. Exhibits.

     Exhibits: The following exhibits are filed with this report:

               31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

               31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

               32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2006.

                                         Vitro Diagnostics, Inc.


                                         By:  /s/ James R. Musick
                                              -------------------
                                              James R. Musick, President, Chief
                                              Executive Officer, Chairman of the
                                              Board of Directors, and Principal
                                              Financial Officer