Form 10QSB
period 2006-07-31
VITRO DIAGNOSTICS INC
filed 2006-09-14
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2006

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OR 1934.


Commission file number: 0-17378

                             VITRO DIAGNOSTICS, INC.
                             -----------------------
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
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's class of common equity as of September 12, 2006 was 11,915,198.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Condensed Balance Sheet, July 31, 2006 (unaudited)                 3

         Condensed Statements of Operations for the three and nine
         months ended July 31, 2006 and 2005 (unaudited)                    4

         Condensed Statements of Cash Flows for the nine months
         ended July 31, 2006 and 2005 (unaudited)                           5

         Notes to the Condensed Unaudited Financial Statements              6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                          9

Item 3.  Controls and Procedures                                            12

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities                            13

Item 5.  Other Information                                                  13

Item 6.  Index to Exhibits                                                  13

Signature                                                                   14


                              VITRO DIAGNOSTICS, INC.
                              Condensed Balance Sheet
                                    (Unaudited)
                                   July 31, 2006

Assets
------
Current assets:
     Inventory, at cost .............................................   $     4,245
                                                                        -----------
                                                 Total current assets         4,245

Equipment, net of accumulated depreciation of $21,948 ...............           814
Patents, net of accumulated amortization of $11,238 .................        18,079
Deferred costs ......................................................        46,371
Other assets ........................................................         5,193
                                                                        -----------

                                                                        $    74,702
                                                                        ===========

Liabilities and Shareholders' Deficit
-------------------------------------
Current liabilities:
     Bank overdraft .................................................   $       194
     Current maturities on note payable (Note E) ....................         6,000
     Accounts payable ...............................................        23,817
     Due to officer (Note B) ........................................         9,208
     Note payable to officer (Note B) ...............................        94,800
     Accrued interest payable to officer (Note B) ...................        18,888
     Accrued salaries (Note B) ......................................       603,315
     Lines of credit (Note D) .......................................        90,476
                                                                        -----------
                                            Total current liabilities       846,698

Long-term debt (Note E):
     Note payable, less current maturities ..........................        19,388
                                                                        -----------
                                                    Total liabilities       866,086
                                                                        -----------

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding ...........................          --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        11,558,055 shares issued and outstanding ....................        11,558
     Additional paid-in capital .....................................     4,589,144
     Accumulated deficit ............................................    (5,392,086)
                                                                        -----------
                                          Total shareholders' deficit      (791,384)
                                                                        -----------

                                                                        $    74,702
                                                                        ===========

        See accompanying notes to condensed, unaudited financial statements


                                            VITRO DIAGNOSTICS, INC.
                                      Condensed Statements of Operations
                                                  (Unaudited)


                                                       For The Three Months Ended      For The Nine Months Ended
                                                                July 31,                        July 31,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
Product sales .....................................   $       --      $        540    $        165    $     17,973
                                                      ------------    ------------    ------------    ------------

Operating costs and expenses:
    Research and development ......................         31,554          37,477         118,357          83,282
    Stock-based compensation (Note F):
       Consulting services ........................           --            40,000            --           100,000
       Common stock options .......................           --              --              --            12,500
    Selling, general and administrative ...........         34,958          61,569         167,599         109,625
                                                      ------------    ------------    ------------    ------------
                 Total operating costs and expenses         66,512         139,046         285,956         305,407
                                                      ------------    ------------    ------------    ------------
                               Loss from operations        (66,512)       (138,506)       (285,791)       (287,434)

Other income (expense):
    Interest income, officer loan (Note B) ........           --                17              20              55
    Interest expense ..............................         (7,018)         (6,239)        (21,126)        (16,267)
                                                      ------------    ------------    ------------    ------------
                           Loss before income taxes        (73,530)       (144,728)       (306,897)       (303,646)

Provision for income taxes (Note C) ...............           --              --              --              --
                                                      ------------    ------------    ------------    ------------

                                           Net loss   $    (73,530)   $   (144,728)   $   (306,897)   $   (303,646)
                                                      ============    ============    ============    ============

Basic and diluted net loss per common share .......   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.03)
                                                      ============    ============    ============    ============
Shares used in computing basic and diluted
    net loss per common share .....................     11,558,055      10,620,555      10,849,722      10,620,555
                                                      ============    ============    ============    ============



                      See accompanying notes to condensed, unaudited financial statements


                             VITRO DIAGNOSTICS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                       For The Nine Months Ended
                                                                July 31,
                                                       -------------------------
                                                           2006        2005
                                                         --------    --------

Net cash used in operating activities ................   $(74,155)   $(34,720)
                                                         --------    --------

Cash flows from investing activities:
     Purchases of property and equipment .............       --        (1,328)
     Payments for patents and deferred costs .........     (2,174)     (1,600)
                                                         --------    --------
Net cash used in investing activities ................     (2,174)     (2,928)
                                                         --------    --------

Cash flows from financing activities:
     Proceeds from issuance of notes payable .........     36,348       4,700
     Principal payments on notes payable .............     (3,992)     (4,472)
     Proceeds from line of credit, net ...............      6,533      14,288
     Principal payments on capital lease .............     (2,560)     (2,791)
     Proceeds from sale of common stock ..............     40,000      20,000
                                                         --------    --------
Net cash provided by financing activities ............     76,329      31,725
                                                         --------    --------

                                    Net change in cash       --        (5,923)
Cash, beginning of period ............................       --         7,188
                                                         --------    --------
                                   Cash, end of period   $   --      $  1,265
                                                         ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest .....................................   $ 14,277    $ 11,016
                                                         ========    ========
        Income taxes .................................   $   --      $   --
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended July 31, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note B: Related Party Transactions

Indebtedness to officer

In prior years, the Company's president paid expenses on behalf of the Company totaling $9,208, which remained unpaid as of July 31, 2006. The $9,208 is included in the accompanying condensed financial statements as "Due to officer".

Notes payable

An officer has loaned the Company $94,800, as follows:

     Date of                       Interest   Accrued       Date of
      Note           Principal       Rate    Interest       Maturity           Collateral       Status
      ----           ---------       ----    --------       --------           ----------       ------
August 23, 2002       $ 20,000      10.00%    $ 7,400    August 23, 2003   Lien on FSH patent   Default
May 15, 2003            10,000      10.00%      3,208     May 15, 2005            None          Default
September 2, 2003       10,000      10.00%      2,917    August 15, 2005          None          Default
October 14, 2004        10,000      10.00%      1,792        Demand               None           Open
January 14, 2005         2,200      10.00%        339        Demand               None           Open
April 29, 2005             500      10.00%         63        Demand               None           Open
May 4, 2005              2,000      10.00%        250        Demand               None           Open
August 14, 1005          5,000      10.00%        479        Demand               None           Open
September 16, 2005       2,500      10.00%        219        Demand               None           Open
October 3, 2005          3,000      10.00%        250        Demand               None           Open
October 18, 2005         3,600      10.00%        285        Demand               None           Open
November 2, 2005         3,000      10.00%        225        Demand               None           Open
November 18, 2005        8,400      10.00%        595        Demand               None           Open
December 16, 2005        4,100      10.00%        256        Demand               None           Open
December 20, 2005        1,500      10.00%         94        Demand               None           Open
January 4, 2006          7,000      10.00%        408        Demand               None           Open
January 13, 2006         2,000      10.00%        108        Demand               None           Open
                     ----------             ----------
                      $ 94,800               $ 18,888
                     ==========             ==========

Interest expense on the above obligations totaled $6,847 and $3,932 for the nine months ended July 31, 2006 and 2005, respectively.

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Accrued salaries

The Company accrues the salaries of its officer due to a lack of working capital. The officer earned a salary of $15,000 per month. The Company's president/CEO resigned effective May 19, 2006, leaving Mr. James R. Musick as the Company's sole officer. As a result, only Mr. Musick's salary was accrued during the quarter ended July 31, 2006. Salary expense incurred for the three months ended July 31, 2006 totaled $45,000. The officers' accrued salaries totaled $603,315 at July 31, 2006.

Officer loan

During May 2002, the Company's Board of Directors approved a $14,000 loan to the vice president of the Company. The loan was used to exercise options to purchase 200,000 shares of the Company's common stock. The loan carried a five percent interest rate and matured on May 8, 2004. The Company was holding stock certificates in the name of the officer, totaling 116,700 shares of common stock, as collateral for the loan. As of July 31, 2006, the vice president had earned adequate compensation to allocate against the entire balance due on the loan and related accrued interest.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended July 31, 2006 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D: Lines of Credit

The Company has a $12,500 line of credit of which $852 was unused at July 31, 2006. The interest rate on the credit line was 17.25% at July 31, 2006. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $81,500, of which $2,672 was unused at July 31, 2006. The interest rates on the credit cards range from 9.74% to 20.83% as of July 31, 2006.

Note E: Long-Term Debt

Note Payable

As of July 31, 2006, the Company owed its attorney $25,388 pursuant to a $30,000 promissory note. The note carries an 8 percent interest rate and is payable at the rate of $500 per month. Future maturities of the note are as follows:

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


                   Period ended April 30,
                   -----------------------
                        2007...................   $ 6,000
                        2008...................     6,000
                        2009...................     6,000
                        2010...................     6,000
                        2011...................     1,388
                                                  -------
                                                  $25,388
                                                  =======


Note F: Shareholders' Deficit

Common stock sales

During February 2006, the Company sold 312,500 shares of its common stock to an officer of the Company for $20,000, or $.064 per share.

During May 2006, the Company sold 625,000 shares of its common stock to an officer of the Company for $20,000, or $.032 per share.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the quarter ended April 30, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      Risk-free interest rate..................................      4.59%
      Dividend yield...........................................      0.00%
      Volatility factor........................................     94.72%
      Weighted average expected life...........................   10 years


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

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


                                                           Nine Months Ended
                                                                July 31,
                                                        -----------------------
                                                           2006          2005
                                                        ---------     ---------
Net loss, as reported ..............................    $(306,897)    $(303,646)
                                                        =========     =========

Stock-based employee compensation, as reported .....    $    --       $    --
                                                        =========     =========

Stock-based employee compensation, fair value ......    $ (28,400)    $ (52,750)
                                                        =========     =========

Pro forma net loss .................................    $(335,297)    $(356,396)
                                                        =========     =========

Basic and diluted net loss per common
   share, as reported ..............................    $   (0.03)    $   (0.03)
                                                        =========     =========

Pro forma basic and diluted net loss
   per common share ................................    $   (0.03)    $   (0.03)
                                                        =========     =========


The following schedule summarizes the changes in the Company's outstanding stock options:

                                     Options Outstanding           Options Exercisable         Weighted
                                ----------------------------   --------------------------      Average
                                  Number of   Exercise Price   Number of   Exercise Price   Exercise Price
                                   Shares       Per Share       Shares       Per Share        Per Share
                                   ------       ---------       ------       ---------        ---------
Balance at October 31, 2005..... 2,537,629     $.08 to $.81      937,629    $.08 to $.81        $ 0.23
   Options granted..............   400,000        $0.08          400,000       $0.08            $ 0.08
   Options exercised............      -           $0.00                -       $0.00            $  -
   Options expired/cancelled....  (100,000)       $0.56         (100,000)      $0.56            $ 0.56
                                ----------                    ----------                      ---------
Balance at July 31, 2006........ 2,837,629     $.08 to $.81    1,237,629    $.08 to $.81        $ 0.16
                                ==========                    ==========


Note G: Subsequent Events

During August 2006, the Company sold 357,143 shares of its common stock to an officer of the Company for $20,000, or $.056 per share. The number of share of common stock issued and outstanding following the stock sale totaled 11,915,198.

Under the terms of the employment agreement with the Company's former president/CEO, the former officer's common stock options were to expire 90 days following a resignation. On May 19, 2006, the effective date of the president/CEO's resignation, the former officer held options to purchase 2,031,765 shares of the Company's common stock. All of these options expired on August 19, 2006. The number of common stock options outstanding following the above expirations totaled 805,864.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at July 31, 2006 and the results of operations for the three and nine month periods ending July 31, 2006 and 2005. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 under the caption, "Risk Factors" and other filings with the SEC. Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At July 31, 2006, the Company had a working capital deficit of $842,453, consisting of current assets of $4,245 and current liabilities of $846,698. This represents a decrease in working capital of $257,051 from fiscal year end October 31, 2005. The decrease in working capital is due to increased liabilities, predominantly accrued salaries and expenses incurred to support operations.

     Current assets remained the same and current liabilities increased by $49,432 during the quarter ended July 31, 2006. The increase in current liabilities was primarily related to accrued salaries. The Company continues to operate with limited cash obtained through debt and equity financing. The Company reported a $791,384 deficit in shareholders' equity at July 31, 2006, which is a $264,862 increase in the deficit reported at October 31, 2005.

     During the nine months ended July 31, 2006, the Company's financing activities provided cash to support our operating activities. During that time, the Company's operations used $74,155 compared to the use of $34,720 cash by operations during the nine months ended July 31, 2005. The increase in cash usage was due to additional expenses and increased outlays for research and development. The use of cash reflects minimum cash requirements of about $8,300/month for operations while the cash raised from financing activities was primarily from loans or purchase of common stock of the Company by its Chairman, President and CEO. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

     The Company has $13,799 in available debt and cash at the present time and based on present expenditure levels and assuming no additional equity funding or product revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately October 31, 2006.

     The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2005. A current focus is expansion of the VITROCELL(TM) product line through addition of new products for use in diabetes research and drug discovery. The Company had previously developed 29 different adult human stem cell lines derived from pancreatic tissues and methods to induce differentiation of functional beta cells from its stem cell lines. Ongoing research that began during fiscal year 2005 is focused on commercial production of beta islet cells derived from select stem cell lines, related products and derivatives. The results of operations during the quarter are described in greater detail below. This proprietary technology and products derived therefrom also has potential application in the treatment of diabetes, which is a longer-term goal of the Company. We are pursuing other alternatives to increase capital resources including out-licensing or sale of the Company's patented technology and collaborative agreements with third parties. The Company continues to pursue an opportunity to expand its stem cell technology and establish a significant strategic alliance in the pursuit of the commercial application of stem cell technology to the treatment of diabetes. If the Company succeeds in achieving certain technical objectives, management believes there would be outside capital available to support its stem cell research. The Company may consider other alternatives to increase its capital resources such as private placement of its equities, merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Results of Operations

     During the three months ended July 31, 2006, the Company realized a net loss of $73,530 or $0.01 per share on no revenue. The net loss was $71,198 less than the net loss for the third quarter ended July 31, 2005 and consists of $45,000 in non-cash expenses. The Company had one full-time employee during the quarter whose salary was accrued representing the non-cash expense. Total operating expenses in the third quarter 2006 were $72,534 less than the comparable period in 2005. Research and development expenses decreased by $5,923, selling, general and administrative expenses decreased by $26,611 and stock-based compensation decreased by $40,000.

     During the nine months ended July 31, 2006, the Company realized a net loss of $306,897 or $0.03 per share on $165 in revenue. The net loss was an increase of $3,251 from the loss for the nine-months ended July 31, 2005. The increase in net loss is due to decreased revenue. The total operating expenses decreased by $19,451 including a $57,974 increase in selling, general and administrative expenses, and $35,075 in increased R&D expenses while stock-based compensation decreased $112,500. Sales of VITROCELL products are slower than expected due in part to limited product awareness by the target market. The Company has chosen to focus its currently limited resources on the development of new products that appear to fulfill an unmet market need and hopes to engage in an expanded marketing program following launch of the new products.

     Research and development expenses were $118,357 for the first nine months of fiscal year 2006, which represents an increase of $35,075 compared to R&D expenses during the same period in 2005. Current R&D activities are focused on the development of additional products to add to the VITROCELL(TM) product line. These planned product extensions are viewed by management as important to establishment of sustained revenue generation. The VITROCELL(TM) product line consists of human cell lines and related products that were derived through prior R&D activities by the Company based upon its proprietary cell immortalization and stem cell technology. A more detailed discussion of the VITROCELL(TM) product line is contained in the Company's Form 10-KSB for fiscal year 2005. The Company is now focused on the commercialization of stem cell-derived human beta cells for use in research and drug discovery related to diabetes. Market introduction of these products for research use will not require FDA approval. Management believes there is a substantial unmet need for its beta cells since there is limited competition and strong demand for these cells especially in drug discovery programs directed towards development of new diabetes therapies. Diabetes afflicts about 190 million people globally with a rapidly increasing incidence.

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

ITEM 3. Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of July 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that our controls and procedures were effective in timely alerting to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

     (b) No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

     In August 2006, the Chairman of the Company purchased 357,143 shares of common stock of the Company that were not registered under the Securities Act of 1933, as amended. The purchase price was $0.056 per share. The Company issued these shares directly, and paid no commission in connection with the issuance. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as the individual was afforded access to the type of information that would be contained in a registration statement. The individual was aware of the risks of the transaction, and the Company had a pre-existing relationship with this individual. The certificate representing the shares was issued with a legend restricting transfer of the underlying shares, and stop transfer instructions were issued to the Company's transfer agent.


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

Item 6. Exhibits.

     Exhibits: The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2006.

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