Form 10KSB
period 2006-10-31
VITRO DIAGNOSTICS INC
filed 2007-02-12
CIK 793171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 31, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-17378

VITRO DIAGNOSTICS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1012042
(State or other jurisdiction of	(I.R.S. Identification No.)
incorporation or organization)

12635 E. Montview Blvd., Aurora, Colorado	80045
(Address of principal executive offices)	(Zip Code)

(720) 859-4120
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

State issuer’s revenue for its most recent fiscal year: $1640.

The aggregate market value of the 6,259,518 shares of voting stock held by non-affiliates of the Company at January 26, 2007, calculated by taking the last sales price of the Company’s common stock of $.08 on January 26, 2007, was $500,761.

The number of shares outstanding of the issuer's common equity as of January 26, 2007 was 12,450,912.

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format: [   ] Yes [ X ]No

This report consists of 49 pages, including one page constituting the cover page.

Additional Information

Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission. (See “Item 13. Exhibits.")

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

Narrative Description of Business

Our current strategy is to establish key alliances to provide capital to support our stem cell research. We presently develop, manufacture and market products for use in research and related applications that do not require approval of the United States Food and Drug Administration (“FDA”) prior to market introduction. Our existing products include the VITROCELL™ Product Line consisting of select human cell lines and related products. We have recently begun sales of our VITROCELL™ products and hope to expand these sales. We have also developed products and product candidates for treatment of infertility.

The predominant focus of operations during 2006 was the extension of prior research involving the establishment and characterization of stem cell lines with applications in diabetes research and the development of novel cell therapies for diabetes. The Company developed and owns 29 adult human pancreatic stem cell lines that are distinct from the limited number of embryonic stem cell lines that are presently approved for federally funded research. These cell lines have perceived commercial application to diabetes research and therapy. Our current goals are to expand the present product offering to research markets, and develop stem cell-derived products with application to diabetes drug discovery. Eventually, the Company’s stem cell technology may lead to new therapeutic products to treat animal and human diabetes.

Stem Cell Technology and Related Products.

Based upon a desire to produce an infinite supply of human cells for various medical applications, the Company had previously developed technology for the immortalization of cells based upon genetic engineering. More recently, the Company has shifted its technology development to the discovery, characterization and development of methods to maintain indefinite proliferation and to induce differentiation of stem cells.

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

The Company’s research efforts have focused on the generation, characterization and differentiation of stem cells that give rise to human beta islets, which are structures of the pancreas gland responsible for the production and secretion of insulin and glucagon that in turn regulate carbohydrate metabolism. The Company developed a novel method for the generation of adult stem cells and using this method, generated 29 adult human beta islet stem cell lines that are now owned by the Company. The Company also developed new methods to induce differentiation of functional beta cells from these stem cells that contain and release insulin in response to elevated glucose levels. Glucose-regulated insulin secretion is a critical function of beta cells which is lost in type I diabetics due to autoimmune reaction against beta cells. Management believes that the discovery of novel methods for differentiation of functional beta cells enhances the potential use of its stem cell lines for cell therapy of diabetes.

Type I diabetes may be successfully treated by transplantation of beta islet cells. However, there is an insufficient supply of transplantable materials to treat the number of afflicted patients and discovery of viable methods to increase the number of available beta islets for transplantation is a major goal of diabetes research. The Company’s stem cell lines and associated differentiation methods represent a potential indefinite supply of human beta cells for use in transplantation into diabetic patients.

During 2006, the Company expanded its beta islet stem cell research in an effort to establish an alliance with a third party. An alliance with a strategic partner with adequate capital is viewed by management as critical to its stem cell research. The Company’s technology for stem cell line generation was successfully extended to other sources of human cells resulting in generation of new adult human pancreatic stem cell lines and associated intellectual property (see below). Current objectives are to further demonstrate the commercial potential of these new stem cell lines in treatment of diabetes through achievement of various technical milestones. Management believes that such achievements may lead to financial support for its stem cell research and the establishment of a significant strategic alliance for the Company. Furthermore, the technical developments achieved through this research enhance the ability of the Company to commercialize its previously developed adult human pancreatic stem cell lines for research and possible therapeutic applications. During the two fiscal years ended October 31, 2006 and 2005, the Company spent $173,037 and $132,134, respectively, for research and development.

We presently sell our VITROCELL™ products to the medical research industry. These include various human cell lines of pituitary and pancreatic origin and a growth medium, called VitroPlus II. Laboratories use cell lines for various experimental purposes including the testing and discovery of new drugs and this requires growth of cells by a process called cell culture. VitroPlus II is a proprietary formulation that has been optimized by the Company for growth of its human pancreatic cell lines. It may also have broader application in the growth and maintenance of other stem cell lines. The Company also provides technical support to our customers enabling them to rapidly incorporate our products into their ongoing research. During fiscal year 2006, the Company’s sales generated $1,640 of revenue.

The markets presently being pursued are select non-therapeutic applications in basic and pharmaceutical research. VITROCELL™ products have various research applications. Many researchers use in-vitro animal cell lines as model systems for biological research. Alternatively, cultured human cell lines including those manufactured by the Company may be used to extend research that was initially performed on animal cells. The VITROCELL™ lines have utility in studies of basic molecular and cellular biology, drug discovery, toxicology and studies of the mechanisms involved in pancreatic and pituitary cancer.

Fertility Drugs. The Company’s previous operations of manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes. An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 35 years. The worldwide market for FSH and related products is approximately $1.3 billion per year. Since the sale of the diagnostic operation in 2000, management has continued efforts to develop these discoveries into commercially valuable assets. However, in the recent past, the Company has utilized its limited resources for its stem cell research and manufacturing of the VITROCELL™ product line in an effort to establish a strategic alliance to provide financial support of its research and revenue from product sales in the near term. There was no new development of the Company’s technology related to fertility drugs in 2006.

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

Marketing and Distribution

The Company has sold its products directly and through distributors. The Company has a non-exclusive contract for distribution of select VITROCELL™ products through Chemicon International, Inc. The Company also has an informal distribution agreement with Fisher Scientific for its products. The Company also sells its products directly and may establish distribution agreements with other third parties in the future.

Patents and Other Intellectual Property Protection

The Company has applied for and has obtained or is in the process of obtaining patents and other protection for its intellectual property in order to protect its investments. The USPTO issued the Company’s first patent on November 23, 1999 (US Patent No. 5,990,288). This invention was entitled “Methods for Purifying FSH” and details methods to manufacture highly purified FSH from various sources. Management believes this invention represents a significant advance in the methods previously used to purify FSH and to produce therapeutic FSH. The Company abandoned two patents related to FSH purification during 2006. The first was a US continuation of US Patent No. 5,990,288 and not deemed by management to provide necessary protection beyond that afforded by the parent application given the lack of commercialization of this technology. A New Zealand patent covering the Company’s FSH purification technology was also abandoned since any manufacturing based on this technology is unlikely to occur in New Zealand.

The Company was granted another patent by the USPTO in 2002 entitled, “Immortalized Cell Lines and Methods of Making the Same.” This patent provides protection to the Company’s technology related to immortalization of pituitary cells by genetic engineering. This technology has potential application to the commercial production of FSH and other human pituitary hormones through immortalization of the cells of the pituitary gland that normally produce these hormones. The Company maintains this patent through payment of required maintenance fees. Certain pending patent applications seeking expanded protection of the cell immortalization technology were abandoned by the Company during 2006 in light of its pending patent applications regarding stem cell technology (See: Notes to the Financial Statements, “Note A, Impairment and Disposal of Long-Lived Assets”)

The Company now has a pending patent application concerning its stem cell technology entitled, “Generation and Differentiation of Adult Stem Cell Lines” that was filed with both the USPTO and the PCT in 2005, potentially allowing issued patents in the United States and several foreign countries. Research and cell lines generated during 2006 constitute additional intellectual property potentially extending protection of the parent application through the filing of additional patent applications. Management views its patent-pending stem cell technology as an advanced method of generating immortalized cells without requiring genetic engineering and thus chose to abandon pending applications related to its cell immortalization technology, as described above. The Company’s technology related to the production of cell culture media is protected as trade secret. There can be no assurance that the Company will succeed in obtaining any such patent protection or that these patents would withstand legal challenges.

The Company has established trademark claims to its products VITROPIN™, VITROJECT™, and VITROPIN-V™ informally by publication. These trademarks are thus common law marks that may be challenged through similar, established and registered marks that existed prior to initial publication by the Company but no such challenge has occurred since original publication of these marks in 2000. The Company also has the following trademarks registered in the State of Colorado: “Vitro Biopharma”, “VITROCELL” and “Harnessing the Power of Cells”; these registrations expire on 7/2/2012, 11/25/2013 and 11/25/2013 respectively. The Company also launched a new logo during 2005 incorporating a graphic design together with “Vitro Biopharma” that has not yet been registered but is also a common law mark. The Company may elect to extend protection for some or all of these marks through registration with the United States Patent and Trademark Office in the future. However, we do not believe the absence of USPTO trademark registration will adversely affect our business.

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

Employees

The Company presently has one full time employee, James Musick, the Company’s President, CEO, Chairman, and CFO. Dr. Musick provides primary support of technical operations including R&D and production of the VITROCELL™ product line and all administrative functions of the Company. Erik Van Horn, the Company’s Vice President, provides the Company with periodic consultation related to the achievement of its business objectives.

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

ITEM 3.    LEGAL PROCEEDINGS

The Company is presently engaged in a dispute with the Department of Health and Human Services of the United States federal government concerning repayment of $48,518.11 plus accrued interest related to a research grant award received by the Company in 2000 from the National Institutes of Health. The government claims that the Company did not properly report the disbursement of the $100,000 awarded to the Company, while the Company claims it did file reports that comply with federal statutes applicable to the required financial reports. The Company is currently appealing the enforcement action taken by the government. In the event that the Company does not prevail, this may have adverse effects since the Company does not have resources to repay the government.

There are currently no other legal matters or other regulatory proceedings pending or, to the knowledge of our management, threatened that involve the Company or its property or any of the principal shareholders, officers or directors in their capacities as such.

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

Fiscal Quarter Ended	High	Low

2006
January 31	$ 0.18	$ 0.08
April 28	0.12	0.03
July 31	0.10	0.02
October 31	0.10	0.07

2005
January 31	$ 0.15	$ 0.07
April 29	0.48	0.13
July 29	0.20	0.07
October 31	0.15	0.11

The Company’s securities are presently classified as “Penny Stocks” as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

As of January 26, 2007, the Company had approximately 1,945 shareholders of record, not including persons who hold their shares in “street name”.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the financial condition of the Company at fiscal year end October 31, 2006, and compares that to its financial condition at year-end 2005. It also analyzes our results of operation for the year ended October 31, 2006 and compares those results to the year ended October 31, 2005. This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report. The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

The Company’s recent operations and development of its business plan have been limited due to lack of sufficient capital resources. While the Company did receive funding through the sale of its diagnostic operating unit in 2000, these funds were essentially depleted in mid-2002. Since then, the Company’s president, CEO, and Chairman has provided or guaranteed debt and equity financing through which the Company was able to maintain a curtailed operation focused primarily on the development and commercialization of its stem cell technology. During 2006, the Chairman also provided continued financial support of the Company’s limited operation. However, additional expansion and implementation of the Company’s business plan require considerable more capital resources than are presently available to the Company.

Management of the Company has been engaged in locating additional sources of outside funding for the Company. A primary focus during 2006 was securing a strategic alliance for further research and development of stem cell technology for potential use in treatment of diabetes through cellular therapy as described elsewhere in this report (See: Item 1, Narrative Description of Business). Management believes that achievement of certain technical milestones will result in research funding support and provide the Company with a strategic alliance suitable to commercialization of its stem cell technology for therapeutic applications. Alternatively, and/or contemporaneously, management plans to seek suitable merger candidates in an effort to provide enhanced revenue, capitalization and business opportunities necessary to enhance shareholder value.

Liquidity and Capital Resources

October 31, 2006

The Company continues to experience a shortage of working capital and liquidity and reported a negative net worth at October 31, 2006. At fiscal year end October 31, 2006, the Company had a working capital deficit of $1,016,109, representing a decrease of $430,707 from fiscal year end October 31, 2005. Current assets increased $1,126 from year-end 2005 to 2006 while total assets decreased $35,969 during that time, the former from increased cash and accounts receivable while the latter was predominantly due to the write-off of deferred costs related to the Company’s cell immortalization patents (See also: Note A, “Impairment and Disposal of Long-lived Assets” in the Notes to the Financial Statements). Current liabilities increased $431,833 from year-end 2005 to 2006 while total liabilities increased $438,189, each predominantly from accrued salaries, a contingent obligation related to prior receipt of grant funding, accrued interest and increased lines of credit. This working capital has been further reduced subsequent to year-end.

The Company remains dependent on receipt of additional cash to implement its business plan and generate revenue in the future. The report of the independent accountant that audited the Company’s financial statements for the year ended October 31, 2006 includes a qualification that the Company may not continue as a going concern. In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors. See Note A in the Notes to the Financial Statements, attached to this report for a more complete description of this contingency.

During the third fiscal quarter of 2006, the Company’s President and CEO resigned and the Chairman and COO became President and CEO while retaining his position as Chairman of the Board and CFO. The Company has an employment contract with its senior management whose current salary is being accrued (See Note B: “Related Party Transactions”, in the Notes to the Financial Statements contained herein).

During the fiscal year ended October 31, 2006, the Company’s financing activities provided cash to support operations. During that time, the Company’s operations used $93,688, compared to $52,150 used during the twelve months ended October 31, 2005. The increase in cash usage was predominantly due to additional expenses and increased outlays for research and development. The use of cash during fiscal year 2006 reflects minimum cash requirements of about $7800 per month for operations while the cash raised from financing activities was primarily from purchase of common stock of the Company by its Chairman, President and CEO. Curtailing operations, deferral of employee salaries and reduction of operating expenses to fund only essential needs has minimized operating expenses. The Company anticipates needing approximately equivalent capital to fund operations at the present levels during fiscal 2007, together with funds to service its debt. Expansion of operations beyond current levels would require additional capital.

The Company had lines of credit totaling $91,419 with $5,081 in available credit at fiscal year end 2006. Credit balances and available credit are approximately the same at January 31, 2007. The Chairman personally guarantees all Company debt. The Company did receive an additional $30,000 in equity funding from its Chairman subsequent to the end of fiscal year 2006. Given the current financial conditions, management believes that there is sufficient capital to maintain operations through approximately the end of March 2007. After that, and failing receipt of additional capital, the Company will be forced to suspend operations.

The Company continues to seek funding to maintain and expand its operations. A primary focus at the present time is the establishment of a strategic alliance to provide funding for the Company’s stem cell research and continued expansion of the VITROCELL™ product line as described elsewhere in this report (See Item I, Business Narrative). These developments, together with the Company’s technology, products and product candidates related to treatment of infertility, provide potential revenue generation through a pipeline of products.

Management has also reduced current spending levels by reducing administrative expenses and other operational expenditures while maintaining essential activities. In the continued absence of capital support for operations, the Company intends to pursue other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

During 2007, the Company may receive a judgment from the US Federal Government for $48,518.11 plus accrued interest as noted above, Item 3. Legal Proceedings. In such an event, the Company may be forced to repay the judgment or encounter collection efforts that could force the Company to seek bankruptcy protection since the financial resources available to the Company presently are insufficient to meet the demanded repayment. Alternatively, the Company may accelerate its efforts to merge with revenue generating entities.

Results of Operations

Year Ended October 31, 2006

During the year ended October 31, 2006, the Company realized a net loss of $536,193, or ($.05) per share, with $1,640 in product revenue. The net loss in 2006 was $111,371 more than the net loss of $424,822 in 2005. The increased operating loss during 2006 as compared to 2005 was primarily due to increased non-cash operating expenses related to salaries, the write-off of intangible assets and a contingent loss resulting from a claim of repayment of previously disbursed research grant funding.

Total operating expenses were $87,890 more in 2006 than in 2005, primarily due to the write-off of intangible assets and contingent expenses related to a claim of repayment of previously disbursed research grant funding while increased selling general and administrative expenses offset the loss of expenses incurred for consulting services and expensed stock options in 2005. Increased selling, general and administrative expenses in 2006 are primarily related to accrued salaries.

Research and development expenses increased by $40,903 during fiscal year 2006 compared to fiscal year 2005. This increase was predominantly due to an allocable portion of accrued salary expense and approximately $5,000 in increased supply expenses. The Company’s R&D activities were oriented towards advances in its stem cell technology with potential application to research and treatment of diabetes. A predominant focus was improved cell culture of stem cells and derivative beta islet cells to more closely resemble in-vivo conditions, advances in the technology used to induce differentiation and development of enhanced measurement tools. Management believes that these advances improve opportunities for the Company to establish a strategic alliance for research funding and also enhance the potential commercial value of the Company’s patent-pending stem cell technology.

While the predominant focus of the Company’s curtailed operations during 2006 was stem cell research, product sales were $16,333 less than in 2005. During 2005, the Company’s sales were mainly to its primary distributor, Chemicon International, Inc. to provide initial inventory to support product launch of select VITROCELL™ products, including immortalized human cell lines, optimized growth and cryopreservation media. The majority of these sales were from cell lines that are more expensive than media. These products were developed through the Company’s prior R&D activities and are not available from other manufacturers. While there were sales of cell lines during 2005 and 2006, these are immortal and do not require repurchase by end-users. However, the media is required for continued use of the cell lines and the sales recorded in 2006 were for the Company’s VitroPlus II medium that is optimized to support growth of its human pancreatic cell lines. Since media is less expensive than cell lines, our sales were reduced even though there was market demand for these new products following their introduction in 2005. Management does anticipate revenues from the sale or licensing of VITROCELL™ products and underlying technology in 2007.

Management does not anticipate revenue from its fertility drugs in the immediate future. Commercialization of these products depends on significant funding, further product development including clinical trials, FDA approval, and other conditions prior to commercial sale of any product.

Other expenses increased from fiscal 2005 to 2006, since interest expenses increased as the Company increased its debt.

Year Ended October 31, 2005.

During the year ended October 31, 2005, the Company realized a net loss of $424,822, or ($.04) per share, on $17,973 revenue.

Operating expenses increased from fiscal 2004 to fiscal 2005, due to accrued salary expenses and stock-based compensation. Selling, general and administrative expenses increased by $136,727 in 2005. Our research and development expenses also increased by $31,827 in 2005.

Other expenses increased from fiscal 2004 to 2005 primarily due to increased interest expense due to increased debt.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, correction of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.

On July 13, 2006 the FASB posted to its website the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

Effective November 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that are outstanding on November 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized after October 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods are not restated to reflect the impact of adopting the new standard.

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $2,932 and $2,931 for the years ended October 31, 2006 and 2005, respectively.

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

During the year ended October 31, 2006, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $35,504 for the write-off of patents and deferred intellectual property costs.

RISK FACTORS

This 10-KSB report, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors including those discussed below.

1.   Dependence on key personnel. Achievement of the objectives described in this report depends critically upon Dr. James Musick who has contributed substantially to the development of the products and technology presently owned by the Company. At present, the Company has an employment contract with Dr. Musick. The Company does not maintain “key man” life insurance. Dr. Musick has contributed substantially to the development of the products to treat infertility and to the Company’s stem cell technology and provided all of the Company's funding for the last three fiscal years. Loss of his services would adversely impact the successful commercialization of the Company’s products.

2.    Effects of potential litigation. The Company is involved with a dispute with the United States federal government that could potentially lead to a judgment against the Company for $48,518 plus accrued interest. The Company is defending itself against this claim and will use whatever resources are available to reinstate the de-obligated funds but collection actions against the Company could force the Company to seek bankruptcy protection. The Company is also subject to potential litigation as by class action of its shareholders regarding reduction in the market value of the Company’s stock, hostile takeover efforts, product liability claims and other claims of legal wrongdoing by the Company. During 2000, a major shareholder attempted to exert control over the Company and threatened litigation if its demands were not met. The Company successfully negotiated a compromise with the shareholder resulting in the restructuring of the Company and satisfaction of the shareholder demands. However, there are other potential legal challenges that the Company may be subjected to and such actions could divert resources from the pursuit of the business objectives of the Company and compromise achievement of these goals.

3.    Lack of liquidity in the Company’s securities. There is presently limited liquidity in the public stock of the Company as indicated by relatively low price of the Company’s stock and a relatively low volume of trading. This limited liquidity is related in part to the fact that the Company’s securities are traded on the OTC bulletin board and are considered “penny stocks”. Such limited liquidity of the Company’s securities may limit the funding abilities of the Company that are related to equity transactions and may adversely affect the ability of shareholders to sell their stock at an acceptable price.

4.    Dependence on regulatory approvals. Prior to the marketing and sale of the Company’s fertility drug products, regulatory approval is essential. While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products. The absence of regulatory approval together with a lack of working capital, essentially blocks the commercialization of the Company’s fertility drug products.

5.    Lack of Operating Capital. The Company continues to operate with reduced available capital. Its primary funding support has come from the Chairman of the Company whose financial resources are diminishing. Lack of sufficient operating capital will force suspension of operations with adverse effects including inability to manufacture products and continue research functions.

6.    Attachment of Assets. Some of the Company’s debt is collateralized by a lien against certain assets and default by the Company could result in asset seizure. The Company has a note to its Chairman and primary shareholder that is secured by a lien against FSH patents that were issued in 1999. These assets may be seized in the event of default; however, such seizure did not occur when a similarly secured prior debt instrument was in default.

ITEM 7.    FINANCIAL STATEMENTS

Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On January 16, 2007, the Board of Directors of the Company engaged Schumacher and Associates, Inc. as its principal accountant and independent auditor for the fiscal year ended October 31, 2006 and simultaneously accepted the resignation of Miller and McCollom, Certified Public Accountants, its former accountant.

The audit reports of the Company on its financial statements for the two fiscal years ended October 31, 2004 and 2005 did not contain any adverse opinion or disclaimer of opinion. The reports for the two years ended October 31, 2005 contained a paragraph that raised doubt about the Company’s ability to continue as a going concern; otherwise, the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ended October 31, 2005 and the subsequent interim period up to January 16, 2007, there were no disagreements with Miller and McCollom, whether or not resolved, on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure which, if not resolved to Miller and McCollom’s satisfaction, would have caused Miller and McCollom to make reference to the subject matter of such disagreement in connection with its report on the Company’s financial statements for such periods. Miller and McCollom did not audit the Company’s financial statements for the fiscal year ended October 31, 2004.

Item 8A.    Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including of Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of October 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the year ended October 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS

The following individuals presently serve as officers and directors of the Company:

Name	Age	Position
James R. Musick, Ph.D	60	Chairman, Chief Executive Officer, Chief
		Financial Officer, Secretary and Director

Erik D. Van Horn	38	Vice President

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

The following represents a summary of the business history of each of the foregoing individuals for at least the last five years:

JAMES R. MUSICK, Ph.D. was appointed President and Chief Executive Officer of the Company on August 7, 2000 where he served until April 2005. He then resigned those positions to become the Chairman and Chief Operating Officer. On May 19, 2006 he was re-appointed President and Chief Executive Officer. From September 1, 1989 until August 7, 2000, Dr. Musick served as Vice President, Secretary and Chief Operating Officer of the Company. He has also served as a director of the Company since September 1, 1989. Dr. Musick received a Bachelor of Arts in Biological Sciences in 1968 and a doctorate in Biological Sciences in 1975 from Northwestern University in Evanston, Illinois.

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

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Based solely on a review of Forms 3, 4 and 5 furnished to the Company under relevant SEC rules, James Musick, an officer and director of the Company, failed to file reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended. During the year ended October 31, 2006, Dr. Musick failed to file 5 reports covering 5 transactions in securities of the Company within the time stipulated by the SEC.

ITEM 10.    EXECUTIVE COMPENSATION

The following table summarizes the total compensation of the chief executive officer; any person who served as the chief executive officer during the last fiscal year, and any other executive officers whose compensation from the Company exceeded $100,000 during that period (the “Named Officers”):

SUMMARY COMPENSATION

Name	Year ended October 31,	Annual compensation Salary		Long-term compensation Securities underlying options
James R. Musick, Chairman,	2006	$220,833	(1)	0
President, Chief Executive	2005	129,045		0
Officer, Chief Operating	2004	57,708	(1)	0	(2)
Officer, Chief Financial Officer

James T. Posillico, President	2006	$ 95,833	(1)	0
and Chief Executive Officer	2005	$105,000	(1)	0

------------------

(1)	All of the salary was accrued.
(2)	Excludes options to purchase 383,333 shares of the Company’s common stock issued in connection with loans made by such individual to the Company. See, “-Option Grants” below.

Employment Contracts

Effective April 8, 2005, the Company entered into employment agreements with Dr. Musick. This agreement provides for an initial term of three years and is automatically renewable for an additional three-year period unless either party gives notice to the other that the agreement will be terminated.

The agreement provides a base salary of $180,000 per annum for the first year, $250,000 per annum for the second year, and $300,000 per annum during the third year. The agreement also provides that if the Company obtains financing of $3 million or more during the first two years of the agreement, the base salary would automatically increase to $300,000 per annum effective with the closing of the financing. Dr. Musick has agreed to accrue salary until such time as the Company obtains sufficient working capital.

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

Option Grants For 2006

During fiscal 2006, the Company granted the following stock option to our executive officer pursuant to our Equity Incentive Plan (the “Plan”):

Name	Number of securities underlying options granted	% of total options granted to employees in fiscal year	Exercise price/share	Expiration date(1)
James Musick	200,000	50%	$.08	2/10/2016

----------------

(1)	All of the options shown in the table are exercisable immediately.

Year End Option Values

The following table sets forth the value of unexercised options held by the Named Officers at October 31, 2006. The last sales price of the Company's common stock prior to October 31, 2006 was $.08 per share.

Name	Shares acquired on exercise	Value Realized ($)	Number of securities underlying unexercised options at fiscal year end exercisable/ unexercisable	Value of unexercised in-the-money options at fiscal year end
James R. Musick	0	0	231,848/300,000	$ 0(1)

-------------

(1)	Based on the last sales price of the common stock on October 31, 2006 of $.08 per share.

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

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by	616,667	$ 0.19	0
security holders

Equity compensation plans not approved by	189,197	$ 0.09	0
security holders

TOTAL	805,864		0

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 26, 2007, based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners known to the Company to hold more than five percent (5%) of the Company's common stock. The percentages in the table assume that any options owned by the beneficial owner have been exercised, but that no other outstanding options have been exercised. At January 26, 2007, the Company had outstanding 12,450,912 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%

Officers and Directors
James R. Musick(1) (2)	4,348,110	34.8%
12635 E. Montview Blvd.,
Aurora, Colorado 80010

Erik Van Horn(3)	430,516	3.39%
12635 E. Montview Blvd.,
Aurora, Colorado 80010

Officers and Directors as a group(1) (2) (3)	4,778,626	37.00%
(2 individuals)

Other Beneficial Owners
Roger D. Hurst(4)	1,135,482	9.12%
8100 Southpark Way, Unit B-1
Littleton, CO 80120

The James R. Musick Trust	1,530,764	12.29%
12635 E. Montview Blvd
Aurora, Colorado 80010

Lloyd Hansen	1,140,000	9.163%
2646 S.W. Mapp Rd, Ste. #304
Palm City, FL 34990

---------------

(1)	Includes 231,848 shares of common stock underlying an option immediately exercisable.
(2)	Includes 1,530,764 shares held by The James R. Musick Trust, of which Mr. Musick is a trustee and beneficiary.
(3)	Includes 230,516 shares of common stock underlying options immediately exercisable.
(4)	Includes 10,386 shares owned by Compion and 3,000 owned by Compion Management Services, Inc., companies in which Mr. Hurst is the sole shareholder

Changes in Control

The Company knows of no arrangement, including the pledge by anyone of any securities of the Company that may result in a change in control.

Item 12.    Certain Relationships and Related Transactions

Between August 2002 and October 2006, the Company's Chairman, James Musick, loaned the Company $95,300 for working capital. This loan and the accrued interest of $21,258 has been represented by a single promissory note in the amount of $116,558 dated October 31, 2006 bearing interest at the rate of 10% per year. The note replaces and cures previous defaults of older notes. This note is due on October 31, 2007 under customary terms and conditions and is collateralized by the Company’s patents regarding purification of FSH.

During January 2005, the Company sold 100,000 shares of its common stock to the Chairman of the Company for $20,000, or $.20 per share. During February 2006, the Company sold 312,500 shares of its common stock to the Chairman for $20,000, or $.064 per share. During May 2006, the Company sold 625,000 shares of its common stock to the Chairman for $20,000 or $0.032 per share. During August 2006, the Company sold 357,143 shares of its common stock to the Chairman for $20,000 or $0.056 per share. In each case, the price of the stock was equal to the fair market value of the stock as determined by reference to the quoted sales price on the OTC Bulletin Board.

The Company's Board of Directors is of the opinion that the terms of these transactions are no less favorable than could be obtained from an unaffiliated third party.

PART IV

Item 13.    Exhibits

The following is a list of exhibits filed or incorporated by reference into this Report:

No.	Description
1	Not applicable
2	Not applicable
3.1.1(1)	Articlesof Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State
3.1.2(2)	Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State
3.1.3(3)	Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State
3.1.4(2)	Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State
3.1.5(4)	Amended and Restated Articles of Incorporation of the Company , as filed July 20, 2001 with the Nevada Secretary of State
3.2(3)	Bylaws of the Company
4.1(3)	Specimen certificate for Common Shares, $.001 par value per share
9	Not applicable
10.1(5)	Equity Incentive Plan dated October 9, 2000
10.2	Promissory note issued by the Company to James R. Musick dated October 31, 2006
10.6(6)	Executive Employment Agreement between the Company and James R. Musick dated April 1, 2005
11	Not applicable
13	Not applicable
14	Not applicable
16	Not applicable
18	Not applicable
20	Not applicable
21	Not applicable
22	Not applicable
23	Not applicable
24	Not applicable
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Not applicable

_________________

(1)	Filed as an Exhibit to Form 10-KSB dated October 31, 2000.
(2)	Filed as an Exhibit to Form 10-KSB/A dated July 31, 2000.
(3)	Filed as an Exhibit to Registration Statement on Form SB-2, SEC File No. 33-59230 and incorporated herein by reference.
(4)	Filed as an Exhibit to Form 10-KSB for the year ended October 31, 2001.
(5)	Filed as an Exhibit to the definitive Proxy Statement on Schedule 14/A as filed with the Commission on October 30, 2000 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Form 8-K dated April 8, 2005 and incorporated herein by reference.

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

Audit Fees

The Company paid or will pay Schumacher & Associates, Inc. an aggregate of $7,500 in fees for an audit of its 2006 financial statements. The Company paid Miller and McCollum, CPA an aggregate of $ 3,000 in fees for an audit of its 2005 financial statements and owes an additional $3,700 for review of its financial statements for interim quarterly reports filed with the SEC during fiscal year 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 9th day of February 2007.

VITRO DIAGNOSTICS, INC.

By:/s/ James R. Musick James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following person in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ James R. Musick	President, Chairman, Chief Executive
James R. Musick	Officer, Principal Financial and
	Accounting Officer and Director	February 9, 2007

VITRO DIAGNOSTICS, INC.

Index to Financial Statements

Page

Independent auditor's report (2005)	F-2

Independent auditor's report (2006)	F-3

Balance sheet at October 31, 2006	F-4

Statements of operations for the years ended
October 31, 2006 and 2005	F-5

Statement of changes in shareholders' deficit for
the years ended October 31, 2006 and 2005	F-6

Statements of cash flows for the years ended
October 31, 2006 and 2005	F-7

Notes to financial statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors
Vitro Diagnostics, Inc.

     We have audited the accompanying balance sheet of Vitro Diagnostics, Inc. as of October 31, 2005 and the related statements of operations, stockholders’; deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

January 25, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors
Vitro Diagnostics, Inc.

We have audited the accompanying balance sheet of Vitro Diagnostics, Inc., as of October 31, 2006, and the related statements of operations, shareholders’ (deficit), and cash flows for the year ended October 31, 2006. These financial statements are the responsibility of the Company’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2006, and the results of its operations and cash flows for the year ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’; deficits at October 31, 2006, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
January 31, 2007

VITRO DIAGNOSTICS, INC.
Balance Sheet

October 31, 2006

Assets
Current assets:
Cash		$ 1,152
Accounts Receivable		1,475
Inventory, at cost		2,314
		—
	Total current assets	4,941

Equipment, net of accumulated depreciation of $22,109		653
Patents, net of accumulated amortization of $11,971		17,346
Deferred costs		1,625
Other assets		5,193
		—
		$ 39,758

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities on note payable (Note E)		$ 6,000
Accounts payable		24,404
Grant obligation (Note G)		54,401
Due to officer (Note B)		11,529
Note payable to officer (Note B)		116,558
Accrued salaries (Note B)		716,739
Lines of credit (Note D)		91,419
		—
	Total current liabilities	1,021,050

Long-term debt (Note E):
Note payable, less current maturities		19,388
		—
	Total liabilities	1,040,438

Contingency (Note G)		—

Shareholders’ deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding		—
Common stock, $.001 par value; 50,000,000 shares authorized;
11,915,198 shares issued and outstanding		11,915
Additional paid-in capital		4,608,787
Accumulated deficit		(5,621,382)
		—
	Total shareholders' deficit	(1,000,680)

		$ 39,758

See accompanying notes to financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations

	For The Year Ended October 31,
	2006	2005
Product sales	$ 1,640	$ 17,973

Operating costs and expenses:
Research and development	173,037	132,134
Stock-based compensation (Note F):
Consulting services	—	100,000
Common stock options	—	15,000
Selling, general and administrative	246,232	174,150
Loss resulting from deobligation of grant (Note G)	54,401	—
Impairment of intangible assets (Note A)	35,504	—

Total operating costs and expenses	509,174	421,284

Loss from operations	(507,534)	(403,311)

Other income (expense):
Interest income, officer loan (Note B)	20	70
Interest expense	(28,679)	(21,581

Loss before income taxes	(536,193)	(424,822)

Provision for income taxes (Note C)	—	—

Net loss	$ (536,193)	$ (424,822)

Basic and diluted net loss per common share	$ (0.05)	$ (0.04)

Shares used in computing basic and diluted
net loss per common share	10,996,585	10,443,632

See accompanying notes to financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders’ Deficit

	Preferred Stock	Common Stock		Additional Paid-in	Loan to Officer to Exercise Stock	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Options	Deficit	Total
Balance, October 31, 2004	—	$ —	10,020,555	$10,021	$4,415,681	$ (2,425)	$(4,660,367)	$ (237,090)

Common stock issued in exchange for
consulting services, $.20 per share (Note B)	—	—	500,000	500	99,500	—	—	100,000
Common stock sold to an officer at
$.20 per share (Note B)	—	—	100,000	100	19,900	—	—	20,000
Common stock options granted to officers
(Note F)	—	—	—	—	15,000	—	—	15,000
Officer compensation charged against the
loan to officer (Note B)	—	—	—	—	—	460	—	460
Interest accrued on officer's equity loan (Note B)	—	—	—	—	—	(70)	—	(70)
Net loss for the year ended October 31, 2005		—	—	—	—	—	(424,822)	(424,822)

Balance, October 31, 2005	—	—	10,620,555	10,621	4,550,081	(2,035)	(5,085,189)	(526,522)

Common stock sold to an officer at
$0.064 per share (Note B)	—	—	312,500	312	19,688	—	—	20,000
Common stock sold to an officer at
$0.032 per share (Note B)	—	—	625,000	625	19,375	—	—	20,000
Common stock sold to an officer at
$0.056 per share (Note B)	—	—	357,143	357	19,643	—	—	20,000
Officer compensation charged against the
loan to officer (Note B)	—	—	—	—	—	2,055	—	2,055
Interest accrued on officer's equity loan (Note B)	—	—	—	—	—	(20)	—	(20)
Net loss for the year ended October 31, 2006	—	—	—	—	—	—	(536,193)	(536,193)

Balance, October 31, 2006	—	$ —	11,915,198	$11,915	$4,608,787	$ —	$(5,621,382)	$(1,000,680)

See accompanying notes to financial statements.

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows

	For The Year Ended October 31,
	2006	2005
Cash Flows from operating activities:
Net Loss	$ (536,193)	$ (424,822)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,523	4,580
Impairment of intangible assets (Note A)	35,504	—
Stock-based compensation	—	115,000
Interest income recognized on Officer's equity loan (Note B)	2,035	(70)
Services charged against Officer's equity loan (Note B)	—	460
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	26	(1,128)
Increase in accounts payable, accrued expenses
and payroll taxes payable	400,417	253,830

Net cash used in operating activities	(93,688)	(52,150)

Cash flows from investing activities:
Purchases of property and equipment	—	1,328)
Payments for patents and deferred costs	(2,932)	(13,797)

Net cash used in investing activities	(2,932)	(15,125)

Cash flows from financing activities:

Proceeds from issuance of notes payable	36,348	34,261
Principal payments on notes payable	(3,492)	(5,464)
Proceeds from line of credit, net	7,476	15,098
Principal payments on capital lease	(2,560)	(3,808)
Proceeds from sale of common stock	60,000	20,000

Net cash provided by financing activities	97,772	60,087

Net change in cash	1,152	(7,188)

Cash, beginning of year	—	7,188

Cash, end of year	$ 1,152	$ —

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 19,452	$ 16,499

Income taxes	$ -	$ -

See accompanying notes to financial statements

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

Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development and related technologies. A present target area for the Company’s therapeutic products is the development and commercialization of stem cell technology for use in diabetes research and treatment. The Company has been granted a patent for its proprietary technology related to the immortalization of human cells and subsequently expanded this technology to include patent-pending technology involving generation of stem cells with application to a variety of commercial opportunities including the treatment of degenerative diseases and drug discovery.

The Company also owns patented technology related to treatment of human infertility. The Company has been granted three patents for its process to manufacture VITROPIN™. VITROPIN™ is a highly purified urinary follicle-stimulating hormone (“FSH”) preparation produced according to the Company’s patented purification process. The Company has developed a prototype syringe for administration of fertility drugs called VITROJECT™.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2006 that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain capital from outside sources, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended October 31, 2006 and 2005, the then president and now chairman has loaned the Company funds for working capital on an “as needed” basis. There is no assurance that these loans will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company’s stem cell technology and the Company’s fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company recently launched a new product line, VITROCELL™, consisting of novel human cell lines for research and development. These products represent unique opportunities for researchers to utilize proliferating human cell lines for a variety of research applications including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary gland. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

Summary of Sign ificant Accounting Policies

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

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at October 31, 2006.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of October 31, 2006, management believes no allowance for uncollectible accounts is necessary since all accounts receivable at October 31, 2006 were collected subsequent to October 31, 2006.

Inventory

Inventories, consisting of raw materials and VITROCELL™ product, are stated at the lower of cost (using the specific identification method) or market.

Research & development

The Company’s operations are primarily in research and development (“R&D”). These costs are expensed as incurred and are primarily comprised of costs for: salaries, supplies, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. Since R&D is expensed entirely, cost of sales for products sold are included in R&D, and finished goods inventory is not capitalized.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method. Depreciation expense totaled $1,591 and $1,649 for the years ended October 31, 2006 and 2005, respectively.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

Patents, deferred costs and amortization

Patents consist of costs incurred to acquire issued patents. Amortization commences once a patent is granted. Costs incurred to acquire patents that have not been issued are reported as deferred costs. If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. The Company amortizes its patents over a period of ten years. Amortization expense totaled $2,932 and $2,932 for the years ended October 31, 2006 and 2005, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2006	$ 2,932
2007	2,932
2008	2,932
2009	2,932
2010	2,932

$ 14,660

The Company’s patents and deferred costs consisted of the following at October 31, 2006:

Patent
Immortalized cell lines and methods of making the same (1 patent)	29,317
This patent is for proprietary technology related to the
immortalization of human cells, which could be used in the
treatment of degenerative diseases and drug discovery
Less: accumulated amortization	(11,971)
$ 17,346

Deferred costs
Immortalization of human cell lines (VITROP1N-VTM)	$ —
This patent application is a continuation on the
above patent previously obtained
by the Company that seeks to expand
protection of its issued patent. The patent application
was also filed in the United Kingdom, Canada,
Australia, New Zealand, Israel, and in the European Patent
office. (see Impairment below)
Stem Cells	11,625
This patent application represents an advancement of the
Company’s cell immortalization platform that
provides a competitive modern technology platform with
wide application to commercial applications in research
and cell therapeutics	$ 11,625

$ 11,625

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

During the years ended October 31, 2006 and 2005, the Company completed balance sheet reviews that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges of $35,504 and $-0- during the years ended October 31, 2006 and 2005, respectively, for the write-off of deferred intellectual property costs as follows:

October 31,2006

Description	Original Cost	Accumulated Amortization Through October 3l,2006	Book Value Prior to Impairment	Asset Impairment	Book Value October 31, 2006
Deferred Intellectual Property Costs:
Immortalization of human cell lines	$ 35,504	$ —	$ 35,504	$ (35,504)	$ —

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

SFAS 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable. As of October 31, 2006 and 2005, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of of the U.S. Government. Trade receivables are from customers in one geographic location, principally Northern California, USA. The Company does not require collateral for its trade accounts receivable.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining cofnmor~ stock equivalents. Common stock options outstanding at October 31, 2006 were not included in th4 dilutid loss per share as all 805,864 options were anti-dilutive. Therefore, basic and diluted losses per share at ~)ctober 31, 2006 were equal.

Stock-based compensation

Through October 31, 2006, the Company has accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. The Company has accounted for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

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

Effective November 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS I 23R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that are outstanding on November 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized after October 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods are not restated to reflect the impact of adopting the new standard.

Recent accounting standards

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, correction of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

On July 13, 2006 the FASB posted to its website the Financial Interpretation No. 48, Accounting for tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE B:    RELATED PARTY TRANSACTIONS

Indebtedness to officer

During the years ended October 31, 2006, 2005 and 2004, the Company’s president paid $2,321, $5,671 and $3,537, respectively, in expenses on behalf of the Company, which remained unpaid as of October 31, 2006. The balance of $11,529 is included in the accompanying condensed financial statements as “Due to officer”.

Notes payable

During the period from August 23, 2002 to October 31, 2006 an officer loaned the Company a total of $95,300 through various notes that had also accrued interest in the amount of $21,258. These notes and the accrued interest were consolidated into a single note of $116,558 that matures on October 31, 2007 and pays interest on the unpaid principle at a rate of 10% per annum. This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer.

Employment agreements and accrued compensation

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

The agreements with both officers provide each with a base salary of $180,000 per annum for the first year, $250,000 per annum for the second year, and $300,000 per annum during the third year. The agreement also provides that if the Company obtains fmancing of $3 million or more during the first two years of the agreement, the base salary would automatically increase to $300,000 per annum effective with the closing of the financing. Both officers have agreed to accrue salary until such time as the Company obtains sufficient working capital.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

The agreement with Dr. Posillico also provided for the grant of stock options as follows:

•	Options to purchase 250,000 shares of the Company’s common stock at a price of $. 17 per share, exercisable for a period often years, immediately vested;

•

Options to purchase 500,000 shares of the Company’s common stock at a price of $. 17 per share, vesting upon the achievement of a strategic alliance to commercialize the Company’s fertility drug technology, completion of a successful fmancing in an amount not less than $3 million to commercialize VITROPIN™, or the sale or out-license of the Company’s drug technology to a third party;

•

Options to purchase an additional 500,000 shares of the Company’s common stock at a price of $.17 per share, vesting upon achievement of a strategic alliance to commercialize the Company’s beta islet technology by a third party, the successful financing of the commercialization of this technology, or the sale or out-license of the technology to a third party;

•

Options to purchase an additional 150,000 shares of the Company’s common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any fmancial statement filed with the Securities and Exchange Commission on Form 10-QSB or 10-KSB; and

•

Options to purchase an additional 150,000 shares of the Company’s common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form l0-QSB or lO-KSB.

The agreement with Dr. Musick provides for the grant of stock options as follows:

•

Options to purchase 150,000 shares of the Company’s common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any fmancial statement filed with the Securities and Exchange Commission on Form 10-QSB or 10-KSB; and

•

Options to purchase an additional 150,000 shares of the Company’s common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-QSB or 1 0-KSB.

All of the options that are subject to vesting expire ten years from the date of vesting. Further, each of the options would terminate ninety days from the date the employee’s employment with the Company is termiuated. All of the options are intended to be granted as “incentive stock options” under the Company’s Equity Incentive Plan of 2000, although the Plan must be amended and approved by the shareholders to increase the amount of common stock reserved under the Plan in order to provide for some of the options.

On May 19, 2006, Dr. Posillico resigned his position as the Company’s president/CEO. At the time of his resignation, Dr. Posillico held options to purchase 2,131,765 shares of the Company’s common stock. All of these options expired on August 19, 2006.

Dr. Musick’s salaries totaled $220,833 and $129,045 for the years ended October 31, 2006 and 2005, respectively. Dr. Musick’s accrued salaries totaled $494,148 as of October 31, 2006. Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

Dr. Posillico’s salaries totaled $105,000 and $95,833 for the years ended October 31, 2006 and 2005, respectively. Dr. Posillico’s accrued salaries totaled $200,833 as of October 31, 2006. All of Dr. Posillico’s salary is allocated to administration.

Accrued payroll taxes on the above salaries totaled $21,758 at October 31, 2006.

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

Common stock sales

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

During January 2005, the Company sold 100,000 shares of its common stock to an officer of the Company for $20,000, or $.20 per share.

The Board of Directors approved the above stock sales. The Board of Directors consisted of two members until May 19, 2006, and one member subsequent to May 19, 2006. The stock transactions were recorded at fair value, which was determined to be 80% of the quoted market price on the day prior to the sale of stock, due to the restricted nature of the shares.

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE C:    INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

	October 31,
	2006	2005
Benefit related to U.S. federal statutory graduated rate	-34.00%	-34.00%
Benefit related to State income tax rate, net of federal benefit	-3.06%	-3.06%
Accrued officer salaries	23.39%	20.41%
Net operating loss for which no tax benefit
is currently available	13.67%	16.65%

Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company's net deferred tax assets are as follows:

	October 31,
	2006	2005
Net operating loss and tax credit carryforwards	$ 838,069	$ 977,802
Accrued officer salaries	716,739	378,315

Deferred tax asset (before valuation allowance)	$ 1,554,808	$ 1,356,117

At October 31, 2006, deferred taxes consisted of a net tax asset of $1,554,808, due to operating loss carryforwards and other temporary differences of $4,211,470, which was fully allowed for in the valuation allowance of $1,554,808. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended October 31, 2006 and 2005 totaled $198,691 and $157,421 respectively. Net operating loss carryforwards will expire in various years through 2026.

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

Should the Company undergo an ownership change as defmed in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE D:    LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,400 was unused at October 31, 2006. The interest rate on the credit line was 17.25% at October 31, 2006. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $84,000, of which $3,681 was unused at October 31, 2006. The interest rates on the credit cards range from 15.24% to 29.99% as of October 31, 2006.

NOTE E:    LONG-TERM DEBT

Note Payable

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

During August 2003, the Company converted liabilities owed to its attorney into a promissory note, which had a balance of $6,294 at October 31, 2003. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. As of October 31, 2006, the Company owed $25,388 on the note. Future maturities of the note are as follows:

Year ended October 31,

2007	$ 6,000
2008	6,000
2009	6,000
2010	6,000
2011	1,388

$ 25,388

NOTE F:    SHAREHOLDERS’ (DEFICIT)

As of October 31, 2006, the Company’s Articles of Incorporation authorized the issuance of up to 50,000,000 shares of $.001 par value common stock and up to 5,000,000 shares of $.001 par value preferred stock. As of October 31, 2006, there were 11,915,198 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company’s board of directors.

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

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

	Options Outstanding	Options Exercisable		Weighted Average
	Number of Shares	Exercise Price Per Share	Number of Shares	Exercise Price Per Share	Exercise Price Per Share
Balance at October 31, 2005	437,629	$.08 to $.81	437,629	$.08 to $.81	$ 0.21
Options granted	2,100,000	$.08 to $.22	500,000	$.08 to $.17	$ 0.17
Options exercised	—	$ 0.00	—	$ 0.00	$ —
Options expired	—	$ 0.00	—	$ 0.00	$ —

Balance at October 31, 2005	2,537,629	$.08 to $.81	937,629	$.08 to $.81	$ 0.23
Options granted	400,000	$ 0.08	400,000	$ 0.08	$ 0.08
Options exercised	—	$ 0.00	—	$ 0.00	$ —
Options expired	(2,131,765)	$.08 to $.22	(831,765)	$.08 to $.17	$ 0.16

Balance at October 31, 2006	805,864	$.08 to $.81	505,864	$.08 to $.81	$ 0.30

During February 2006, the Company granted its two officers options to purchase 400,000 shares of the Company’s common stock. The options carry an exercise price of $.08 per share, which was equal to the traded market value of the common stock on the grant date. All of the options vested on the grant date. The weighted average exercise price and weighted average fair value of these options on the grant date were $.08 and $.071, respectively.

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

The fair value for the options granted during the year ended October 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.59%
Dividend yield	0.00%
Volatility factor	94.72%
Weighted average expected life	10 ye	ars

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

During February 2005, the Company granted 1,950,000 options to two officers with exercise prices ranging from $. 17 to $.22 per share. On the grant date, the traded market value of the stock was $.22 per share share. Because some options were granted with exercise prices below market, the difference has been recorded as stock-based compensation. Options to purchase 250,000 shares had vested as of October 31, 2005, resulting in total stock-based compensation of $12,500. The weighted average exercise price and weighted average fair value of these options on the grant date were $.18 and $.211, respectively.

F-l8

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

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

	For the Years Ended October 31,
	2006	2005
Net loss, as reported	$ (536,193	$(424,822)

Stock-based employee compensation, as reported	$ —	$ —

Stock-based employee compensation, fair value	$ (28,400)	$(74,250)

Pro forma net loss	$ (564,593	$(499,072)

Basic and diluted net loss per common
share, as reported	$ (0.05	$ (0.04)

Pro forma basic and diluted net loss
per common share	$ (0.05	$ (0.05)

NOTE G:    COMMITMENTS AND CONTINGENCIES

Grant obligation

During the year ended October 31, 2000, the Company was awarded a $100,000 grant from the National Institute of Health (“NIH”). Proceeds from the grant were expended during the fiscal year ended October 31, 2001 for research related to the Company’s cell immortalization technology.

On August 14, 2006, the Company received a notification from the Department of Health and Human Services (“HHS”) that the NIH deobligated $48,518 from the Company’s grant award, which reduced the authorized grant award to $51,482. On November 27, 2006, the Company received a second collection letter from HHS stating that the total amount to be remitted had increased to $54,451, due to interest and administrative fees. As of October 31, 2006, the amount owed for the grant and related interest and administrative fees totaled $54,401.

Management believes it is probable that the Company will be required to repay the $54,401 de-obligated by the NIH. Accordingly, the Company has recorded a liability equal to $54,401 in the accompanying financial statements classified as Grant obligation.

VITRO DIAGNOSTICS, INC.
Notes to Financial Statements

Material transfer agreement

Effective January 23, 2006, the Company entered into an agreement with an entity to transfer samples to the Company to evaluate, analyze and test. Any intellectual property that is created under this agreement by either party shall be owned jointly by the parties, provided that any intellectual property existing prior to the date of this agreement shall remain the property of the original owner.

NOTE H:    SUBSEQUENT EVENT

During November 2006, the Company sold 535,714 shares of its common stock to an officer of the Company for $30,000, or $.056 per share. The number of common shares issued and outstanding following the stock sale totaled 12,450,912. The Board of Directors approved the above stock sale. The Board of Directors consisted of one member subsequent to May 19, 2006. The stock transaction was recorded at fair value, which was determined to be 80% of the quoted market price on the day prior to the sale of stock, due to the restricted nature of the shares.During the year ended October 31, 2000, the Company was awarded a $100,000 grant from the National