Form 10QSB
period 2007-01-31
VITRO DIAGNOSTICS INC
filed 2007-03-19
CIK 793171

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended January 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-17378

VITRO DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1012042
(State or other jurisdiction of	(I.R.S. Identification No.)
incorporation or organization)

12635 E. Montview Blvd., Aurora, Colorado	80045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (720) 859-4120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

The number of shares outstanding of the issuer’s class of common equity as of March 15, 2007 was 12,450,912.

Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

VITRO DIAGNOSTICS, INC.

INDEX

PART I – FINANCIAL INFORMATION

		Page
Item 1	Condensed Balance Sheet, January 31, 2007 (unaudited)	3

	Condensed Statements of Operations for the three months
	ended January 31, 2007 and 2006 (unaudited)	4

	Condensed Statements of Cash Flows for the three months
	ended January 31, 2007 and 2006 (unaudited)	5

	Notes to the Condensed Unaudited Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of	9
	Operation

Item 3	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities	12
Item 5	Other Information	13
Item 6	Index to Exhibits	13
	Signatures	13

VITRO DIAGNOSTICS, INC.
Condensed Balance Sheet
(Unaudited)
January 31, 2007

Assets
Current assets:
Cash	$ 12,312
Inventory, at cost	2,487

Total current assets	14,799

Equipment, net of accumulated depreciation of $22,253	509
Patents, net of accumulated amortization of $12,704	16,613
Deferred costs	11,654
Other assets	5,193

$ 48,768

Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on note payable (Note E)	$ 6,000
Accounts payable	22,084
Grant obligation (Note G)	54,401
Due to officer (Note B)	11,529
Note payable to officer (Note B)	119,472
Accrued salaries (Note B)	780,146
Lines of credit (Note D)	90,898

Total current liabilities	1,084,530

Long-term debt (Note E):
Note payable, less current maturities	19,092

Total liabilities	1,103,622

Contingency (Note G)	—

Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized;
12,450,912 shares issued and outstanding	12,451
Additional paid-in capital	4,638,251
Accumulated deficit	(5,705,556)

Total shareholders' deficit	(1,054,854)

$ 48,768

See accompanying notes to condensed, unaudited financial statements.

VITRO DIAGNOSTICS, INC.
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended January 31,
	2007	2006
Product sales	$ 500	$ —

Operating costs and expenses:
Research and development	53,870	40,494
Selling, general and administrative	23,054	64,521

Total operating costs and expenses	76,924	105,015

Loss from operations	(76,424)	(105,015)

Other income (expense):
Interest income, officer loan (Note B)	—	14
Interest expense	(7,750)	(6,948)

Loss before income taxes	(84,174)	(111,949)

Provision for income taxes (Note C)	—	—

Net loss	$ (84,174)	$ (111,949)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)

Shares used in computing basic and diluted
net loss per common share	12,450,912	10,620,555

See accompanying notes to condensed, unaudited financial statements.

VITRO DIAGNOSTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For The Three Months Ended January 31,
	2007	2006
Net cash used in operating activities	$ (18,290)	$ (30,354)

Cash flows from investing activities:
Payments for patents and deferred costs	(29)	(1,182)

Net cash used in investing activities	(29)	(1,182)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	29,652
(Repayment) proceeds from lines of credit, net	(521)	3,388
Principal payments on capital lease	—	(1,064)
Proceeds from sale of common stock	30,000	—

Net cash provided by financing activities	29,479	31,976

Net change in cash	11,160	440
Cash, beginning of period	1,152	—

Cash, end of period	$ 12,312	$ 440

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 4,836	$ 4,833

Income taxes	$ —	$ —

See accompanying notes to condensed, unaudited financial statements.

VITRO DIAGNOSTICS, INC.
Notes to Unaudited Condensed Financial Statements

Note A:    Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2006 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended January 31, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at January 31, 2007, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

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

VITRO DIAGNOSTICS, INC.
Notes to Unaudited Condensed Financial Statements

Note B:    Related Party Transactions

Indebtedness to officer

During the years ended October 31, 2006, 2005 and 2004, the Company’s president paid $2,321, $5,671 and $3,537, respectively, in expenses on behalf of the Company, which remained unpaid as of January 31, 2007. The balance of $11,529 is included in the accompanying condensed financial statements as “Due to officer”.

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

Interest expense on the above obligation totaled $2,914 for the three months ended January 31, 2007.

Accrued salaries

The Company accrues the salaries of its officer due to a lack of working capital. Salary expense incurred for the three months ended January 31, 2007 totaled $62,500. The officers’ accrued salaries and payroll taxes totaled $780,146 at January 31, 2007.

Common stock sales

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

Note C:    Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the period ended January 31, 2007 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

VITRO DIAGNOSTICS, INC.
Notes to Unaudited Condensed Financial Statements

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

Note D:    Lines of Credit

The Company has a $12,500 line of credit of which $943 was unused at January 31, 2007. The interest rate on the credit line was 17.25% at January 31, 2007. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $84,000, of which $4,659 was unused at January 31, 2007. The interest rates on the credit cards range from 15.24% to 29.99% as of January 31, 2007.

Note E:    Long-Term Debt

Note Payable

During August 2003, the Company converted liabilities owed to its attorney into a promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. As of January 31, 2007, the Company owed $25,388 on the note. Future maturities of the note are as follows:

Year ended October 31,

2007	$ 6,000
2008	6,000
2009	6,000
2010	6,000
2011	1,092

$25,092

Note F:    Shareholders’ Deficit

Employee stock options

The following schedule summarizes the changes in the Company’s outstanding stock options:

VITRO DIAGNOSTICS, INC.
Notes to Unaudited Condensed Financial Statements

	Options Outstanding	Options Exercisable		Weighted Average
	Number of Shares	Exercise Price Per Share	Number of Shares	Exercise Price Per Share	Exercise Price Per Share
Balance at October 31, 2006	805,864	$.08 to $.81	505,864	$.08 to $.81	$ 0.30
Options granted	—	$ 0.00	—	$0.00	$ —
Options exercised	—	$ 0.00	—	$ 0.00	$ —
Options expired	—	$ 0.00	—	$ 0.00	$ —

Balance at January 31, 2007	805,864	$.08 to $.81	505,864	$.08 to $.81	$ 0.30

Note G:    Subsequent Events

The Company had previously filed an appeal with the National Institute of Child Health and Human Development requesting reinstatement of $48,518.11, the amount previously de-obligated from a research grant received from the NIH during 2001. This was based on the Company’s position that it had fulfilled the financial reporting requirements to close out the grant and other information that formed the basis of the Company’s appeal. The Company did receive notification of the success of its appeal. We anticipate full re-instatement of the de-obligated funds in the near future. Upon completion of this process, the Company will no longer be obligated to repay the NIH. However, since reinstatement of the de-obligated funds has not yet occurred, the Company retains a liability of $54,401 (Grant obligation) on its balance sheet.

ITEM  2.    Management’s Discussion and Analysis or Plan of Operation

Introduction

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at January 31, 2007 and compares it to the Company’s financial condition at October 31, 2006. It also discusses the Company’s results of operations for the three-month period ending January 31, 2007 and compares those results to the results of the three months ended January 31, 2006. This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 under the caption, “Risk Factors.” Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At January 31, 2007, the Company had a working capital deficit of $1,069,731, consisting of current assets of $14,799 and current liabilities of $1,084,530. This represents a decrease in working capital of $53,622 from fiscal year end October 31, 2006. The decrease in working capital is due to increased liabilities, predominantly deferred salaries and expenses incurred to support operations.

     Current assets increased by $9,858 and current liabilities increased by $63,480 during the quarter ended January 31, 2007. The increase in current liabilities was primarily related to deferred salaries. The Company continues to operate with limited cash obtained through debt and equity financing. The Company reported a $1,054,854 deficit in shareholders’ equity at January 31, 2007, which is a $54,174 increase in the deficit reported at October 31, 2006.

     During the three months ended January 31, 2007, the Company’s financing activities provided cash to support our operating activities. During that time, the Company’s operations used $18,290 in cash compared to $30,354 of cash used by operations during the three months ended January 31, 2006. The Company reported an overall increase in cash for the first three months of 2007 of $11,160 that was $10,720 more than the increase in cash for the first three months of 2006. The decrease in cash usage during the first quarter of 2007 was primarily due to the reduction of expenses due to limited availability of operating capital and the absence of expenses related to patent applications that occurred in the first quarter of fiscal year 2006. The use of cash reflects minimum cash requirements of about $6,100 per month for operations. Cash raised from financing activities was derived from sale of common stock to the Company’s President and Chairman. Cash requirements for operations has been cut to a minimum level by previous cost reduction measures and is unlikely to be further reduced without additional curtailment or suspension of operations.

     The Company has $7,526 in available debt and cash at the present time and based on present expenditure levels and assuming no additional equity funding or product revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately April 30, 2007. After that, and failing receipt of additional capital, the Company will be forced to suspend operations.

     The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended 2006. A current focus is securing a strategic alliance for further research and development of stem cell technology for potential use in treatment of diabetes through cellular therapy. Management believes that achievement of certain technical milestones will result in research funding support and provide the Company with a strategic alliance suitable to commercialization of its stem cell technology for therapeutic applications. Management also plans to seek suitable merger candidates in an effort to provide enhanced revenue, capitalization and business opportunities necessary to enhance shareholder value. Some initial discussions are underway with a preferred merger candidate, but there is no assurance that any business combination will result.

Results of Operations

     During the three months ended January 31, 2007, the Company realized a net loss of $84,174 or $0.01 per share on $500 of revenue. The net loss was $27,775 less than the net loss for the first quarter ended January 31, 2006. The decreased net loss compared to the same quarter in 2006 was primarily due to a reduction in non-cash salary expenses since the Company has a single full-time employee whose salary is deferred while there were two employees with deferred salaries in the same period of fiscal year 2006. Total operating expenses were $28,091 less in the first quarter 2007 than the comparable period in 2006. Research and development expenses increased by $13,376 and selling, general and administrative expenses decreased by $41,467.

     Research and development expenses were $53,870 for the first quarter of fiscal 2007, which represents an increase of $13,376 compared to R&D expenses during the same period in 2006. Current R&D activities of the Company are oriented towards advances in its stem cell technology with potential application to research and treatment of diabetes. A predominant current focus is improved cell culture of stem cells and derivative beta islet cells to more closely resemble in-vivo conditions, advances in the technology used to induce differentiation and development of enhanced measurement tools. Management believes that these advances improve opportunities for the Company to establish a strategic alliance for research funding and also enhance the potential commercial value of the Company’s patent-pending stem cell technology.

     The Company’s beta islet stem cells and related proprietary technology also have potential application in the development of cell therapy for Type I and some Type II diabetic patients. Recent clinical trials have shown positive benefit of transplantation of beta islets together with various immunosuppressive drugs in the treatment of Type I diabetes. However, the relatively small number of islets available for transplantation and use of immunosuppressive therapy limit this transplantation therapy. The Company’s stem cell technology has potential for development of an infinite supply of transplantable beta cells that may be transplanted without use of immunosuppressive drugs and this is a longer-term goal. Such development would require greater resources than are presently available to the Company and management is seeking appropriate alliances and financing to support these objectives.

Risk Factors

     1. We will be required to formally assess our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such assessment could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will be required to furnish a report by our management on internal controls for the fiscal year ending after December 2007 (our fiscal year 2009). Such a report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management, and our own assessment must eventually be audited by our independent accountants. Due to our extremely limited personnel and the lack of any checks and balances in our internal control, we may be forced to disclose significant deficiencies and/or material weaknesses in our internal controls, depending on the personnel status and internal controls. If we are unable to assert that our internal controls over financial reporting are effective, or if we disclose significant deficiencies or material weaknesses in our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

Item  3.    Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including of Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the period ended January 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  2. Unregistered Sales of Equity Securities

     In November 2006, the President and Chairman of the Company purchased 535,714 shares of common stock of the Company that were not registered under the Securities Act of 1933, as amended. The purchase price was $0.056 per share. The Company issued these shares directly, and paid no commission in connection with the issuance. The Company relied on the exemption from registration provided by Section 4(2) of the 1933 Act, as the individual was afforded access to the type of information that would be contained in a registration statement. The individual was aware of the risks of the transaction, and the Company had a pre-existing relationship with this individual. The certificate representing the shares was issued with a legend restricting transfer of the underlying shares, and stop transfer instructions were issued to the Company’s transfer agent.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

Vitro Diagnostics, Inc.

By: /s/ James R. Musick James R. Musick, President, Chief Executive Officer, Chairman of the Board of Directors, and Principal Financial Officer