Form 10QSB
period 2007-04-30
VITRO DIAGNOSTICS INC
filed 2007-06-15
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2007

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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the issuer's class of common equity as of June 14, 2007 was 12,450,912.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.   Condensed Balance Sheet, April 30, 2007 (unaudited)                 3

          Condensed Statements of Operations for the three and six
          months ended April 30, 2007 and 2006 (unaudited)                    4

          Condensed Statements of Cash Flows for the six months
          ended April 30, 2007 and 2006 (unaudited)                           5

          Notes to the Condensed Unaudited Financial Statements               6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                           9

Item 3.   Controls and Procedures                                             12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12
Item 5.   Other Information                                                   13
Item 6.   Index to Exhibits                                                   13
          Signatures                                                          13


                               VITRO DIAGNOSTICS, INC.
                               Condensed Balance Sheet
                                     (Unaudited)
                                   April 30, 2007

Assets
Current assets:
     Cash .............................................................   $     2,171
     Inventory, at cost ...............................................         2,487
                                                                          -----------
                                                   Total current assets         4,658

Equipment, net of accumulated depreciation of $22,364 .................           398
Patents, net of accumulated amortization of $13,437 ...................        15,880
Deferred costs ........................................................        14,820
Other assets ..........................................................         5,193
                                                                          -----------

                                                                          $    40,949
                                                                          ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on note payable (Note E) ......................   $     6,000
     Accounts payable .................................................        24,676
     Due to officer (Note B) ..........................................        11,529
     Note payable and acrrued interest payable to officer (Note B) ....       144,965
     Accrued payroll expenses (Note B) ................................       847,427
     Lines of credit (Note D) .........................................        91,921
                                                                          -----------
                                              Total current liabilities     1,126,518

Long-term debt (Note E):
     Note payable, less current maturities ............................        20,824
                                                                          -----------
                                                      Total liabilities     1,147,342
                                                                          -----------

Contingency (Note A) ..................................................          --

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding .............................          --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        12,450,912 shares issued and outstanding ......................        12,451
     Additional paid-in capital .......................................     4,638,251
     Accumulated deficit ..............................................    (5,757,095)
                                                                          -----------
                                            Total shareholders' deficit    (1,106,393)
                                                                          -----------

                                                                          $    40,949
                                                                          ===========


         See accompanying notes to condensed, unaudited financial statements


                                              VITRO DIAGNOSTICS, INC.
                                        Condensed Statements of Operations
                                                    (Unaudited)


                                                      For The Three Months Ended       For The Six Months Ended
                                                              April 30,                        April 30,
                                                     ----------------------------    ----------------------------
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------
Product sales ....................................   $       --      $        165    $        500    $        165
                                                     ------------    ------------    ------------    ------------

Operating costs and expenses:
    Research and development .....................         68,164          46,309         122,034          86,803
    Selling, general and administrative ..........         28,093          68,120          51,147         132,641
                                                     ------------    ------------    ------------    ------------
                Total operating costs and expenses         96,257         114,429         173,181         219,444
                                                     ------------    ------------    ------------    ------------
                              Loss from operations        (96,257)       (114,264)       (172,681)       (219,279)

Other income (expense):
    Gain resulting from reinstatement of
       previously de-obligated grant (Note G) ....         54,401            --            54,401            --
    Interest income, officer loan (Note B) .......           --                 6            --                20
    Interest expense .............................         (9,683)         (7,160)        (17,433)        (14,108)
                                                     ------------    ------------    ------------    ------------
                          Loss before income taxes        (51,539)       (121,418)       (135,713)       (233,367)

Provision for income taxes (Note C) ..............           --              --              --              --
                                                     ------------    ------------    ------------    ------------

                                          Net loss   $    (51,539)   $   (121,418)   $   (135,713)   $   (233,367)
                                                     ============    ============    ============    ============

Basic and diluted net loss per common share ......   $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
                                                     ============    ============    ============    ============
Shares used in computing basic and diluted
    net loss per common share ....................     12,450,912      10,933,055      12,450,912      10,709,841
                                                     ============    ============    ============    ============


                        See accompanying notes to condensed, unaudited financial statements


                             VITRO DIAGNOSTICS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                          For The Six Months Ended
                                                                  April 30,
                                                            --------------------
                                                              2007        2006
                                                            --------    --------

Net cash used in operating activities ...................   $(46,110)   $(49,624)
                                                            --------    --------

Cash flows from investing activities:
     Payments for patents and deferred costs ............     (3,194)     (2,086)
                                                            --------    --------
Net cash used in investing activities ...................     (3,194)     (2,086)
                                                            --------    --------

Cash flows from financing activities:
     Proceeds from issuance of notes payable ............     22,300      30,556
     Principal payments on notes payable ................     (3,000)     (1,492)
     (Repayment) proceeds from lines of credit, net .....      1,023       4,823
     Principal payments on capital lease ................       --        (2,177)
     Proceeds from sale of common stock .................     30,000      20,000
                                                            --------    --------
Net cash provided by financing activities ...............     50,323      51,710
                                                            --------    --------

                                       Net change in cash      1,019        --
Cash, beginning of period ...............................      1,152        --
                                                            --------    --------
                                      Cash, end of period   $  2,171    $   --
                                                            ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ........................................   $ 11,326    $  9,623
                                                            ========    ========
        Income taxes ....................................   $   --      $   --
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended April 30, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.


Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders' deficits at April 30, 2007, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain capital from outside sources, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended October 31, 2006 and 2005, the then president and now chairman has loaned the Company funds for working capital on an "as needed" basis. There is no assurance that these loans will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company's stem cell technology and the Company's fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company recently launched a new product line, VITROCELL(TM), consisting of novel human cell lines for research and development. These products represent unique opportunities for researchers to utilize proliferating human cell lines for a variety of research applications including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary gland. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company's operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements

Note B: Related Party Transactions

Indebtedness to officer

During the years ended October 31, 2006, 2005 and 2004, the Company's president paid $2,321, $5,671 and $3,537, respectively, in expenses on behalf of the Company, which remained unpaid as of April 30, 2007. The balance of $11,529 is included in the accompanying condensed financial statements as "Due to officer".

Notes payable

During the period from August 23, 2002 to October 31, 2006 an officer loaned the Company a total of $95,300 through various notes that had also accrued interest in the amount of $21,258. On October 31, 2006, these notes and the accrued interest were consolidated into a single note of $116,558 that matures on October 31, 2007 and accrues interest on the unpaid principle at a rate of 10% per annum. This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer. Accrued interest payable on the note totaled $5,828 at April 30, 2007.

During the three months ended April 30, 2007, an officer loaned the Company $22,300 for working capital. This loan is due on demand and accrues interest on the unpaid principle at a rate of 10% per annum. Accrued interest payable on the loan totaled $279 at April 30, 2007.

Accrued salaries

The Company accrues the salaries of its officer due to a lack of working capital. The Company's former president/CEO resigned effective May 19, 2006, leaving Mr. James R. Musick as the Company's sole officer. As a result, only Mr. Musick's salary was accrued during the six months ended April 30, 2007. Salary expense incurred for the six months ended April 30, 2007 totaled $125,000. Total accrued salaries and payroll taxes totaled $847,427 at April 30, 2007.

Common stock sales

During November 2006, the Company sold 535,714 shares of its common stock to an officer of the Company for $30,000, or $.056 per share. The Board of Directors approved the above stock sale. The Board of Directors consisted of one member subsequent to May 19, 2006, which member is also the officer who purchased the stock. The stock transaction was recorded at fair value, which was determined to be 80% of the quoted market price on the day prior to the sale of stock, due to the restricted nature of the shares.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended April 30, 2007 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D: Lines of Credit

The Company has a $12,500 line of credit of which $249 was unused at April 30, 2007. The interest rate on the credit line was 17.25% at April 30, 2007. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $84,000, of which $4,330 was unused at April 30, 2007. The interest rates on the credit cards range from 15.24% to 29.99% as of April 30, 2007.

Note E: Long-Term Debt

Note Payable

During August 2003, the Company converted liabilities owed to its attorney into a promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. As of April 30, 2007, the Company owed $26,824 on the note. Future maturities of the note are as follows:

               Year ended October 31,
               --------------------------
                    2007.............................  $  6,000
                    2008..............................    6,000
                    2009..............................    6,000
                    2010..............................    6,000
                    2011..............................    2,824
                                                       --------
                                                       $ 26,824
                                                       ========

Note F: Shareholders' Deficit

Employee stock options

The following schedule summarizes the changes in the Company's outstanding stock options:


                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


                                                                            Weighted
                                               Options Outstanding          Average                     Weighted
                                           ---------------------------      Remaining    Aggregate       Average
                                            Number of   Exercise Price    Contractual    Intrinsic   Exercise Price
                                             Shares       Per Share           Life         Value        Per Share
                                           ----------   --------------    -----------   -----------  --------------
Balance at October 31, 2006...............    805,864    $.08 to $.81      7.73 years                    $ 0.30
   Options granted........................          -       $0.00                                        $ -
   Options exercised......................          -       $0.00                                        $ -
   Options expired........................   (100,000)      $0.08                                        $ 0.08
                                           ----------

Balance at April 30, 2007.................    705,864    $.08 to $.81      7.48 years   $ 13,225.00      $ 0.19
                                           ==========    ============    =============  ===========     ========

Exercisable at October 31, 2006...........    505,864    $.08 to $.81      6.65 years                    $ 0.30

Exercisable at April 30, 2007.............    405,864    $.08 to $.81      6.40 years   $ 13,225.00      $ 0.19
                                           ==========    ============    =============  ===========     ========

Note G: Reinstatement of Previously De-Obligated Grant Funds

The Company had previously filed an appeal with the National Institute of Child Health and Human Development requesting reinstatement of $48,518, the amount previously de-obligated from a research grant received from the NIH during 2001. This was based on the Company's position that it had fulfilled the financial reporting requirements to close-out the grant and other information that formed the basis of the Company's appeal. During March 2007, the Company received notification of the success of its appeal and full re-instatement of the de-obligated funds. As a result of the reinstatement of the de-obligated funds, the Company recognized a gain of $54,401 related to the removal of the previously recorded contingent liability.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at April 30, 2007 and the results of operations for the three and six-month periods ending April 30, 2007 and 2006. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006, including the audited financial statements and notes contained therein.

     Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 under the caption, "Risk Factors." Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity. At April 30, 2007, the Company had a working capital deficit of $1,121,860, consisting of current assets of $4,658 and current liabilities of $1,126,518. This represents a decrease in working capital of $105,751 from fiscal year end October 31, 2006. The decrease in working capital is due to increased liabilities, predominantly deferred salaries and expenses incurred to support operations.

     Current assets decreased by $10,141 and current liabilities increased by $41,988 during the quarter ended April 30, 2007. The increase in current liabilities was primarily related to accrued payroll expenses that were partly off-set by the elimination of a prior contingent liability related to a previously received federal research grant from the National Institutes of Health (See Note G in Notes to the Unaudited, Condensed Financial Statements). The Company continues to operate with limited cash obtained through debt and equity financing. The Company reported a $1,106,393 deficit in shareholders' equity at April 30, 2007, which is a $105,713 increase in the deficit from October 31, 2006.

     During the six months ended April 30, 2007, the Company's financing activities provided cash to support its operating activities. During that time, the Company's operations used $46,110 in cash compared to $49,624 of cash used by operations during the six months ended April 30, 2006. The Company reported an overall increase in cash for the first six months of 2007 of $1,019 that was $1,019 more than the increase in cash for the first three months of 2006. The slight decrease in cash usage during the first six months of 2007 was primarily due to the reduction of expenses due to limited availability of operating capital. The use of cash reflects minimum cash requirements of about $7,700 per month for operations. Cash raised from financing activities was derived from loans or purchase of common stock by the Company's President and Chairman. During the three months ended April 30, 2007, the Chairman loaned the Company $22,300 which is due on demand. Cash requirements for operations has been cut to a minimum level by previous cost reduction measures and is unlikely to be further reduced without additional curtailment or suspension of operations.

     The Company has $7,332 in available debt and cash at the present time and based on present expenditure levels and assuming no additional equity funding or product revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately July 15, 2007. After that, and failing receipt of additional capital, the Company will be forced to suspend operations.

     The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2006. As described in the subsequent section, "Results of Operations", the Company's stem cell research is advancing towards to commercialization of new products that management believes will meet an unmet or underserved market need. Given that the Company is successful in launching these new products, management intents to utilize its resources to achieve revenues from product sales and increase liquidity and capital resources available to the Company through a program designed to increase market awareness of the Company, its technology and products. Management also plans to seek suitable merger candidates in an effort to provide enhanced revenue, capitalization and business opportunities necessary to enhance shareholder value. Some initial discussions are underway with a potential merger candidate, but there is no assurance that any business combination will result.

Results of Operations

     During the three months ended April 30, 2007, the Company realized a net loss of $51,539 or $0.00 per share on no revenue. The net loss was $69,879 less than the net loss for the second fiscal quarter ended April 30, 2006. The decreased net loss compared to the same quarter in 2006 was primarily due to a reinstatement of previously de-obligated funds from a research grant received by the Company during 2001. (See Note G in: "Notes to the Unaudited Condensed Financial Statements"). Total operating expenses were $18,172 less in the second quarter 2007 than the comparable period in 2006, due to a reduction in deferred salaries. The Company now employs one full-time employee whose salary is deferred while in the same period of fiscal year 2006, the Company had two employees whose salaries were deferred. Research and development expenses increased by $21,855 during the second quarter of 2007 compared to 2006, while selling, general and administrative expenses decreased by $40,027.

     During the six months ended April 30, 2007, the Company realized a net loss of $135,713 or $0.01 per share on $500 in revenue. This net loss was a decrease of $97,654 from the loss reported for the six-month period ended April 30, 2006. The decreased net loss was due to reduced salaries and a gain recognized from the reinstatement of previously de-obligated research grant funds.

     Research and development expenses were $122,034 for the first six months of fiscal year 2007, which represents an increase of $35,231 compared to R&D expenses during the same period in 2006. Current R&D activities of the Company are oriented towards advances in its stem cell technology with potential application to research and treatment of diabetes. A predominant current focus is improved cell culture of stem cells and derivative beta islets to more closely resemble in-vivo conditions, advances in the technology used to induce differentiation and development of enhanced measurement tools. During the second quarter of 2007 management believes that there were significant advances in the achievement of these objectives and that these advances afford opportunities for the Company to commercialize its patent-pending stem cell technology. Current R&D efforts are directed towards characterization of differentiated human beta islets derived from its stem cell lines and preparations for launch of products with application in R&D and discovery of new drugs.

     Sales of the Company's presently available VITROCELL products are slower than expected due in part to limited product awareness by the target market. The Company has chosen to focus its currently limited resources on the development of new products designed to fulfill an unmet market need and hopes to engage in an expanded marketing program following launch of the new products. The Company is now in preliminary discussions with a group of marketing professionals who appear to be well suited to assist the Company with an expanded marketing and distribution plan appropriate to the new products that may emerge from R&D efforts by the Company.

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

Item 3. Controls and Procedures

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including of Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the period ended April 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     During the second fiscal quarter of 2007, the Company successfully resolved a dispute with the Department of Health and Human Services of the United States federal government concerning repayment of $48,518.11 plus accrued interest related to a previously received research grant. (See Note G in: "Notes to the Unaudited Condensed Financial Statements"). There is no longer any debt to the Company associated with this claim. Also, there are no other legal matters pending against the Company or its property, officers or directors.

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

Item 6. Exhibits.

     Exhibits: The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2007.

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