Form 10QSB
period 2007-07-31
VITRO DIAGNOSTICS INC
filed 2007-09-18
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2007

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

The number of shares outstanding of the issuer's class of common equity as of September 14, 2007 was 12,450,912.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.   Condensed Balance Sheet, July 31, 2007 (unaudited)                   3

          Condensed Statements of Operations for the three and nine
          months ended July 31, 2007 and 2006 (unaudited)                      4

          Condensed Statements of Cash Flows for the nine months
          ended July 31, 2007 and 2006 (unaudited)                             5

          Notes to the Condensed Unaudited Financial Statements                6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                           10

Item 3.   Controls and Procedures                                             13


PART II - OTHER INFORMATION


Item 5.   Other Information                                                   14

Item 6.   Index to Exhibits                                                   14

          Signatures                                                          14


                                 VITRO DIAGNOSTICS, INC.
                                 Condensed Balance Sheet
                                       (Unaudited)
                                      July 31, 2007

Assets
Current assets:
     Cash .................................................................   $       441
     Accounts receivable ..................................................           900
     Inventory, at cost ...................................................         5,058
                                                                              -----------
                                                       Total current assets         6,399

Equipment, net of accumulated depreciation of $22,515 .....................        15,030
Patents, net of accumulated amortization of $14,170 .......................        15,147
Deferred costs ............................................................        15,088
Other assets ..............................................................         5,193
                                                                              -----------

                                                                              $    56,857
                                                                              ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on note payable (Note E) ..........................   $     6,000
     Current maturities on capital lease obligation (Note E) ..............         1,873
     Accounts payable .....................................................        22,044
     Due to officer (Note B) ..............................................        11,529
     Note payable and acrrued interest payable to officer (Note B) ........       170,458
     Accrued payroll expenses (Note B) ....................................       924,276
     Lines of credit (Note D) .............................................        91,510
                                                                              -----------
                                                  Total current liabilities     1,227,690

Long-term debt (Note E):
     Note payable, less current maturities ................................        20,874
     Capital lease obligation, less current maturities ....................        12,146
                                                                              -----------
                                                          Total liabilities     1,260,710
                                                                              -----------

Contingency (Note G) ......................................................          --

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding .................................          --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        12,450,912 shares issued and outstanding ..........................        12,451
     Additional paid-in capital ...........................................     4,638,251
     Accumulated deficit ..................................................    (5,854,555)
                                                                              -----------
                                                Total shareholders' deficit    (1,203,853)
                                                                              -----------

                                                                              $    56,857
                                                                              ===========

          See accompanying notes to condensed, unaudited financial statements.


                                             VITRO DIAGNOSTICS, INC.
                                       Condensed Statements of Operations
                                                  (Unaudited)

                                                      For The Three Months Ended      For The Nine Months Ended
                                                              July 31,                         July 31,
                                                     ----------------------------    ----------------------------
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------
Product sales ....................................   $        900    $       --      $      1,400    $        165
                                                     ------------    ------------    ------------    ------------

Operating costs and expenses:
    Research and development .....................         62,561          31,554         184,595         118,357
    Selling, general and administrative ..........         26,837          34,958          77,984         167,599
                                                     ------------    ------------    ------------    ------------
                Total operating costs and expenses         89,398          66,512         262,579         285,956
                                                     ------------    ------------    ------------    ------------
                              Loss from operations        (88,498)        (66,512)       (261,179)       (285,791)

Other income (expense):
    Gain resulting from reinstatement of
       previously de-obligated grant (Note G) ....           --              --            54,401            --
    Interest income, officer loan (Note B) .......           --              --              --                20
    Interest expense .............................         (8,962)         (7,018)        (26,395)        (21,126)
                                                     ------------    ------------    ------------    ------------
                          Loss before income taxes        (97,460)        (73,530)       (233,173)       (306,897)

Provision for income taxes (Note C) ..............           --              --              --              --
                                                     ------------    ------------    ------------    ------------

                                          Net loss   $    (97,460)   $    (73,530)   $   (233,173)   $   (306,897)
                                                     ============    ============    ============    ============

Basic and diluted net loss per common share ......   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)
                                                     ============    ============    ============    ============
Shares used in computing basic and diluted
    net loss per common share ....................     12,450,912      11,558,055      12,450,912      10,849,722
                                                     ============    ============    ============    ============



                      See accompanying notes to condensed, unaudited financial statements.


                             VITRO DIAGNOSTICS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                        For The Nine Months Ended
                                                                 July 31,
                                                        -------------------------
                                                            2007        2006
                                                          --------    --------

Net cash used in operating activities .................   $(66,126)   $(74,155)
                                                          --------    --------

Cash flows from investing activities:
     Payments for patents and deferred costs ..........     (3,462)     (2,174)
                                                          --------    --------
Net cash used in investing activities .................     (3,462)     (2,174)
                                                          --------    --------

Cash flows from financing activities:
     Proceeds from issuance of notes payable ..........     44,050      36,348
     Principal payments on notes payable ..............     (4,500)     (3,992)
     Proceeds from lines of credit, net ...............         91       6,533
     Principal payments on capital lease ..............       (764)     (2,560)
     Proceeds from sale of common stock ...............     30,000      40,000
                                                          --------    --------
Net cash provided by financing activities .............     68,877      76,329
                                                          --------    --------

                                     Net change in cash       (711)       --
Cash, beginning of period .............................      1,152        --
                                                          --------    --------
                                    Cash, end of period   $    441    $   --
                                                          ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ......................................   $ 16,545    $ 14,277
                                                          ========    ========
        Income taxes ..................................   $   --      $   --
                                                          ========    ========



      See accompanying notes to condensed, unaudited financial statements.

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended July 31, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Basis of Presentation - Going Concern


     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders' deficits at July 31, 2007, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.


     The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain capital from outside sources, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended October 31, 2006 and 2005, and during the nine months ended July 31, 2007, the then president and now chairman has loaned the Company funds for working capital on an "as needed" basis. There is no assurance that these loans will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company's stem cell technology and the Company's fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company recently launched a new product line, VITROCELL(TM), consisting of novel human cell lines for research and development. These products represent unique opportunities for researchers to utilize proliferating human cell lines for a variety of research applications including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary gland. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company's operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Note B: Related Party Transactions

Indebtedness to officer

During the years ended October 31, 2006, 2005 and 2004, the Company's president paid $2,321, $5,671 and $3,537, respectively, in expenses on behalf of the Company, which remained unpaid as of July 31, 2007. The balance of $11,529 is included in the accompanying condensed financial statements as "Due to officer".

Notes payable

During the period from August 23, 2002 to October 31, 2006 an officer loaned the Company a total of $95,300 through various notes that had also accrued interest in the amount of $21,258. On October 31, 2006, these notes and the accrued interest were consolidated into a single note of $116,558 that matures on October 31, 2007 and accrues interest on the unpaid principal at a rate of 10% per annum. This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer. Accrued interest payable on the note totaled $8,742 at July 31, 2007.

During the nine months ended July 31, 2007, an officer loaned the Company an additional $44,050 for working capital. The loans are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum. Accrued interest payable on the loans totaled $1,108 at July 31, 2007.

Accrued salaries

The Company accrues the salaries of its officer due to a lack of working capital. The Company's president/CEO resigned effective May 19, 2006, leaving James R. Musick as the Company's sole officer. As a result, only Mr. Musick's salary was accrued during the nine months ended July 31, 2007. Salary expense incurred for the nine months ended July 31, 2007 totaled $204,167. Total accrued salaries and payroll taxes totaled $924,276 at July 31, 2007.

Common stock sales

During November 2006, the Company sold 535,714 shares of its common stock to an officer of the Company for $30,000, or $.056 per share. The Board of Directors approved the stock sale. The Board of Directors consisted of one member subsequent to May 19, 2006 which member was also the purchaser of the stock. The stock transaction was recorded at fair value, which was determined to be 80% of the quoted market price on the day prior to the sale of stock, due to the restricted nature of the shares.

Note C: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended July 31, 2007 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Note D: Lines of Credit

The Company has a $12,500 line of credit of which $829 was unused at July 31, 2007. The interest rate on the credit line was 17.25% at July 31, 2007. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $88,000, of which $8,161 was unused at July 31, 2007. The interest rates on the credit cards range from 15.24% to 29.99% as of July 31, 2007.

Note E: Long-Term Debt

Note Payable

During August 2003, the Company converted liabilities owed to its attorney into a promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. As of July 31, 2007, the Company owed $26,874 on the note. Future maturities of the note are as follows:

              Year ended October 31,
              ----------------------------
                   2007................................  $  6,000
                   2008................................     6,000
                   2009................................     6,000
                   2010................................     6,000
                   2011................................     2,874
                                                       ----------
                                                         $ 26,874
                                                       ==========

Capital Lease Obligation

On July 26, 2007, the Company entered into a capital lease agreement to acquire laboratory equipment. The Company is obligated to make 3 monthly payments of $25 and 60 monthly payments of $382 under the lease. Future maturities of the capital lease obligation are as follows:


                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


             Year ended October 31,
             -----------------------------
                  2007................................. $      75
                  2008.................................     4,587
                  2009.................................     4,587
                  2010.................................     4,587
                  2011.................................     4,587
                  2012.................................     3,823
                                                       ----------
                                                        $  22,246

             Less: imputed interest....................    (8,227)
                                                       ----------
             Present value of net minimum
                lease payments......................... $  14,019
                                                       ==========


The president of the Company has personally guaranteed the lease obligation.

Note F: Shareholders' Deficit

Employee stock options

The following schedule summarizes the changes in the Company's outstanding stock options:

                                                                     Weighted
                                          Options Outstanding        Average                    Weighted
                                     ---------------------------    Remaining    Aggregate      Average
                                      Number of   Exercise Price   Contractual   Intrinsic   Exercise Price
                                       Shares       Per Share         Life         Value       Per Share
                                     ----------   --------------   -----------   ---------   --------------
Balance at October 31, 2006.........   805,864     $.08 to $.81    7.73 years                   $ 0.30
   Options granted..................      --           $0.00                                    $ -
   Options exercised................      --           $0.00                                    $ -
   Options expired..................  (100,000)        $0.08                                    $ 0.08
                                     ---------

Balance at July 31, 2007.............  705,864     $.08 to $.81    7.23 years       $ -         $ 0.19
                                     =========     ============    ==========     ========     ========

Exercisable at October 31, 2006......  505,864     $.08 to $.81    6.65 years                   $ 0.30

Exercisable at July 31, 2007.........  405,864     $.08 to $.81    6.15 years       $ -         $ 0.19
                                     =========     ============    ==========     ========     ========


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

                                       9

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Note H: Subsequent Event

On August 20, 2007, the Company entered into a Consulting Agreement with Mr. Joe Nieusma of Superior Toxicology & Wellness ("Superior"). Under the terms of the agreement, Superior will provide services including, but not limited to:

     o Assistance with the development and funding of the Company's current business plan;
     o Assistance with the launch of products targeting applications in the development and discovery of new drug and biological products; and
     o Assistance with the marketing and sales of all existing and proposed products and technology that are now available, or will be available for commercial distribution during the term of the agreement.

In exchange for the above services, the Company will pay Superior $50 per hour capped at a maximum of 240 hours for the six month term of the agreement. In addition, the Company will award Mr. Nieusma the following stock bonuses to be paid in shares of the Company's common stock:

     a. 100,000 shares upon the sale of stem-derived human beta islets as evidenced by issuance of a commercial invoice;
     b. 100,000 shares upon the achievement of a key milestone necessary for commercialization of the Company's new products; and
     c. 100,000 shares upon the receipt of $100,000 or more in capital funding of the Company based upon the Company's current business plan or subsequent versions thereof.

Compensation for the successful direct sale of Vitro's products, patent licenses or other revenue-generating event shall be based on industry standards and include a gross sales commission of 15% in addition to the compensation described above.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction
------------

     This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at July 31, 2007 and the results of operations for the three and nine-month periods ending July 31, 2007 and 2006. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

     The Company continues to have a shortage of working capital and liquidity while continuing to advance its technology towards commercialization of new products. At July 31, 2007, the Company had a working capital deficit of $1,221,291, consisting of current assets of $6,399 and current liabilities of $1,227,690. This represents a decrease in working capital of $205,182 from fiscal year end October 31, 2006. The decrease in working capital is due to increased liabilities, predominantly deferred salaries and expenses incurred to support operations.

     Current assets increased by $1,741 and current liabilities increased by $101,172 during the quarter ended July 31, 2007. The increase in current liabilities was primarily related to $76,849 accrued payroll expenses with the remaining $24,323 liability due to operating expenses in excess of revenues. The Company continues to operate with limited cash obtained through debt and equity financing. The Company reported a $1,203,853 deficit in shareholders' equity at July 31, 2007, which is a $203,173 increase in the deficit from October 31, 2006.

     During the nine months ended July 31, 2007, the Company's financing activities provided cash to support its operating activities. During that time, the Company's operations used $66,126 in cash compared to $74,155 of cash used by operations during the nine months ended July 31, 2006. The Company reported an overall decrease in cash for the first nine months of 2007 of $711 compared to no decrease in the nine months ended July 31, 2006. The slight decrease in cash usage during the first nine months of 2007 was primarily due to the reduction of expenses due to limited availability of operating capital. The use of cash during the first nine months of fiscal year 2007reflects minimum cash requirements of about $7,350 per month for operations. Cash raised from financing activities was derived from loans or purchase of common stock by the Company's President and Chairman. During the nine months ended July 31, 2007, the Chairman loaned the Company $44,050 which is due on demand. Cash requirements for operations has been cut to a minimum level by previous cost reduction measures and is unlikely to be further reduced without additional curtailment or suspension of operations.

     The Company has $10,698 as available debt and cash at the present time and based on present expenditure levels and assuming no additional equity funding or product revenues, management believes that there is sufficient capital to maintain operations at the present level through approximately October 31, 2007. After that, and failing receipt of additional capital, the Company will be forced to suspend operations.

     The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2006. As described in the subsequent section, "Results of Operations", the Company's stem cell research is advancing towards to commercialization of new products that management believes will meet an unmet or underserved market need. Given that the Company is successful in launching these new products, management intents to utilize its resources to achieve revenues from product sales and increase liquidity and capital resources available to the Company. Management has ongoing discussions with individuals and financial institutions interested in funding the Company and is in early-stage discussions with potential financial partners. Management is also pursuing mutually beneficial business combinations including strategic alliance, research collaborations, mergers, etc in an effort to provide enhanced revenue, capitalization and business opportunities necessary to enhance shareholder value.

Results of Operations

     During the three months ended July 31, 2007, the Company realized a net loss of $97,460 or ($0.01) per share on $900 revenue. The net loss was $23,930 more than the net loss for the third fiscal quarter ended July 31, 2006. The increased net loss compared to the same quarter in 2006 was primarily due to increased R & D expenses. Total operating expenses were $22,886 more in the third quarter 2007 than the comparable period in 2006, also due to increased R&D expenses. The Company now employs one full-time employee whose salary is deferred. Research and development expenses increased by $31,007 during the third quarter of 2007 compared to 2006, while selling, general and administrative expenses decreased by $8,121.

     During the nine months ended July 31, 2007, the Company realized a net loss of $233,173 or $0.02 per share on $1,400 in revenue. This net loss was a decrease of $73,724 from the loss reported for the nine-month period ended July 31, 2006. The decreased net loss was due to reduced salaries and a gain recognized from the reinstatement of previously de-obligated research grant funds.

     Research and development expenses were $184,595 for the first nine months of fiscal year 2007, which represents an increase of $66,238 compared to R&D expenses during the same period in 2006. Current R&D activities of the Company are oriented towards advances in its stem cell technology with potential application to research and treatment of diabetes. During the third quarter of 2007, the Company announced a key advance in its efforts to differentiate human beta islets from adult stem cell lines that the Company owns. Through its R&D efforts, the Company discovered a new method to produce pancreatic beta islets from its adult stem cell lines. These islets share several properties of islets isolated from the human pancreas gland, including expression and secretion of insulin. Management believes that the new method provides the Company the technology necessary to commercially manufacture stem cell-derived human beta islets for applications in research, drug development and drug discovery. Products intended for these applications do not require pre-market approval by the FDA. Subsequently, the Company has substantiated and expanded its earlier R&D results. Present efforts involve final development of commercial manufacturing and quality control procedures necessary to support commercial distribution. Management is unaware of competing products and is utilizing all resources available to commercialize this product as quickly as possible.

     Sales of the Company's presently available VITROCELL products are slower than expected due in part to limited product awareness by the target market. The Company has chosen to focus its currently limited resources on the development of new products targeting a perceived unmet market need and hopes to engage in an expanded marketing program following launch of the new products. The Company has now hired a business development consultant to assist in various activities necessary to launch the Company's new products and expand distribution of the Company's existing products (See Note H: Subsequent Event, Notes to the Unaudited Condensed Financial Statements). These activities include identification and quantitative assessment of initial target markets, achievement of key milestones necessary for product introduction and the development and implementation of sales and distribution plans that emphasize direct sales by the Company.

     The Company's beta islet stem cells and related proprietary technology also have potential application in the development of cell therapy for Type I and some Type II diabetic patients. Recent clinical trials by independent third parties have shown positive benefit of transplantation of beta islets together with various immunosuppressive drugs in the treatment of Type I diabetes. However, the relatively small number of islets available for transplantation and use of immunosuppressive therapy limit this transplantation therapy. The Company's stem cell technology has potential for development of an infinite supply of transplantable beta cells that may be transplanted without use of immunosuppressive drugs and this is a longer-term goal. Such development would require greater resources than are presently available to the Company and management is seeking appropriate alliances and financing to support these objectives.

Item 3. Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including of Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the period ended July 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 6. Exhibits.

     Exhibits: The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 18, 2007.

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