Form 10KSB
period 2007-12-31
VITRO DIAGNOSTICS INC
filed 2008-02-13
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-17378

VITRO DIAGNOSTICS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1012042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12635 E. Montview Blvd., Aurora, Colorado	80045
(Address of principal executive offices)	(Zip Code)

(720) 859-4120

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.001 par value
(Title of each class)

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State issuer's revenue for its most recent fiscal year:  $9,100.

The aggregate market value of the 6,933,287 shares of voting stock held by non-affiliates of the Company at February 9, 2008, calculated by taking the last sales price of the Company's common stock of $.11 on February 9, 2008 was $762,662.

The number of shares outstanding of the issuer’s common equity as of February 9, 2008 was 13,931,681.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Additional Information

Descriptions in this report are qualified by reference to the contents of any contract, agreement or other documents described herein and are not necessarily complete.  Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission.  (See "ITEM 13. EXHIBITS.")

Special Note Regarding Forward-Looking Statements

Please see the note under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," for a description of special factors potentially affecting forward-looking statements included in this report.

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

Our common stock is currently traded over the counter and quoted on the OTC Bulletin Board under the ticker symbol "VODG."  We maintain a website at www.vitrodiag.com.

Narrative Description of Business

Our current strategy is to complete final development and commercialize new products derived from our stem cell research.  We presently develop, manufacture and market products for use in research and related applications that do not require approval of the United States Food and Drug Administration ("FDA") prior to market introduction.  Our existing products include the VITROCELL™ Product Line consisting of select human cell lines and related products.  The sales of our VITROCELL™ products increased slightly during 2007.  We have also developed products and product candidates for treatment of infertility.

The predominant focus of operations during the fiscal year ended October 31, 2007, which we refer to in this report as 2007, was to continue prior research involving the establishment and characterization of stem cell lines with applications in diabetes research and efforts to develop novel cell therapies for diabetes.  The Company developed and owns 29 adult human pancreatic stem cell lines that are distinct from the limited number of embryonic stem cell lines that are presently approved for federally funded research.  These cell lines have potential commercial application to diabetes research and therapy.  Our current goals are to develop stem cell-derived products for distribution to research markets and for select applications in drug discovery and development; eventually, the Company's stem cell technology may lead to new therapeutic products to treat animal and human diabetes.

Stem Cell Technology and Related Products.

Based upon a desire to produce an infinite supply of human cells for various medical applications, the Company had previously developed technology for the immortalization of cells based upon genetic engineering.  More recently, the Company has shifted its efforts to the discovery, characterization and development of methods to maintain indefinite proliferation and to induce differentiation of stem cells.

Stem cell lines are divided into two broad classes: embryonic and adult.  Embryonic stem cells have the potential to differentiate into all cell types of the body and their isolation from an embryo generally precludes survival of the embryo.  Adult stem cells are present within various non-embryonic tissues, generally differentiate into a limited number of different cell types and may be isolated without necessarily comprising viability of the donor organism, e.g., bone marrow stem cells.  The Company's stem cell research focuses on the use of adult stem cells and does not involve embryonic stem cell research.

The Company's research efforts have focused on the generation, characterization and differentiation of stem cells that give rise to human beta islets, which are structures of the pancreas gland responsible for the production and secretion of insulin and glucagon that regulate carbohydrate metabolism.  The Company developed a novel method for the generation of adult stem cells and using this method, generated 29 adult human beta islet stem cell lines that are now owned by the Company.  The Company also developed another three human pancreatic stem cell lines that are jointly owned by the Company and a potential alliance partner.  The role of strategic alliances in the development of the Company’s business is discussed elsewhere (See: Part II, Item 6: Management’s Discussion and Analysis or Plan of Action). The Company also developed new methods to induce differentiation of functional beta cells from these stem cells that contain and release insulin in response to elevated glucose levels.  Glucose-regulated insulin secretion is a critical function of beta cells which is lost in type I diabetics due to autoimmune reaction against beta cells.  The discovery of novel methods for differentiation of functional beta cells enhances the potential use of the Company's stem cell lines for cell therapy of diabetes.

During 2007, the Company continued its development of stem cell differentiation methods and discovered a refined method for differentiation involving use of conditions that more closely represent the environment present within the human body.  This procedure is presently being further refined into a method suitable for the commercial production of stem cell-derived human beta islets.  Our results indicate that our stem cell-derived islets share many characteristics of native islets present within the human pancreas gland including the expression and secretion of insulin.  The new method results in higher yields of islets from stem cells and other advantages.  Since some of the stem cell lines from which the islets are derived have demonstrated immortality or self-renewal, the new process together with the previously developed cell lines may represent an indefinite source of human beta islets that are identical to those present in the human body.

The Company also revised its business plan in 2007 based on its advanced stem cell technology.  Following product commercialization, the Company plans to target markets in medical research and drug discovery and development where there appears to be an unmet market need.  Sales into these target markets will not require pre-market FDA approval but may require interactions with FDA.  During the two fiscal years ended October 31, 2007 and 2006, the Company spent $268,735 and $173,037, respectively, for research and development.

Type I diabetes may be successfully treated by transplantation of beta islet cells.  However, there is an insufficient supply of transplantable materials to treat the number of afflicted patients and discovery of viable methods to increase the number of available beta islets for transplantation is a major goal of diabetes research in general.  The Company's stem cell lines and associated differentiation methods represent a potential indefinite supply of human beta cells for use in transplantation into diabetic patients.  However, the development of such a diabetes therapeutic product requires considerable resources beyond those currently available to the Company.  Our strategy is to seek appropriate partnerships with third parties for the commercialization of therapeutic products and ongoing efforts to establish these alliances are described elsewhere. (See: Part II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.)  Therapeutic applications of the Company's stem cell technology are longer-term goals of the Company.

We presently sell our VITROCELL™ products to the medical research industry. These include various human cell lines of pancreatic origin and a growth medium, called VitroPlus II. Laboratories use cell lines for various experimental purposes including the testing and discovery of new drugs and this requires growth of cells by a process called cell culture. This is a specialized area of medical research involving skilled personnel, specialized equipment and optimized growth media. VitroPlus II is a proprietary liquid formulation that has been optimized by the Company (& trade secret protected) for growth of its human pancreatic cell lines.  It may also have broader application in the growth and maintenance of other stem cell lines. The Company also provides responsive technical support to our customers enabling them to rapidly incorporate our products into their ongoing research.

The VITROCELL™ products include human pancreatic cell lines and growth media optimized to support these cells.  These products were sold through an existing distribution agreement and are primarily intended for use in biomedical research.  Our products are especially suited for research studies of stem cell self-renewal and differentiation.

Marketing and Distribution.  The Company has sold its products directly and through distributors.  The Company has a non-exclusive contract for distribution of its VITROCELL™ products through Chemicon International, Inc., now a division of Millipore Inc.  The Company also sells its products directly and may establish distribution agreements with other third parties in the future.  The Company plans to sell its stem cell-derived human beta islets directly to target markets and may also use select distributors as are appropriate.

Fertility Drug Candidates.

The Company's previous manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes.  An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 35 years.  The worldwide market for FSH and related products is approximately $1.3 billion per year.  Since the sale of the diagnostic operation in 2000, management has continued efforts to develop these discoveries into commercially valuable assets.  However, in the recent past, the Company has utilized its limited resources for its stem cell research and manufacture of the VITROCELL™ product line in an effort to establish financial support and revenue from product sales in the near term.  There was no new development of the Company's technology related to fertility drugs in 2007.  The Company's stem cell technology has potential application to generation of new cell lines for FSH production but this development would require additional R&D to demonstrate feasibility.

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

VITROPIN-V™ is envisioned to be the only product on the market identical to native FSH.  The Company one day hopes to produce this product through use of its cell immortalization technology.  VITROPIN-V™ is still in an early development stage and is projected to require substantial funding and approximately three to four years' additional development to be marketable.

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

The U.S. Food and Drug Administration ("FDA") has not yet approved any of these products for commercial distribution within the United States.

Patents and Other Intellectual Property Protection

The Company has applied for and has obtained or is in the process of obtaining patents and other protection for its intellectual property in order to protect its investments.  The United States Patent and Trademark Office, or USPTO, issued the Company's first patent on November 23, 1999 (US Patent No. 5,990,288).  This invention was entitled "Methods for Purifying FSH" and details methods to manufacture highly purified FSH from various sources.  Management believes this invention represents a significant advance in the methods previously used to purify FSH and to produce therapeutic FSH.  The Company maintains this patent in an active status.

The Company was granted another patent by the USPTO in 2002 entitled, "Immortalized Cell Lines and Methods of Making the Same."  This patent provides protection to the Company's technology related to immortalization of pituitary cells by genetic engineering.  This technology has potential application to the commercial production of FSH and other human pituitary hormones through immortalization of the cells of the pituitary gland that normally produce these hormones.  The Company maintains this patent in an active status.

The Company now has a pending patent application concerning its stem cell technology entitled, "GENERATION AND DIFFERENTIATION OF ADULT STEM CELL LINES" that was filed with both the USPTO and internationally in 2005, potentially allowing patents in the United States and several foreign countries.  Subsequent research and new cell lines constitute additional intellectual property potentially extending coverage of the patent application.  During 2007, the Company filed a request for patent in Canada through its prior application.  There can be no assurance that the Company will succeed in obtaining any such patent protection or that these patents would withstand legal challenges.

The Company's technology related to the production of cell culture media is protected as trade secret.

The Company has established trademark claims to its products VITROPIN™, VITROJECT™, and VITROPIN-V™ informally by publication.  These trademarks are thus common law marks that may be challenged by the owners of similar, established and registered marks that existed prior to initial publication by the Company, but no such challenge has occurred since original publication of these marks in 2000.  The Company, also has the following trademarks registered in the State of Colorado: "Vitro Biopharma", "VITROCELL" and "Harnessing the Power of Cells"; these registrations expire on 7/2/2012, 11/25/2013 and 11/25/2013 respectively.  The Company may elect to formally protect some or all of these marks through registration with the USPTO in the future.  However, we do not believe the absence of formal trademark protection will adversely affect our business.

Regulatory Approval

Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale.  In the United States, the U.S. Food and Drug Administration, or FDA, oversees approval of such products.  Since the FDA has previously approved FSH, the Company has determined that the appropriate means to gain VITROPIN™ approval is a type of abbreviated version of a new drug application.  The process of FDA can be time consuming and require millions of dollars in capital expenditures.  The Company has no plans to make such application in the foreseeable future.

Competition

Human cell lines are also produced and marketed by other companies with substantially greater resources than the Company.  Present suppliers of human cells and related products include Crucell N.V., Cambrex Corporation and the American Type Culture Collection.  All of these firms have long-standing histories and significant financial resources.

To the best knowledge of the Company, there are presently no other commercial suppliers of stem cell-derived human beta islets.  These are now provided to the medical research community sporadically through organizations that derive material for transplantation into diabetic patients.  Some tissues derived from organ donors are rejected from transplantation because of viral contamination and these are then provided to medical researchers.  These materials are available only infrequently and the recipients assume the risks of handling contaminated materials.  However, there can be no assurance of the lack of competition to the Company's proposed products.

The Company faces competition from a number of larger, well-established entities in the area of fertility treatment.  Serono-Merck controls approximately 50% of the worldwide FSH market.  The Organon Biosciences, now owned by Schering Plough, has the majority of the remaining market and Ferring Pharmaceuticals has the remaining share of the market.  These manufacturers have diversified product lines including impure LH/FSH combination drugs, purified urinary and recombinant FSH.

The existing market participants represent substantial competition to any entity hoping to introduce new products into the human fertility market, including the Company.  All of these entities have substantially greater financial and personnel resources than the Company.

Employees

The Company presently has one full time employee, the Company's President, CEO, Chairman, and CFO.  This individual provides primary support of technical operations, including research and development, production of the VITROCELL™ product line and all administrative functions of the Company.  The Company's Vice President provides the Company with periodic consultation related to the achievement of its business objectives.

During 2007, the Company entered into a consulting agreement with Superior Toxicology and Wellness, a consulting firm located in Superior Colorado.  Superior provides the Company with assistance in business development with an emphasis on marketing and sales of the proposed stem cell-derived human beta islets to the pharmaceutical manufacturing sector.

The Company also utilizes the services of other consultants and advisors to supplement the resources of its employee from time to time.  These include scientific and laboratory personnel, accountants, auditors and attorneys.  Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real property.  During 2007, the Company leased its office and laboratory space, consisting of 720 square feet, at 12635 East Montview Boulevard, Suite 218, Aurora, CO 80045.  The lease was a full service lease allowing Company personnel access to common areas, conference rooms and use of certain laboratory equipment.  The lease for this space expired December 31, 2007 and the Company presently sub-leases approximately 600 square feet at 12635 East Montview Boulevard, Suite 214, Aurora, CO 80045 on a month-to-month basis.  This sub-lease expires on June 30, 2008.  The Company has plans to move its operations to Golden Colorado during 2008 into a new and expanded facility.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information sets forth the high and low bid price for the Company's common stock for each quarter within the last two fiscal years. The Company's common stock is traded over-the-counter and quoted on the OTC Bulletin Board. The following information was obtained from Yahoo.com. The prices set forth below do not include retail mark-ups, mark-downs or commissions, and may not represent prices at which actual transactions occurred.

Fiscal Quarter Ended	High	Low
2007
January 31	$0.15	$0.07
April 30	0.20	0.075
July 31	0.19	0.02
October 31	0.25	0.03

2006
January 31	$0.18	$0.08
April 30	0.12	0.03
July 31	0.10	0.02
October 31	0.10	0.07

Penny Stock Rule

The Company's common stock is presently classified as a "penny stock" under existing securities laws since the stock is not listed on a national securities exchange and trades below $5 per share and since the Company does not meet the minimum financial requirements established by these rules.  Since our stock is characterized as a penny stock, our stock is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document.  The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade.  The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account.  The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Holders of our Common Stock

As of January 26, 2008, the Company had approximately 1,937 shareholders of record, not including persons who hold their shares in "street name".

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year end October 31, 2007, and compares that to its financial condition at year-end 2006.  It also analyzes our results of operation for the year ended October 31, 2007 and compares those results to the year ended October 31, 2006.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

The Company's recent operations and development of its business plan have been limited due to lack of sufficient capital resources.  Since mid-2002, the Company has maintained minimal operations that were financed through debt and equity funding provided by the Company's president, CEO and Chairman.  These operations focused on the development and commercialization of its stem cell technology as described previously.  In an effort to expand those operations, management of the Company had been engaged in efforts to obtain capital from outside sources.

Further to these efforts, the Company completed a private placement of its securities subsequent to the fiscal year end.  On January 31, 2008, which we refer to as the Closing Date, the Company sold 1,250,000 units to three investors for gross proceeds of $125,000, or $0.10 per unit.  Each unit consisted of one share of the Company's common stock and eight tenths (8/10) of a Class A Warrant.  The Class A Warrants permit the investors to acquire an aggregate of 1,000,000 million additional shares of common stock at an exercise price of $0.125 per share and 500,000 Class B Warrants at an exercise price of $0.25 per share.  The Class A Warrants are exercisable for a period of 90 days from the Closing Date and must be exercised in the event the Company reaches certain performance milestones with regard to its business plan.

The Class B warrants are exercisable for a period of seven months from the Closing Date and must be exercised in the event the Company reaches an additional milestone within the three months ending July 31, 2008.  If the investors exercise the Class B warrants, they would also receive 500,000 Class C Warrants to acquire an additional 500,000 shares of common stock at $0.25 per share.  These Class C Warrants are exercisable for a period of ten months from the Closing Date and must be exercised if the Company reaches an additional milestone within the three months ended October 31, 2008.  The proceeds of this sale, together with the proceeds from the exercise of all of the warrants, of which there is no assurance, would result in gross proceeds to the Company of $500,000.  Proceeds from the offering will be used to reduce certain outstanding debt and continue commercial development of the Company's products.

The Company also received an additional $15,000 from sale of its common stock to an individual and collected its accounts receivable subsequent to the end of fiscal year 2007.

The Company is also pursuing potential strategic alliance partners.  Management believes that there are opportunities for alliances to develop the Company's products and technology for therapeutic applications.  There are ongoing discussions and opportunities for alliances to develop these products.  However, the Company is presently focused on commercialization of its stem cell-derived beta islets for non-therapeutic applications since there is an immediate market need and the pathway to commercialization is relatively near term and less costly than development of therapeutic products.

Liquidity and Capital Resources

In 2007, the Company continued to experience a shortage of working capital and liquidity.  At fiscal year end October 31, 2007, the Company had a working capital deficit of $1,325,450, consisting of current assets of $22,343 and current liabilities of $1,347,793.  This represents a decrease of $309,341 from fiscal year end October 31, 2006.  Current assets increased $17,402 from year-end 2006 to 2007 while total assets increased $34,901 during that time, the former from increased accounts receivable and cash while the latter was predominantly due to the acquisition of new equipment and increased deferred costs related to the Company's patent holdings.  Current liabilities increased $326,743 from year-end 2006 to 2007 while total liabilities increased $340,437, each predominantly from accrued salaries and increases in the note payable and accrued interest owed to the Company's president and CEO.

The working capital deficit was somewhat remedied by the private placement discussed above, although the Company remains dependent on receipt of additional cash to continue its business plan and achieve profitability in the future.  The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2007 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.

During the fiscal year ended October 31, 2007, the Company's financing activities provided $132,411 to support operations.  During that time, the Company's operations used $113,914 of cash compared to $93,688 of cash used during the twelve months ended October 31, 2006.  The increase in cash usage was predominantly due to additional expenses and increased outlays for research and development as well as increased interest expense.  The use of cash during 2007 reflects a minimum cash requirement of about $9,500 per month for operations while the cash raised from financing activities was primarily from debt and equity investments in the Company by its Chairman, President and CEO.  The general increase in cash usage in the past two years reflects increased research and development activities as the Company continued to advance the development of its stem cell technology into new commercial products.

The Company had lines of credit totaling $100,500 with $9,392 in available credit at fiscal year end 2007.  Credit balances have increased since then.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

Sales of the VITROCELL products increased in 2007 and continued or increased revenues in 2008 would further contribute to satisfying capital needs in 2008.  In addition, the Company's technology and product candidates related to treatment of infertility provide potential revenue generation both in the near term and through a pipeline of potential products.

Management has also conserved working capital by reducing administrative expenses and expenditures related to research activities while maintaining essential operational activities.  The Company also intends to pursue other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Results of Operations

Year Ended October 31, 2007.  During the year ended October 31, 2007, the Company realized a net loss of $350,399, or ($.03) per share, with $9,100 in product revenue. The operating loss in 2007 was $83,380 less than the operating loss of $453,133 in 2006. The decreased operating loss during 2007 as compared to 2006 was primarily due to increased sales, decreased non-cash salary expense and the absence of asset write-off. Product sales were $7,460 more than in 2006. There was growth in sales of both cell lines and the media (VitroPlus II) required for continued use of the cell lines in 2007. These results indicate a growing market for these products. However, management projects greater sales of its stem cell-derived human beta islets due to additional markets within pharmaceutical manufacturing for applications in new drug discovery and development. Management does not anticipate revenue from its fertility drugs in the immediate future. Commercialization of these products depends on significant funding, further product development including clinical trials, FDA approval, and other conditions prior to commercial sale of any product.

Total operating expenses were $75,920 less in 2007 than in 2006, primarily due to reduced salary expense and the lack of asset impairment.  Selling, general and administrative expenses in 2007 were $136,114 less than in 2006, primarily related to decreased accrued salaries.

Research and development expenses (R&D) increased by $95,698 during fiscal year 2007 compared to fiscal year 2006.  This increase was predominantly due to the allocation of a portion of accrued salary expense to R&D and increased R&D expenses.  The Company's R&D activities were oriented towards advances in the commercialization of its stem cell technology as described previously (Part I, Item 1).  Management believes that these advances improve opportunities for the Company to commercialize new products with an unmet market need in the near term.  Management also believes that these advances also increase opportunities for the establishment of strategic alliances.

Other expenses increased from fiscal 2006 to 2007, since interest expenses increased.

Year Ended October 31, 2006.  During the year ended October 31, 2006, the Company realized a net loss of $536,193, or ($.05) per share, on $1,640 of revenue.

Operating expenses increased from fiscal 2005 to fiscal 2006, due to the write-off of intangible assets and increased accrued salary expenses.  Selling, general and administrative expenses increased by $72,082 in 2006.  Research and development expenses also increased by $40,903 in 2006.

Other expenses increased from fiscal 2005 to 2006 primarily due to increased interest expense due to increased debt.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154).  SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, correction of errors in previously issued financial statements.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS 154 is not expected to have a material impact on the Company's results of operations or financial position.

On July 13, 2006 the FASB posted to its website the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48).  FIN 48, creates a single model to address uncertainty in income tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109).  This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption to have a material impact on the Company's financial statements.

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

Estimates

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

Patents, Deferred Costs and Amortization

Patents consist of costs incurred to acquire issued patents.  Amortization commences once a patent is granted.  Costs incurred to acquire patents that have not been issued are reported as deferred costs.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires.  The Company amortizes its patents over a period of ten years.  Amortization expense totaled $2,932 and $2,932 for the years ended October 31, 2007 and 2006, respectively.

RISK FACTORS

This 10-KSB report, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors including those discussed below.

1.

The Company is wholly dependent on the efforts and expertise of its sole employee to further its business plan, and the loss of his service for any reason would have a material adverse effect on the Company and its business and may require a suspension of operations.  Achievement of the objectives described in this report depends critically upon Dr. James Musick, who has contributed substantially to the development of the products and technology presently owned by the Company.  At present, the Company has an employment contract with Dr. Musick.  However, the Company does not maintain "key man" life insurance on his life.  Loss of his services would adversely impact the efforts to commercialize of the Company's products.

2.

There is a very limited trading market for the Company's common stock, and investors may have difficulty selling their stock, should they desire to do so.  There is presently limited liquidity in the public stock of the Company as indicated by relatively low price of the Company's stock and a relatively low volume of trading.  This limited liquidity is related in part to the fact that the Company's stock is traded on the OTC Bulletin Board and is considered a "penny stock."  Such limited liquidity of the Company's securities may limit the funding abilities of the Company that are related to equity transactions and may adversely affect the ability of shareholders to sell their stock at an acceptable price.

3.

We are dependent on receipt of regulatory approval to commence marketing our fertility drug candidates, and this approval process will be extremely costly and time consuming.  Prior to the marketing and sale of the Company's fertility drug products, regulatory approval is essential.  While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products.  The absence of regulatory approval together with a lack of working capital, essentially blocks the commercialization of the Company's fertility drug products.

4.

Our patent relating to potential fertility drugs is subject to a lien in favor of our largest creditor, and a default under the underlying debt may result in our forfeiting that technology.  Some of the Company's debt is collateralized by a lien against certain assets and a default by the Company could result in a seizure of those assets.  The Company has a note payable to its Chairman and primary shareholder that is secured by a lien against FSH patents that were issued in 1999.  These assets may be seized in the event of default, which would preclude the Company from developing any products related to the technology.

5.

We will be required to formally assess our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such assessment could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will be required to furnish a report by our management on internal controls for the fiscal year ending on or after December 2007.  Such a report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective.  This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management, and our own assessment must eventually be audited by our independent accountants.  Presently our personnel are limited and we lack third party checks and balances in our internal control although the individual responsible for financial control has 20 years employment with and significant ownership of the Company.

At the time of the required disclosures, we may be forced to disclose significant deficiencies and/or material weaknesses in our internal controls, depending on the status of personnel and internal controls.  If we are unable to assert that our internal controls over financial reporting are effective, or if we disclose significant deficiencies or material weaknesses in our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

The audit reports of the Company on its financial statements for the two fiscal years ended October 31, 2004 and 2005 did not contain any adverse opinion or disclaimer of opinion.  The reports for the two years ended October 31, 2005 contained a paragraph that raised doubt about the Company's ability to continue as a going concern; otherwise, the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's fiscal year ended October 31, 2005 and the subsequent interim period up to January 16, 2007, there were no disagreements with Miller and McCollom, whether or not resolved, on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure which, if not resolved to Miller and McCollom's satisfaction, would have caused Miller and McCollom  to make reference to the subject matter of such disagreement in connection with its report on the Company's financial statements for such periods.  Miller and McCollom did not audit the Company's financial statements for the fiscal year ended October 31, 2004.

ITEM 8A.

CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including of Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of October 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting during the year ended October 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following individuals presently serve as officers and directors of the Company:

Name	Age	Position
James R. Musick, Ph.D.	61	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary
Erik D. Van Horn	39	Vice President

Directors of the Company serve until the next annual meeting of shareholders and until their successors are elected and qualified. Officers serve at the will of the Board of Directors.

The Company currently has no audit or other committee of the Board of Directors and no financial experts on its Board. The entire Board of Directors performs the functions typically performed by an audit committee. There is no “audit committee financial expert” on the Board, as defined by SEC rule. The absence of a financial expert has historically been due to the Company’s inability to attract any additional candidates to its Board due to its limited working capital, but hopes to identify one or more individuals in the future to add to its existing membership.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 furnished to the Company under relevant SEC rules, no officer or director failed to file reports required under Section 16(a) of the Securities Exchange Act of 1934 during the year ended October 31, 2007.

ITEM 10.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman,	2007	$ 279,167(1)	$ 279,167
President, Chief Executive	2006	220,833(1)	220,833
Officer, Chief Operating Officer, Chief Financial Officer

Eric Van Horn, Vice	2007	-0-	-0-
President	2006	-0-	-0-

(1)

All of the salary was accrued.

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

The Agreement also provides that if the Employee is terminated without cause or the employee resigns with “good reason,” the Company shall pay Employee one (1) year’s base salary at the rate prevailing for employee immediately prior to such termination as severance pay, payable in accordance with Company’s policy. Employee shall also be entitled to receive benefits to which he was entitled immediately preceding the date of termination for a period of twelve (12) months from date of termination. Resignation with good reason includes resignation following a change in control, as defined in the agreement.

Compensation of Directors

Directors are not paid any additional compensation for their services as such.  However, each is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	(#)	(#)	($)
James R. Musick	31,848	0	0	$ 0.63	6/7/2009	-	-	-	-
James R. Musick	200,000	0	0	0.08	2/10/2016	-	-	-	-
James R. Musick	0	0	300,000	$ 0.17	4/1/2015	-	-	-	-
Erik D. Van Horn	100,000	0	0	$ 0.10	5/4/2008	-	-	-	-
Erik D. Van Horn	30,516	0	0	$ 0.63	6/7/2009	-	-	-	-

Stock Option Plan

The Company adopted an Equity Incentive Plan on October 9, 2000 (the "Plan") for the benefit of key personnel and others providing significant services to the Company.  The Plan replaced the 1992 Equity Incentive Plan (the "1992 Plan").  The 1992 Plan will remain effective only so long as options remain outstanding under the 1992 Plan.  No new options will be granted under the 1992 Plan, and the only shares that will be issued under the 1992 Plan are those shares underlying currently outstanding options.

The Plan authorizes total awards of up to 1,000,000 shares of the Company's common stock.  Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants.  If an award made under the Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for future awards under the Plan.  Awards may not be transferred except by will or the laws of descent and distribution.  No awards may be granted under the Plan after September 30, 2010.

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

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	543,500	$ 0.15	425,885
Equity compensation plans not approved by security holders	162,364	$ 0.30	0
TOTAL	705,864		0

Compensation plans not approved by security holders included the 1992 equity incentive plan.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 9, 2008, based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock. The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised. At February 9, 2008, the Company had outstanding 13,931,681 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 12635 E. Montview Blvd., Aurora, Colorado 80010	4,298,110	30.3%

Erik Van Horn(3) 12635 E. Montview Blvd., Aurora, Colorado 80010	330,516	2.4%

Officers and Directors as a group(1) (2) (,3) (2 individuals)	4,628,626	32.4%

Other Shareholders

Roger D. Hurst(4) 8100 Southpark Way, Unit B-1 Littleton, CO 80120	1,132,482	8.1%

The James R. Musick Trust 12635 E. Montview Blvd. Aurora, Colorado 80010	1,480,764	10.6%

Lloyd Hansen 2646 S.W. Mapp Rd, Ste. #304 Palm City, FL 34990	1,100,000	7.9%

Nathaniel Phillips 8246 East Girard Avenue Denver, CO 80231	707,731	5.1%

John D. Gibbs 807 Wood North Creek Road Ardmore, OK 73401	1,575,000(5)	10.7%

___________________

(1)

Includes 231,848 shares of common stock underlying an option immediately exercisable.

(2)

Includes 1,530,764 shares held by The James R. Musick Trust, of which Mr. Musick is a trustee and beneficiary.

(3)

Includes 130,516 shares of common stock underlying options immediately exercisable.

(4)

Includes 10,386 shares owned by Compion and 3,000 owned by Compion Management Services, Inc., companies in which Mr. Hurst is the sole shareholder

(5)

Includes 700,000 shares of common stock underlying a warrant that is immediately exercisable.  Excludes 700,000 shares of common stock underlying two other warrants, neither of which is currently exercisable.

Changes in Control

The Company knows of no arrangement, including the pledge by anyone of any securities of the Company that may result in a change in control.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of February 9, 2008, the Company had no independent directors.

Between August 2002 and October 2007, the Company's Chairman, James Musick, loaned the Company $168,150 for working capital.  This loan and the accrued interest of $35,483 has been represented by a single promissory note in the amount of $203,633 dated October 31, 2007 bearing interest at the rate of 10% per year. The note replaces a previous note.  This note is due on October 31, 2008 and is collateralized by the Company's patents regarding purification of FSH.

During November, 2006, the Company sold 535,714 shares of its common stock to Dr. Musick of the Company for $30,000, or $.056 per share.  During August 2006, the Company sold 535,714 shares of its common stock to Dr. Musick for $30,000, or $.056 per share.  During May 2006, the Company sold 625,000 additional shares of its common stock to Dr. Musick for $20,000, or $.032 per share.  Finally, during February 2006, the Company sold 312,500 shares of its commons stock to Dr. Musick for $20,000, or $.064 per share.

The Company's Board of Directors is of the opinion that the terms of these transactions are no less favorable than could be obtained from an unaffiliated third party.

PART IV

ITEM 13.

EXHIBITS

The following is a list of exhibits filed or incorporated by reference into this Report:

No.	Description
1	Not applicable.
2	Not applicable.
3.1.1(1)	Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.
3.1.2(2)	Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.
3.1.3(3)	Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.
3.1.4(2)	Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.
3.1.5(4)	Amended and Restated Articles of Incorporation of the Company , as filed July 20, 2001 with the Nevada Secretary of State
3.2(3)	Bylaws of the Company.
4.1(3)	Specimen certificate for Common Shares, $.001 par value per share.
9	Not applicable.
10.1(5)	Equity Incentive Plan dated October 9, 2000
10.2	Promissory note issued by the Company to James R. Musick dated October 31, 2007.
10.3(6)	Executive Employment Agreement between the Company and James R. Musick dated April 1, 2005.
10.4(7)	Common Stock and Warrant Purchase Agreement
10.5(8)	Form of Class A Warrant Agreement
11	Not applicable.
13	Not applicable.
14	Not applicable.
16	Not applicable.
18	Not applicable.
20	Not applicable.
21	Not applicable.
22	Not applicable
23	Not applicable.
24	Not applicable.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Not applicable.

___________________

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

(7)

Filed as Exhibit 10.1 to the Form 8-K dated January 31, 2008.

(8)

Filed as Exhibit 10.2 to the Form 8-K dated January 31, 2008

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company currently has no audit committee of the Board of Directors, and is not required to maintain such a committee since its stock is not listed on any national securities exchange.  Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board.  The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.

Audit Fees

The Company paid or will pay Schumacher & Associates, Inc. an aggregate of $7,500 in fees for an audit of its 2007 financial statements. The Company paid Schumacher & Associates, Inc. an aggregate of $7,500 in fees for an audit of its 2006 financial statements and an additional amount of $2,850 for the review of interim financial statements that were filed during fiscal year 2007.

Audit Related Fees

The Company paid no audit related fees to Schumacher & Associates, Inc.

Tax Fees

The Company paid no tax fees to Schumacher & Associates, Inc.

All Other Fees

The Company paid no other fees to Schumacher & Associates, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 9th day of February 2007.

VITRO DIAGNOSTICS, INC.

By:	/s/ James R. Musick
James R. Musick
Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following person in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Musick	President, Chairman of the Board,	February 9, 2008
James R. Musick	Chief Executive Officer, Principal Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

Board of Directors
Vitro Diagnostics, Inc.

We have audited the accompanying balance sheet of Vitro Diagnostics, Inc., as of October 31, 2007, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2007, and the results of its operations and cash flows for the two years ended October 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2007, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 4, 2008

VITRO DIAGNOSTICS, INC.
Balance Sheet
October 31, 2007
Assets
Current assets:
Cash	$12,739
Accounts receivable	7,120
Inventory, at cost	2,484
Total current assets	22,343
Equipment, net of accumulated depreciation of $23,371	14,174
Patents, net of accumulated amortization of $14,903	14,414
Deferred costs	18,535
Other assets	5,193
Total assets	$74,659
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on note payable (Note E)	$6,000
Current maturities on capital lease obligation (Note E)	1,873
Accounts payable	24,944
Due to officer (Note B)	14,236
Note payable and acrrued interest payable to officer (Note B)	203,633
Accrued payroll expenses (Note B)	1,005,999
Lines of credit (Note D)	91,108
Total current liabilities	1,347,793
Long-term debt (Note E):
Note payable, less current maturities	20,874
Capital lease obligation, less current maturities	12,071
Total liabilities	1,380,738
Commitments and contingencies (Notes B, C, D, E, G, H and I)	-
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
12,681,681 shares issued and outstanding	12,682
Additional paid-in capital	4,653,020
Accumulated deficit	(5,971,781)
Total shareholders' deficit	(1,306,079)
Total liabilities and shareholders' deficit	$74,659

VITRO DIAGNOSTICS, INC.
Statements of Operations

	For The Years Ended
	October 31,
	2007	2006
Product sales	$9,100	$1,640
Operating costs and expenses:
Research and development	268,735	173,037
Selling, general and administrative	110,118	246,232
Impairment of intangible assets (Note A)	-	35,504
Total operating costs and expenses	378,853	454,773
Loss from operations	(369,753)	(453,133)
Other income (expense):
Gain resulting from reinstatement of
previously de-obligated grant (Note G)	54,401	(54,401)
Interest income, officer loan (Note B)	-	20
Interest expense	(35,047)	(28,679)
Loss before income taxes	(350,399)	(536,193)
Provision for income taxes (Note C)	-	-
Net loss	$(350,399)	$(536,193)
Basic and diluted net loss per common share	$(0.03)	$(0.05)
Shares used in computing basic and diluted
net loss per common share	12,450,912	10,996,585

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Loan to
						Officer
					Additional	to Exercise
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Options	Deficit	Total
Balance, October 31, 2005	-	$-	10,620,555	$10,621	$4,550,081	$(2,035)	$(5,085,189)	$(526,522)

Common stock sold to an officer at
$0.064 per share (Note B)	-	-	312,500	312	19,688	-	-	20,000
Common stock sold to an officer at
$0.032 per share (Note B)	-	-	625,000	625	19,375	-	-	20,000
Common stock sold to an officer at
$0.056 per share (Note B)	-	-	357,143	357	19,643	-	-	20,000
Officer compensation charged against the
loan to officer (Note B)	-	-	-	-	-	2,055	-	2,055
Interest accrued on officer's equity loan (Note B)	-	-	-	-	-	(20)	-	(20)
Net loss for the year ended October 31, 2006	-	-	-	-	-		(536,193)	(536,193)
Balance, October 31, 2006	-	-	11,915,198	11,915	4,608,787	-	(5,621,382)	(1,000,680)

Common stock sold to an officer at
$0.056 per share (Note B)	-	-	535,714	536	29,464	-	-	30,000
Common stock sold at $0065 per share (Note F)	-	-	230,769	231	14,769	-	-	15,000
Net loss for the year ended October 31, 2007	-	-	-	-	-	-	(350,399)	(350,399)
Balance, October 31, 2007	-	$-	12,681,681	$12,682	$4,653,020	$-	$(5,971,781)	$(1,306,079)

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows

	For The Years Ended
	October 31,
	2007	2006
Cash Flows from operating activities:
Net loss	$(350,399)	$(536,193)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,194	4,523
Impairment of intangible assets (Note A)	-	35,504
Stock-based compensation	-	-
Interest income recognized on Officer's equity loan (Note B)	-	2,035
Services charged against Officer's equity loan (Note B)	-	-
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(5,815)	26
Increase in accounts payable, accrued expenses
and payroll taxes payable	238,106	400,417
Net cash used in operating activities	(113,914)	(93,688)
Cash flows from investing activities:
Payments for patents and deferred costs	(6,910)	(2,932)
Net cash used in investing activities	(6,910)	(2,932)
Cash flows from financing activities:
Proceeds from issuance of notes payable	94,561	36,348
Principal payments on notes payable	(6,000)	(3,492)
Repayments on lines of credit, net	(311)	7,476
Principal payments on capital lease	(839)	(2,560)
Proceeds from sale of common stock	45,000	60,000
Net cash provided by financing activities	132,411	97,772
Net change in cash	11,587	1,152
Cash, beginning of year	1,152	-
Cash, end of year	$12,739	$1,152
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$20,822	$19,452
Income taxes	$-	$-

NOTE A:

NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The Company was incorporated under the laws of Nevada on February 3, 1986.  From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing and marketing of purified human antigens (“Diagnostics”) and the development of therapeutic products (“Therapeutics”) and related technologies.  The Company’s sales were solely attributable to the sales of purified human antigens.

Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development and related technologies.  A present target area for the Company’s therapeutic products is the development and commercialization of stem cell technology for use in diabetes research and treatment.  The Company has been granted a patent for its proprietary technology related to the immortalization of human cells and subsequently expanded this technology to include patent-pending technology involving generation of stem cells with potential application to a variety of commercial opportunities including the treatment of degenerative diseases and drug discovery.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2007, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the years ended October 31, 2007 and 2006, the then president and now chairman has loaned the Company funds for working capital on an “as needed” basis. There is no assurance that these loans will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company’s stem cell technology and the Company’s fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company recently launched a new product line, VITROCELL™, consisting of novel human cell lines for research and development. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities. As described below (See: Subsequent Event) during the first quarter 2008, the Company raised $125,000 in working capital through a private placement of its securities together with a warrant to purchase additional common stock of the Company.  The Company intends to use this capital to accelerate development and commercialization of stem cell technology as described elsewhere in this report.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of October 31, 2007, management believes no allowance for uncollectible accounts is necessary since all accounts receivable at October 31, 2007 were collected subsequent to October 31, 2007.

Inventory

Inventories, consisting of raw materials and VITROCELL™ product, are stated at the lower of cost (using the specific identification method) or market.

Research and development

The Company’s operations are primarily in research and development (“R&D”).  These costs are expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing.  Since R&D is expensed entirely, cost of sales for products sold is included in R&D, and finished goods inventory is not capitalized.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $1,262 and $1,591 for the years ended October 31, 2007 and 2006, respectively.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Patents, deferred costs and amortization

Patents consist of costs incurred to acquire issued patents.  Amortization commences once a patent is granted.  Costs incurred to acquire patents that have not been issued are reported as deferred costs.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires.  The Company amortizes its patents over a period of ten years.  Amortization expense totaled $2,932 and $2,932 for the years ended October 31, 2007 and 2006, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2008	$2,932
2009	2,932
2010	2,932
2011	2,932
2012	2,686
$14,414

The Company’s patents and deferred costs consisted of the following at October 31, 2007:

Patent
Immortalized cell lines and methods of making the same (1 patent)	29,317
This patent is for proprietary technology related to the immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery.
Less: accumulated amortization	(14,903)
$14,414

Deferred costs
Immortalization of human cell lines (VITROPIN-V™)	$-

This patent application is a continuation on the above patent previously obtained by the Company that seeks to expand protection of its issued patent.  The patent application was also filed in the United Kingdom, Canada, Australia, New Zealand, Israel, and in the European Patent office. (see Impairment below)

Stem Cells	18,535

This patent application represents an advancement of the Company's cell immortalization platform that provides a competitive modern technology platform with wide application to commercial applications in research and cell therapeutics.

$18,535

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

During the years ended October 31, 2007 and 2006, the Company completed balance sheet reviews that identified assets whose carrying amounts are not recoverable.  As a result of this review, the Company recorded asset impairment charges of $-0- and $35,504 during the years ended October 31, 2007 and 2006, respectively, for the write-off of deferred intellectual property costs as follows:

October 31, 2006	Original Cost	Accumulated Amortization Through October 31, 2006	Book Value Prior to Impairment	Asset Impairment	Book Value at October 31, 2006
Description
Deferred Intellectual Property Costs:
Immortalization of human cell lines	$35,504	$-	$35,504	$(35,504)	$-

Income taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2007 and 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.  Trade receivables are from customers in one geographic location, principally Northern California, USA.  The Company does not require collateral for its trade accounts receivable.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options outstanding at October 31, 2007 were not included in the diluted loss per share as all 705,864 options were anti-dilutive.  Therefore, basic and diluted losses per share at October 31, 2007 and 2006 were equal.

Stock-based compensation

Through October 31, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.  The Company has accounted for stock issued to non-employees in accordance with the provisions of SFAS No. 123.  SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

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

Recent accounting standards

On July 13, 2006 the FASB posted to its website the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption to have a material impact on the Company's financial statements.

There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

NOTE B:

RELATED PARTY TRANSACTIONS

Indebtedness to officer

During the past four fiscal years, the Company’s president paid $14,236 in expenses on behalf of the Company, which remained unpaid as of October 31, 2007.  The balance of $14,236 is included in the accompanying financial statements as “Due to officer”.

Notes payable

During the period from August 23, 2002 to October 31, 2007 the president loaned the Company a total of $168,150 through various notes that had also accrued interest in the amount of $35,483.  These notes and the accrued interest were consolidated into a single note of $203,633 that matures on October 31, 2008 and pays interest on the unpaid principle at a rate of 10% per annum.  This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer.

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

•

Options to purchase 500,000 shares of the Company's common stock at a price of $.17 per share, vesting upon the achievement of a strategic alliance to commercialize the Company's fertility drug technology, completion of a successful financing in an amount not less than $3 million to commercialize VITROPIN™, or the sale or out-license of the Company's drug technology to a third party;

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

The Agreement also provides that if the Employee is terminated without cause or the employee resigns with “good reason,” the Company shall pay Employee one (1) year’s base salary at the rate prevailing for employee immediately prior to such termination as severance pay, payable in accordance with Company’s policy.  Employee shall also be entitled to receive benefits to which he was entitled immediately preceding the date of termination for a period of twelve (12) months from date of termination.  Resignation with good reason includes resignation following a change in control, as defined in the agreement.

On May 19, 2006, Dr. Posillico resigned his position as the Company’s president/CEO.  At the time of his resignation, Dr. Posillico held options to purchase 2,131,765 shares of the Company’s common stock.  All of these options expired on August 19, 2006.

Dr. Musick’s salaries totaled $279,167 and $220,833 for the years ended October 31, 2007 and 2006, respectively.  Dr. Musick’s accrued salaries totaled $773,315 as of October 31, 2007.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

Dr. Posillico’s salaries totaled $-0- and $95,833 for the years ended October 31, 2007 and 2006, respectively.  Dr. Posillico’s accrued salaries totaled $200,833 as of October 31, 2007.  All of Dr. Posillico’s salary is allocated to administration.

Accrued payroll taxes on the above salaries totaled $31,851 at October 31, 2007.

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

NOTE C:

INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	October 31,
	2007	2006
Benefit related to U.S. federal statutory graduated rate	-34.00%	-34.00%
Benefit related to State income tax rate, net of federal benefit	-3.06%	-3.06%
Accrued officer salaries	30.59%	23.39%
Net operating loss for which no tax benefit is currently available	6.47%	13.67%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31,
	2007	2006
Net operating loss and tax credit carryforwards	$1,313,146	$1,290,199
Accrued officer salaries	371,505	264,609
Deferred tax asset (before valuation allowance)	1,684,651	1,554,808

At October 31, 2007, deferred taxes consisted of a net tax asset of $1,684,651, due to operating loss carryforwards and other temporary differences of $4,561,869, which was fully allowed for in the valuation allowance of $1,684,651.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2007 and 2006 totaled $129,843 and $198,691, respectively.  Net operating loss carryforwards will expire in various years through 2027.

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

NOTE D:

LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,382 was unused at October 31, 2007.  The interest rate on the credit line was 16.75% at October 31, 2007.  Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $88,000, of which $8,010 was unused at October 31, 2007.  The interest rates on the credit cards range from 15.24% to 29.99% as of October 31, 2007.

NOTE E:

LONG-TERM DEBT

Note Payable

During August 2003, the Company converted liabilities owed to its attorney into a promissory note.  The note carries a 10 percent interest rate and is payable at the rate of $500 per month.  As of October 31, 2007, the Company owed $26,874 on the note, which is due and payable upon receipt by the Company of outside capital in excess of $50,000.  Future maturities of the note are as follows:

Year ended October 31,
2008	$6,000
2009	6,000
2010	6,000
2011	6,000
2012	2,874
$26,874

Capital Lease Obligation

On July 26, 2007, the Company entered into a capital lease agreement to acquire laboratory equipment.  The Company is obligated to make 3 monthly payments of $25 and 60 monthly payments of $382 under the lease.  Future maturities of the capital lease obligation are as follows:

Year ended October 31,
2007	$75
2008	4,587
2009	4,587
2010	4,587
2011	4,587
2012	3,823
$22,246
Less: imputed interest	(8,227)
Present value of net minimum lease payments	$14,019

The president of the Company has personally guaranteed the lease obligation.

NOTE F:

SHAREHOLDERS’ DEFICIT

As of October 31, 2007, the Company’s Articles of Incorporation authorized the issuance of up to 50,000,000 shares of $.001 par value common stock and up to 5,000,000 shares of $.001 par value preferred stock. During October 2007, the Company sold 230,769 shares of its common stock to an investor for $15,000, or $.065 per share.  As of October 31, 2007, there were 12,681,681 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding.  The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company’s board of directors.

Incentive plans

Effective December 2, 2000, the Company’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), which replaced the Company’s 1992 Stock Option Plan.  The purpose of the Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, consultants and directors, and to promote the Company’s business.  The Plan authorizes total awards of up to 1,000,000 shares of the Company's common stock. Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants. If an award made under the Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for future awards under the Plan. Awards may not be transferred except by will or the laws of descent and distribution. No awards may be granted under the Plan after September 30, 2010.

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

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Balance at October 31, 2006	805,864	$.08 to $.81	7.73 years		$ 0.30

Options granted	-	$0.00			$ -
Options exercised	-	$0.00			$ -
Options expired	(100,000)	$0.08			$ 0.08

Balance at October 31, 2007 (including options subject to vesting)	705,864	$.08 to $.81	5.98 years	$-	$ 0.19

Exercisable at October 31, 2006	505,864	$.08 to $.81	6.65 years		$ 0.30

Exercisable at October 31, 2007	405,864	$.08 to $.81	4.89 years	$26,160.00	$ 0.19

Stock options - employees

During February 2006, the Company granted its two officers options to purchase 400,000 shares of the Company’s common stock.  The options carried an exercise price of $.08 per share, which was equal to the traded market value of the common stock on the grant date.  All of the options vested on the grant date.  The weighted average exercise price and weighted average fair value of these options on the grant date were $.08 and $.071, respectively.

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

	For the Years Ended October 31,
	2007	2006
Net loss, as reported	$350,399)	$(536,193)

Stock-based employee compensation, as reported	$-	$-

Stock-based employee compensation, fair value	$-	$(28,400)

Pro forma net loss	$(350,399)	$(564,593)

Basic and diluted net loss per common share, as reported	$(0.03)	$(0.05)

Pro forma basic and diluted net loss per common share	$(0.03)	$(0.05)

NOTE G:

COMMITMENTS AND CONTINGENCIES

Reinstatement of Previously De-Obligated Grant Funds

The Company had previously filed an appeal with the National Institute of Child Health and Human Development requesting reinstatement of $48,518, the amount previously de-obligated from a research grant received from the NIH during 2001.  This was based on the Company’s position that it had fulfilled the financial reporting requirements to finalize the grant and other information included in the Company’s appeal.  During March 2007, the Company received notification of the success of its appeal and full re-instatement of the de-obligated funds.  As a result of the reinstatement of the de-obligated funds, the Company recognized a gain of $54,401 related to the removal of the previously recorded contingent liability.

NOTE H:

CONSULTING AGREEMENT

On August 20, 2007, the Company entered into a Consulting Agreement with Mr. Joe Nieusma of Superior Toxicology & Wellness (“Superior”).  Under the terms of the agreement, Superior will provide services including, but not limited to:

•

The development and funding of the Company’s current business plan;

•

The launch of products targeting applications in the development and discovery of new drug and biological products; and

•

The marketing and sales of all existing and proposed products and technology that are now available, or will be available for commercial distribution during the term of the agreement.

In exchange for the above services, the Company will pay Superior $50 per hour capped at a maximum of 240 hours for the six month term of the agreement.  In addition, the Company has agreed to issue Mr. Nieusma the following stock bonuses to be paid in shares of the Company’s common stock:

a.

100,000 shares upon the sale of stem-derived human beta islets as evidenced by issuance of a commercial invoice;

b.

100,000 shares upon the submission of a validation package to the United States Food and Drug Administration requesting approval of the use of Vitro’s stem cell-derived human beta islets for safety and efficacy testing and the use of this data within applications submitted for marketing approval of new drugs and biological products; and

c.

100,000 shares upon the receipt of $100,000 or more in capital funding of the Company based upon Vitro’s current business plan or subsequent versions thereof.

Compensation for the successful sale of Vitro’s products, patent licenses or other revenue-generating event shall be based on industry standards and include a gross sales commission of 15% in addition to the compensation described above.

NOTE I:

SUBSEQUENT EVENT

Office Lease

The Company entered into a month to month operating sub-lease agreement on January 1, 2008.  The sub-lease term commenced January 1, 2008 and expires Jun 30, 2008.  Rent payments of $1,007 are payable under the lease on or before the first of each month.

Common Stock and Warrant Purchase Agreement

On January 31, 2008 (the "Closing Date"), Vitro Diagnostics, Inc., which we refer to as the Company, completed a private placement of 1,250,000 shares of its common stock and warrants to purchase 1,000,000 additional shares of common stock to three investors (the "Investor"). The securities were sold as units (the "Units") at a price of $0.10 per Unit, with the Investor purchasing an aggregate of 1,250,000 Units for gross proceeds of $125,000. Each Unit consisted of one (1) share of common stock and eight-tenths (8/10) of one Class A Warrant for a total of 1,250,000 shares of common stock and 1,000,000 Class A Warrants. The transaction was not registered under the Securities Act of 1933, as amended, which we refer to as the 1933 Act. The sales were made pursuant to a Common Stock and Warrant Purchase Agreement dated January 31, 2008. The Class A Warrants grant the Investor the right to purchase one (1) share of common stock and one-half (1/2) B Warrant at an exercise price of $0.25 per share. The Class A Warrants are exercisable immediately and remain exercisable for a period of 90 days from the Closing Date. The Class A Warrants must be exercised if the Company demonstrates the distribution of stem cell-derived beta islets to potential customers not later than April 15, 2008. Each Class B Warrant grants the Investor the right to purchase one (1) share of common stock and one (1) Class C Warrant at an exercise price of $0.25 per share. The Class B Warrants are exercisable upon the exercise of the Class A Warrants and remain exercisable for a period of seven months from the Closing Date. The Class B Warrants must be exercised if the Company can demonstrate sales of stem cell-derived beta islets in an amount of at least $30,000 for the three months ended July 31, 2008. Each Class C Warrant grants the Investor the right to purchase one (1) share of common stock at an exercise price of $0.25 per share. The Class C Warrants are exercisable upon the exercise of the Class B Warrants and remain exercisable for a period of ten months from the Closing Date and must be exercised if the Company can demonstrate sales of stem cell-derived beta islets in an amount of at least $100,000 for the three months ended October 31, 2008. The private placement was conducted by the Company's officers and directors and no underwriting discounts, commissions, or finders' fees were paid. The Company has agreed to pay a financing fee to the Investor in connection with offering equal to 2% of the aggregate purchase price of the securities to cover the Investor's legal fees arising from the transaction.