Form 10KSB/A
period 2007-10-31
VITRO DIAGNOSTICS INC
filed 2008-02-19
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VITRO DIAGNOSTICS, INC.
(Exact name of registrant as specified in charter)

Nevada	1-17378	84-1012042
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

12635 E. Montview Blvd., Aurora, Colorado80045
(Address of principal executive offices)

(720) 859-4120
(Registrant’s Telephone Number, including Area Code)

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

EXPLANATORY NOTE

This amendment to the annual report on Form 10-KSB of Vitro Diagnostics, Inc. includes the cover page and the financial statements in their entirety.  It has not been updated to reflect any changes to the information in the Form 10-KSB that have occurred subsequent to filing of the original report.

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

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Loan to
						Officer
					Additional	to Exercise
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Options	Deficit	Total
Balance, October 31, 2005	-	$-	10,620,555	$10,621	$4,550,081	$(2,035)	$(5,085,189)	$(526,522)

Common stock sold to an officer at
$0.064 per share (Note B)	-	-	312,500	312	19,688	-	-	20,000
Common stock sold to an officer at
$0.032 per share (Note B)	-	-	625,000	625	19,375	-	-	20,000
Common stock sold to an officer at
$0.056 per share (Note B)	-	-	357,143	357	19,643	-	-	20,000
Officer compensation charged against the
loan to officer (Note B)	-	-	-	-	-	2,055	-	2,055
Interest accrued on officer's equity loan (Note B)	-	-	-	-	-	(20)	-	(20)
Net loss for the year ended October 31, 2006	-	-	-	-	-		(536,193)	(536,193)
Balance, October 31, 2006	-	-	11,915,198	11,915	4,608,787	-	(5,621,382)	(1,000,680)

Common stock sold to an officer at
$0.056 per share (Note B)	-	-	535,714	536	29,464	-	-	30,000
Common stock sold at $0.065 per share (Note F)	-	-	230,769	231	14,769	-	-	15,000
Net loss for the year ended October 31, 2007	-	-	-	-	-	-	(350,399)	(350,399)
Balance, October 31, 2007	-	$-	12,681,681	$12,682	$4,653,020	$-	$(5,971,781)	$(1,306,079)

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements

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

Notes to Financial Statements

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements

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

Notes to Financial Statements

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 15th day of February 2007.

VITRO DIAGNOSTICS, INC.

February 15, 2008	By:	/s/ James R. Musick
James R. Musick
Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this amended Report has been signed by the following person in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Musick	President, Chairman of the Board, Chief
James R. Musick	Executive Officer, Principal Financial and	February 15, 2008
Accounting Officer

Exhibit Index

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.