Form 10QSB
period 2008-01-31
VITRO DIAGNOSTICS INC
filed 2008-03-17
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2008

         OR

(  )     TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.


Commission file number:  0-17378


                             VITRO DIAGNOSTICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                               84-1012042
           ------                                               ----------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              Identification No.)

12635 E. Montview Blvd., Aurora, Colorado                          80045
-----------------------------------------                          -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (720) 859-4120
                                                 --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes        No  X
                                     ---       ---

The number of shares outstanding of the issuer's class of common equity as of March 14, 2008 was 13,931,681.

Transitional Small Business Disclosure Format: Yes      No  X
                                                   ---     ---

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1.       Condensed Balance Sheet, January 31, 2008 (unaudited)        3

              Condensed Statements of Operations for the three months
              ended January 31, 2008 and 2007 (unaudited)                  4

              Statement of Changes in Shareholders' Deficit (unaudited)    5

              Condensed Statements of Cash Flows for the three months
              ended January 31, 2008 and 2007 (unaudited)                  6

              Notes to the Condensed Unaudited Financial Statements        7

Item 2.       Management's Discussion and Analysis or Plan of
              Operation                                                    11

Item 3.       Controls and Procedures                                      13

PART II - OTHER INFORMATION

Item 5.       Other Information                                            14
Item 6.       Exhibits                                                     14
              Signatures                                                   14

                             VITRO DIAGNOSTICS, INC.
                       Condensed Balance Sheet (Unaudited)
                                January 31, 2008

Assets
Current assets:
     Cash......................................................     $ 123,068
     Accounts receivable.......................................           750
     Inventory, at cost........................................         2,484
                                                                  -----------

                                           Total current assets       126,302

Equipment, net of accumulated depreciation of $24,291..........        14,942
Patents, net of accumulated amortization of $15,636............        13,681
Deferred costs.................................................        20,641
Other assets...................................................         6,193
                                                                  -----------

                                                                  $   181,759
                                                                  ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on note payable (Note E)...............   $     6,000
     Current maturities on capital lease obligation (Note E)...         1,971
     Accounts payable..........................................        20,296
     Due to officer (Note B)...................................        14,236
     Note payable and accrued interest payable
       to officer (Note B).....................................       212,209
     Accrued payroll expenses (Note B).........................     1,083,637
     Lines of credit (Note D)..................................        93,634
                                                                  -----------
                                      Total current liabilities     1,431,983

Long-term debt (Note E):
     Note payable, less current maturities.....................        26,025
     Capital lease obligation, less current maturities.........        11,540
                                                                  -----------
                                              Total liabilities     1,469,548
                                                                  -----------

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares
        authorized; -0- shares issued and outstanding..........         --
     Common stock, $.001 par value; 50,000,000 shares
        authorized; 13,931,681 shares issued and outstanding...        13,932
     Additional paid-in capital................................     4,776,770
     Accumulated deficit.......................................    (6,078,491)
                                                                  -----------
                                    Total shareholders' deficit    (1,287,789)
                                                                  -----------

                                                                  $   181,759
                                                                  ===========


      See accompanying notes to condensed, unaudited financial statements




                                                VITRO DIAGNOSTICS, INC.
                                           Condensed Statements of Operations
                                                     (Unaudited)

                                                                               For The Three Months Ended
                                                                                       Janurary 31,
                                                                             ----------------------------------
                                                                                 2008                  2007
                                                                             ------------          ------------
Product sales .......................................................        $        750          $        500
                                                                             ------------          ------------

Operating costs and expenses:
     Research and development .......................................              67,572                53,870
     Selling, general and administrative ............................              28,047                23,054
                                                                             ------------          ------------
                                   Total operating costs and expenses              95,619                76,924
                                                                             ------------          ------------
                                                 Loss from operations             (94,869)              (76,424)

Other income (expense):
     Interest expense ...............................................             (11,841)               (7,750)
                                                                             ------------          ------------
                                             Loss before income taxes            (106,710)              (84,174)

Provision for income taxes (Note C) .................................                --                    --
                                                                             ------------          ------------

                                                             Net loss        $   (106,710)         $    (84,174)
                                                                             ============          ============

Basic and diluted net loss per common share .........................        $      (0.01)         $      (0.01)
                                                                             ============          ============
Shares used in computing basic and diluted
     net loss per common share ......................................          12,681,681            12,450,912
                                                                             ============          ============


                           See accompanying notes to condensed, unaudited financial statements





                                                          VITRO DIAGNOSTICS, INC.
                                      Statement of Changes in Shareholders' Deficit (Unaudited)


                                          Preferred Stock            Common Stock           Additional
                                     -------------------------  ------------------------     Paid-in     Accumulated
                                        Shares        Amount      Shares       Par Value     Capital       Deficit         Total
                                     -----------   -----------  -----------   -----------   -----------  -----------    -----------

       Balance, October 31, 2007            --     $      --     12,681,681   $    12,682   $ 4,653,020   $(5,971,781)  $(1,306,079)

Common stock units sold
   pursuant to private
   placement, $.0.10 per
   unit (Note F)                            --            --      1,250,000         1,250       123,750         --          125,000
Net loss for the three
   months ended January 31, 2008            --            --           --            --            --       (106,710)      (106,710)
                                     -----------   -----------  -----------   -----------   -----------  -----------    -----------

       Balance, January 31, 2008            --     $      --     13,931,681   $    13,932   $ 4,776,770  $(6,078,491)   $(1,287,789)
                                     ===========   ===========  ===========   ===========   ===========  ===========    ===========



                                     See accompanying notes to condensed, unaudited financial statements





                                                 VITRO DIAGNOSTICS, INC.
                                   Condensed Statements of Cash Flows (Unaudited)


                                                                            For The Three Months Ended
                                                                                 January 31,
                                                                          -----------------------------
                                                                            2008                2007
                                                                          ---------           ---------


Net cash used in operating activities..........................           $ (16,370)          $ (18,290)
                                                                          ---------           ---------

Cash flows from investing activities:
     Purchases of equipment....................................              (1,688)               --
     Payments for patents and deferred costs...................              (2,106)                (29)
                                                                          ---------           ---------
Net cash used in investing activities..........................              (3,794)                (29)
                                                                          ---------           ---------

Cash flows from financing activities:
     Proceeds from issuance of notes payable...................               3,400                --
     Repayments on lines of credit, net........................               2,526                (521)
     Principal payments on capital lease.......................                (433)               --
     Proceeds from sale of common stock........................             125,000              30,000
                                                                          ---------           ---------
Net cash provided by financing activities......................             130,493              29,479
                                                                          ---------           ---------

                                             Net change in cash             110,329              11,160
Cash, beginning of period......................................              12,739               1,152
                                                                          ---------           ---------
                                            Cash, end of period           $ 123,068           $  12,312
                                                                          =========           =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest...............................................           $   6,665           $   4,836
                                                                          =========           =========
        Income taxes...........................................           $     --            $    --
                                                                          =========           =========


             See accompanying notes to condensed, unaudited financial statements

                                               6

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements

Note A:  Basis of Presentation

The condensed, unaudited financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2007 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended January 31, 2008 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Basis of Presentation - Going Concern


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders' deficits at January 31, 2008, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note B:  Related Party Transactions

Indebtedness to officer

During the past four fiscal years, the Company's president paid $14,236 in expenses on behalf of the Company, which remained unpaid as of January 31, 2008. The balance of $14,236 is included in the accompanying financial statements as "Due to officer".

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Notes payable

During the period from August 23, 2002 to October 31, 2007 an officer loaned the Company a total of $189,408 through various notes that had also accrued interest in the amount of $14,225. These notes and the accrued interest were consolidated into a single note of $203,633 that matures on October 31, 2008 and accrues interest on the unpaid principle at a rate of 10% per annum. This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer. Accrued interest payable on the loans totaled $5,091 at January 31, 2008.

During the three months ended January 31, 2008, the officer loaned the Company an additional $3,400 for working capital. The loans are uncollateralized, due on demand and accrue interest on the unpaid principle at a rate of 10% per annum. Accrued interest payable on the loans totaled $85 at January 31, 2008.

Accrued salaries

The Company accrues the salaries of its officer due to a lack of working capital. Salary expense incurred for the three months ended January 31, 2008 totaled $75,000. Total accrued salaries and payroll taxes totaled $1,083,637 at January 31, 2008.

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended January 31, 2008 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense resulted in $-0-income taxes.

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

Note D:  Lines of Credit

The Company has a $12,500 line of credit of which $1,122 was unused at January 31, 2008. The interest rate on the credit line was 16.25% at January 31, 2008. Principal and interest payments are due monthly.

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


The Company also has six credit cards with a combined credit limit of $88,000, of which $5,744 was unused at January 31, 2008. The interest rates on the credit cards range from 14.49% to 31.99% as of January 31, 2008.

Note E:  Long-Term Debt

Note Payable

During August 2003, the Company converted liabilities owed to its attorney into a promissory note. The note carries a 10 percent interest rate and is payable at the rate of $500 per month. As of January 31, 2008, the Company owed $32,025 on the note. The Company subsequently repaid the note in full during March 2008.

Capital Lease Obligation

On July 26, 2007, the Company entered into a capital lease agreement to acquire laboratory equipment. The Company is obligated to make 3 monthly payments of $25 and 60 monthly payments of $382 under the lease. Future maturities of the capital lease obligation are as follows:

            Year ended October 31,
            ----------------------

                    2008 ..................     $  3,440
                    2009 ..................        4,587
                    2010 ..................        4,587
                    2011 ..................        4,587
                    2012 ..................        3,823
                                                --------
                                                $ 21,024
                  Less: imputed interest          (7,513)
                                                ========
                  Present value of net
                    minimum lease payments      $ 13,511
                                                ========


The president of the Company has personally guaranteed the lease obligation.

Note F:  Shareholders' Deficit

Common Stock and Warrant Purchase Agreement

On January 31, 2008 (the "Closing Date"), the Company completed a private placement of 1,250,000 units to three investors (the "Investor") at a price of $0.10 per Unit, for gross proceeds of $125,000. Each Unit consisted of one (1) share of common stock and eight-tenths (8/10) of one Class A Warrant for a total of 1,250,000 shares of common stock and 1,000,000 Class A Warrants. The transaction was not registered under the Securities Act of 1933, as amended, but were sold pursuant to an exemption from registration. The Class A Warrants grant the Investor the right to purchase one (1) share of common stock and one-half (1/2) B Warrant at an exercise price of $0.125 per share. The Class A Warrants are exercisable immediately and remain exercisable for a period of 90 days from the Closing Date. The Class A Warrants must be exercised if the Company demonstrates the distribution of stem cell-derived beta islets to potential customers not later than April 15, 2008. Each Class B Warrant grants the Investor the right to purchase one (1) share of common stock and one (1) Class C Warrant at an exercise price of $0.25 per share. The Class B Warrants are exercisable upon the exercise of the Class A Warrants and remain exercisable for a period of seven months from the Closing Date. The Class B Warrants must be

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


exercised if the Company can demonstrate sales of stem cell-derived beta islets in an amount of at least $30,000 for the three months ended July 31, 2008. Each Class C Warrant grants the Investor the right to purchase one (1) share of common stock at an exercise price of $0.25 per share. The Class C Warrants are exercisable upon the exercise of the Class B Warrants and remain exercisable for a period of ten months from the Closing Date and must be exercised if the Company can demonstrate sales of stem cell-derived beta islets in an amount of at least $100,000 for the three months ended October 31, 2008. The private placement was conducted by the Company's officers and directors and no underwriting discounts, commissions, or finders' fees were paid. The Company has agreed to pay a financing fee to the Investor in connection with offering equal to 2% of the aggregate purchase price of the securities to cover the Investor's legal fees arising from the transaction.

Employee stock options

The following schedule summarizes the changes in the Company's outstanding stock options:


                                                                                  Weighted
                                                    Options Outstanding            Average                        Weighted
                                                 ---------------------------      Remaining      Aggregate        Average
                                                 Number of    Exercise Price     Contractual    Intrinsic      Exercise Price
                                                   Shares      Per Share             Life          Value         Per Share
                                                 ---------    ------------       ------------  -----------     -----------

Balance at October 31, 2007...................     705,864    $.08 to $.81        5.98 years    $ 26,160         $ 0.19
   Options granted............................         --         $0.00                                          $  --
   Options exercised..........................         --         $0.00                                          $  --
   Options expired............................         --         $0.00                                          $  --
                                                  --------

Balance at January 31, 2008...................     705,864    $.08 to $.81        5.72 years    $  2,000         $ 0.19
                                                  ========    ============       ============   ========         ======

Exercisable at October 31, 2007...............     405,864    $.08 to $.81        4.89 years    $ 26,160         $ 0.19

Exercisable at January 31, 2008...............     405,864    $.08 to $.81        4.64 years    $  2,000         $ 0.19
                                                  ========    ============       ============   ========         ======


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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction
------------

         This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at January 31, 2008 and compares it to the Company's financial condition at October 31, 2007. It also discusses the Company's results of operations for the three-month period ending January 31, 2008 and compares those results to the results of the three months ended January 31, 2007. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, including the audited financial statements and notes contained therein.

         Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the Company's plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, acceptability of the Company's products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 under the caption, "Risk Factors." Most these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


Liquidity and Capital Resources

         During the first quarter of fiscal 2008, the Company completed a private placement of its securities that provided working capital. On January 31, 2008, the Company sold 1,250,000 units to three investors for gross proceeds of $125,000, or $0.10 per unit. Each unit consisted of one share of the Company's common stock and eight tenths (8/10) of a Class A Warrant. The Class A Warrants permit the investors to acquire an aggregate of 1,000,000 million additional shares of common stock at $0.125 per share and 500,000 Class B Warrants. The Class A Warrants are exercisable until April 30, 2008 and must be exercised in the event the Company reaches certain performance milestones with regard to its business plan.

         The Class B warrants are exercisable at a price of $0.25 per share until August 30, 2008 and must be exercised in the event the Company reaches an additional milestone within the three months ending July 31, 2008. If the investors exercise the Class B warrants, they would also receive 500,000 Class C Warrants to acquire an additional 500,000 shares of common stock at $0.25 per share. These Class C Warrants are exercisable until November 30, 2008 and must be exercised if the Company reaches an additional milestone within the three months ended October 31, 2008. The proceeds of this sale, together with the proceeds from the exercise of all of the warrants, of which there is no assurance, would result in gross proceeds to the Company of $500,000. Proceeds from the offering will be used to reduce certain outstanding debt and continue commercial development of the Company's products.

         At January 31, 2008, immediately following the financing discussed above, the Company had a working capital deficit of $1,305,681, consisting of current assets of $126,302 and current liabilities of $1,431,983. This represents an increase in working capital of $19,769 from fiscal year end October 31, 2007. The increase in working capital was due to increased cash due to the sale of securities described above that offset liabilities incurred to support operations, including deferred salaries and expenses.

         Current assets increased by $103,959 and current liabilities increased by $84,190 during the quarter ended January 31, 2008. The increase in current liabilities was primarily related to deferred salaries while assets increased due to cash raised from the sale of the Company's securities described previously. The Company reported a $1,287,789 deficit in shareholders' equity at January 31, 2008, which was $18,290 less than the deficit reported at October 31, 2007.

         During the three months ended January 31, 2008, the Company's financing activities provided cash to support our operating activities. During that time, the Company's operations used $16,370 in cash compared to $18,290 of cash used by operations during the three months ended January 31, 2007. The Company reported an overall increase in cash for the first three months of 2008 of $110,329 that was $99,169 more than the increase in cash for the first three months of 2007. The decrease in cash usage during the first quarter of 2008 was primarily due to the reduction of expenses due a temporary relocation of the Company's operations. Cash raised from financing activities was derived from sale of common stock to the three outside investors, as described above. Cash usage reflects a minimum cash requirement of about $5500 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

         The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2007. A current focus is securing exercise of the warrants issued in the private placement discussed above. Management believes that it will achieve certain technical milestones that will result in exercise of the Class A warrants (described above) that will provide an additional $125,000 capital infusion into the Company. Management also plans to seek suitable business combinations in an effort to provide enhanced revenue, capitalization and business opportunities necessary to enhance shareholder value. Some initial discussions are underway with regard to these transactions, but there is no assurance that any such transaction will be completed.

Results of Operations

         During the three months ended January 31, 2008, the Company realized a net loss of $106,710 or $0.01 per share on $750 of revenue. The net loss was $22,536 more than the net loss for the first quarter ended January 31, 2007. The increased net loss in the first quarter of 2008 compared to the same quarter in 2007 was primarily due to increased non-cash salary expenses. Total operating expenses were $18,695 more in the first quarter 2008 than the comparable period in 2007. Research and development expenses increased by $13,702 and selling, general and administrative expenses increased by $4,993.

         Current R&D activities of the Company are oriented towards advances in its stem cell technology with potential application to research and treatment of diabetes. A predominant current focus is development of commercial production methods for the generation of stem cell-derived pancreatic beta islets. Management believes that these advances improve opportunities for the Company to commercialize beta islets for various non-therapeutic applications in drug discovery and development and diabetes research as well.

         The Company's beta islet stem cells and related proprietary technology also have potential application in the development of cell therapy for Type I and some Type II diabetic patients. Recent clinical trials have shown positive benefit of transplantation of beta islets together with various immunosuppressive drugs in the treatment of Type I diabetes. However, the relatively small number of islets available for transplantation and use of immunosuppressive therapy limit this transplantation therapy. As a result, a longer-term goal of the Company is the development of an infinite supply of transplantable beta cells that may be transplanted without use of immunosuppressive drugs. Such development would require greater resources than are presently available to the Company and management is seeking appropriate alliances and financing to support these objectives.

Item 3.  Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including of Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the period ended January 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

Item 6.  Exhibits.

         Exhibits: The following exhibits are filed with this report:

          31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

                                Vitro Diagnostics, Inc.

                                By: /s/ James R. Musick
                                    -------------------------------------------
                                    James R. Musick, President, Chief Executive
                                    Officer, Chairman of the Board of Directors,
                                    and Principal Financial Officer