Form 10QSB
period 2008-04-30
VITRO DIAGNOSTICS INC
filed 2008-06-16
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2008

         OR

(  )     TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.


Commission file number:  0-17378


                             VITRO DIAGNOSTICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                             84-1012042
 ------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

12635 E. Montview Blvd., Aurora, Colorado                        80045
-----------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (720) 859-4120
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

The number of shares outstanding of the issuer's class of common equity as of June 16, 2008 was 15,143,681.

Transitional Small Business Disclosure Format: Yes [   ]      No [ X ]

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

Item 1.    Condensed Balance Sheet, April 30, 2008 (unaudited)               3

           Condensed Statements of Operations for the three and six
            months ended April 30, 2008 and 2007 (unaudited)                 4

           Statement of Changes in Shareholders' Deficit (unaudited)         5

           Condensed Statements of Cash Flows for the six months
           ended April 30, 2008 and 2007 (unaudited)                         6

           Notes to the Condensed Unaudited Financial Statements             7

Item 2.    Management's Discussion and Analysis or Plan of
           Operation                                                        11

Item 3A(T).Controls and Procedures                                          14

PART II - OTHER INFORMATION

Item 2.    Recent Sales of Unregistered Securities                          15
Item 5.    Other Information                                                15
Item 6.    Exhibits                                                         15
           Signatures                                                       16


                                      VITRO DIAGNOSTICS, INC.
                                Condensed Balance Sheet (Unaudited)
                                          April 30, 2008

Assets
Current assets:
     Cash.............................................................................         $   159,456
     Accounts receivable..............................................................                 750
     Inventory, at cost...............................................................               2,484
                                                                                               -----------
                                                                   Total current assets            162,690

Equipment, net of accumulated depreciation of $25,437.................................              26,201
Patents, net of accumulated amortization of $16,369...................................              12,948
Deferred costs........................................................................              20,793
Other assets..........................................................................               2,449
                                                                                               -----------
                                                                                               $   225,081
                                                                                               ===========


Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on capital lease obligation (Note E)..........................         $     2,075
     Accounts payable.................................................................              29,731
     Due to officer (Note B)..........................................................              11,915
     Note payable and acrrued interest payable to officer (Note B)....................             217,342
     Accrued payroll expenses (Note B)................................................           1,164,374
     Lines of credit (Note D).........................................................              91,407
                                                                                               -----------
                                                             Total current liabilities           1,516,844

Long-term debt (Note E):
     Capital lease obligation, less current maturities................................              10,980
                                                                                               -----------
                                                                     Total liabilities           1,527,824
                                                                                               -----------


Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding.............................................               --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        15,043,681 shares issued and outstanding......................................              15,044
     Additional paid-in capital.......................................................           4,912,058
     Services prepaid with common stock...............................................              (2,280)
     Accumulated deficit..............................................................          (6,227,565)
                                                                                               -----------
Total shareholders' deficit                                                                     (1,302,743)
                                                                                               -----------

                                                                                               $   225,081
                                                                                               ===========


                                                      Page 3
                            See accompanying notes to condensed, unaudited financial statements


                                                         VITRO DIAGNOSTICS, INC.
                                                   Condensed Statements of Operations
                                                               (Unaudited)


                                                          For The Three Months Ended          For The Six Months Ended
                                                                     April 30,                      April 30,
                                                         -----------------------------     ----------------------------
                                                              2008             2007           2008              2007
                                                         -------------     -----------     -----------     ------------

Product sales......................................      $         750       $    --        $    1,500     $       500
                                                         -------------     -----------     -----------     ------------

Operating costs and expenses:
    Research and development.......................             87,422          68,164         154,994         122,034
    Selling, general and administrative............             50,500          28,093          78,547          51,147
                                                         -------------     -----------     -----------     ------------
                 Total operating costs and expenses            137,922          96,257         233,541          173,181
                                                         -------------     -----------     -----------     ------------
                               Loss from operations           (137,172)        (96,257)       (232,041)        (172,681)

Other income (expense):
    Gain resulting from reinstatement of
       previously de-obligated grant...............               --            54,401            --             54,401
    Interest expense...............................            (11,902)         (9,683)        (23,743)         (17,433)
                                                         -------------     -----------     -----------     ------------
                            Loss before income taxes          (149,074)        (51,539)       (255,784)        (135,713)

Provision for income taxes (Note C)................               --              --              --               --
                                                         -------------     -----------     -----------     ------------

                                           Net loss      $    (149,074)    $   (51,539)    $  (255,784)    $   (135,713)
                                                         =============     ===========     ===========     ============

Basic and diluted net loss per common share........      $       (0.01)    $     (0.00)    $     (0.02)    $      (0.01)
                                                         =============     ===========     ===========     ============
Shares used in computing basic and diluted
    net loss per common share......................         14,154,348      12,450,912      13,102,443       12,450,912
                                                         =============     ===========     ===========     ============



                                        See accompanying notes to condensed, unaudited financial statement


                                                        VITRO DIAGNOSTICS, INC.
                                         Statement of Changes in Shareholders' Deficit (Unaudited)


                                                                                         Services
                               Preferred Stock         Common Stock          Additional Prepaid with
                               ---------------    ----------------------      Paid-in      Common       Accumulated
                               Shares  Amount     Shares       Par Value      Capital      Stock          Deficit          Total
                               ------  -----      ------       ---------      -------      -----          -------          -----


   Balance, October 31, 2007      --   $  --     12,681,681   $    12,682   $ 4,653,020   $      --      $(5,971,781)   $(1,306,079)

Common stock units sold
   pursuant to private
   placement, $.0.10 per
   share (Note F)                 --      --      1,250,000         1,250       123,750          --             --          125,000
Common stock issued under
   consulting contract,
   $.0.09 per share (Note F)      --      --        100,000           100         8,900          --             --            9,000
Common stock issued in
   exchange for future
   Scientific Advisory
   Board services,
   $.0.20 per share (Note F       --      --         12,000            12         2,388        (2,280)          --              120
Common stock issued
   following exercise
   on Class A warrants,
   $.0.125 per share
   (Note F)                       --      --      1,000,000         1,000       124,000          --             --          125,000
Net loss for the six months
   ended April 30, 2008.          --      --           --            --            --            --         (255,784)      (255,784)
                                ----   ------   -----------   -----------   -----------   -----------    -----------    -----------
   Balance, April 30, 2008        --   $  --     15,043,681   $    15,044   $ 4,912,058   $    (2,280)   $ (6,227,565)  $(1,302,743)
                                ====   ======   ===========   ===========   ===========   ===========    ===========    ===========



                                                                   Page 5

                                        See accompanying notes to condensed, unaudited financial statements




                                                       VITRO DIAGNOSTICS, INC.
                                            Condensed Statements of Cash Flows (Unaudited)


                                                                                  For The Six Months Ended
                                                                                         April 30,
                                                                            ----------------------------------
                                                                               2008                     2007
                                                                            ---------                ---------

Net cash used in operating activities ...........................           $ (46,129)               $ (46,110)
                                                                            ---------                ---------


Cash flows from investing activities:
     Purchases of equipment .....................................             (14,093)                    --
     Payments for patents and deferred costs ....................              (2,259)                  (3,194)
                                                                            ---------                ---------

Net cash used in investing activities ...........................             (16,352)                  (3,194)
                                                                            ---------                ---------


Cash flows from financing activities:
     Proceeds from issuance of notes payable ....................               3,400                   22,300
     Principal payments on notes payable ........................             (32,025)                  (3,000)
     Proceeds (repayments) on lines of credit, net ..............                 299                    1,023
     Principal payments on capital lease ........................                (889)                    --
     Proceeds from sale of common stock .........................             125,000                   30,000
     Proceeds from exercise of common stock options .............             125,000                     --
                                                                            ---------                ---------

Net cash provided by financing activities .......................             220,785                   50,323
                                                                            ---------                ---------


                                               Net change in cash             158,304                    1,019
Cash, beginning of period                                                       1,152                    1,152
                                                                            ---------                ---------

                                              Cash, end of period           $ 159,456                $   2,171
                                                                            =========                =========


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                            $  13,434                $  11,326
                                                                            =========                =========
        Income taxes                                                        $    --                  $    --
                                                                            =========                =========


                                                           Page 6

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended April 30, 2008 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders' deficits at April 30, 2008, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon its ability to obtain capital from outside sources, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the years ended October 31, 2007 and 2006, the then president and now chairman has loaned the Company funds for working capital on an "as needed" basis. There is no assurance that these loans will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company's stem cell technology and the Company's fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company has launched a new product line, VITROCELL(TM), consisting of novel human cell lines for research and development. These products represent unique opportunities for researchers to utilize proliferating human cell lines for a variety of research applications including basic research in diabetes, pancreatic cancer and endocrinology of the pituitary gland. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company's operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

Note B:  Related Party Transactions

Indebtedness to officer

During the past four fiscal years, the Company's president paid $14,236 in expenses on behalf of the Company. During the six months ended April 30, 2008, the Company repaid $2,321. The balance of $11,915 is included in the accompanying condensed financial statements as "Due to officer".





                            VITRO DIAGNOSTICS, INC.
               Notes to Unaudited Condensed Financial Statements


Notes payable

During the period from August 23, 2002 to October 31, 2007 the Company's president loaned the Company a total of $189,408 through various notes that had also accrued interest in the amount of $14,225. These notes and the accrued interest were consolidated into a single note of $203,633 that matures on October 31, 2008 and accrues interest at a rate of 10% per annum. This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer.
Accrued interest payable on the loans totaled $10,182 at April 30, 2008.

During the six months ended April 30, 2008, the president loaned the Company an additional $3,400 for working capital. This loan is uncollateralized, due on demand and accrues interest at a rate of 10% per annum. Accrued interest payable on the loans totaled $127 at April 30, 2008.

Accrued salaries

The Company accrues the salaries of its officer due to a lack of working capital. Salary expense incurred for the six months ended April 30, 2008 totaled
$150,000. Total accrued salaries and payroll taxes totaled $1,164,374 at April
30, 2008.

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended April 30, 2008 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D:  Lines of Credit

The Company has a $12,500 line of credit of which $1,731 was unused at April 30, 2008. The interest rate on the credit line was 14.25% at April 30, 2008.
Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $88,000, of which $7,362 was unused at April 30, 2008. The interest rates on the credit cards range from 12.99% to 36.31% as of April 30, 2008.




                            VITRO DIAGNOSTICS, INC.
               Notes to Unaudited Condensed Financial Statements


Note E:  Long-Term Debt

Capital Lease Obligation

On July 26, 2007, the Company entered into a capital lease agreement to acquire laboratory equipment. The Company is obligated to make 3 monthly payments of $25 and 60 monthly payments of $382 under the lease. Future maturities of the capital lease obligation are as follows:

            Year ended October 31,
            ----------------------

                   2008 ..................................        $   2,293
                   2009 ..................................            4,587
                   2010 ..................................            4,587
                   2011 ..................................            4,587
                   2012 ..................................            3,823
                                                                  ---------
                                                                  $  19,877

             Less: imputed interest ......................           (6,822)
             Present value of net minimum
               lease payments ............................        $  13,055
                                                                  =========

The president of the Company has personally guaranteed the lease obligation.


Note F:  Shareholders' Deficit

Common Stock and Warrant Purchase Agreement

On January 31, 2008 (the "Closing Date"), the Company completed a private placement of 1,250,000 shares of its common stock and warrants to purchase
1,000,000 additional shares of common stock to three investors (the "Investor").
The securities were sold as units (the "Units") at a price of $0.10 per Unit, with the Investor purchasing an aggregate of 1,250,000 Units for gross proceeds of $125,000. Each Unit consisted of one (1) share of common stock and eight-tenths (8/10) of one Class A warrant for a total of 1,250,000 shares of common stock and 1,000,000 Class A warrants. The Class A warrants carry an exercise price of $.125 per share. The transaction was not registered under the Securities Act of 1933, as amended, (the "1933 Act"). The sales were made pursuant to a Common Stock and Warrant Purchase Agreement dated January 31,
2008. Each Class A warrant grant the Investor the right to purchase one (1) share of common stock and one-half (1/2) of a Class B warrant at an exercise price of $0.25 per warrant.. The Class A warrants were exercised on April 30, 2008, and the investor received 1,000,000 shares of the Company's common stock and 500,000 Class B warrants in exchange for a payment of $125,000.

Each Class B warrant grants the Investor the right to purchase one (1) share of common stock and one (1) Class C warrant at an exercise price of $0.25 per warrant.. The Class B warrants are exercisable immediately and remain exercisable for a period of seven months from the Closing Date. The Class B warrants must be exercised if the Company can demonstrate sales of stem cell-derived beta islets in an amount of at least $30,000 for the three months ended July 31, 2008. Each Class C warrant grants the Investor the right to purchase one (1) share of common stock at an exercise price of $0.25 per share.
The Class C warrants are exercisable upon the exercise of the Class B warrants and remain exercisable for a period of ten months from the Closing Date and must




                            VITRO DIAGNOSTICS, INC.
               Notes to Unaudited Condensed Financial Statements


be exercised if the Company can demonstrate sales of stem cell-derived beta islets in an amount of at least $100,000 for the three months ended October 31, 2008. The private placement was conducted by the Company's officers and directors and no underwriting discounts, commissions, or finders' fees were paid. The Company has agreed to pay a financing fee to the Investor in connection with offering equal to 2% of the aggregate purchase price of the securities to cover the Investor's legal fees arising from the transaction.

Common stock issued for services

Under the terms of a Consulting Agreement, the Company agreed to issue 100,000 shares of its common stock upon the receipt of $100,000 or more in capital financing. The Company received financing in excess of $100,000 on January 31, 2008. On March 25, 2008, the Board of Directors approved the issuance of the consultant's 100,000 shares. The transaction was valued at $9,000, or $.09 per share, based on the fair value of the stock on January 31, 2008, the date the shares were earned.

On March 25, 2008, the Company issued the above consultant 12,000 shares of the Company's common stock as compensation to serve on the Company's Scientific
Advisory Board for a period of two years. The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.
The transaction will be expensed over the period of the service. As of April 30, 2008, $120 was expensed and $2,280 was reported as "Services prepaid with common stock" in the accompanying condensed balance sheet.

Employee stock options

The following schedule summarizes the changes in the Company's outstanding stock options:

                                                                            Weighted
                                                                            Average                         Weighted
                                              Options Outstanding          Remaining      Aggregate         Average
                                        --------------------------------
                                           Number of     Exercise Price    Contractual     Intrinsic      Exercise Price
                                           Shares         Per Share           Life          Value          Per Share
                                        -------------- ----------------- --------------- -------------  -----------------

Balance at October 31, 2007.......          705,864      $.08 to $.81       5.98 years    $ 26,160          $ 0.19
   Options granted................            --            $0.00                                           $  --
   Options exercised..............            --            $0.00                                           $  --
   Options expired................            --            $0.00                                           $  --
                                            ------

Balance at April 30, 2008.........         705,864       $.08 to $.81       5.48 years    $ 35,650          $ 0.19
                                           =======       ============       ==========    ========          ======



Exercisable at October 31, 2007...          405,864      $.08 to $.81       4.89 years    $ 26,160          $ 0.19

Exercisable at April 30, 2008.....          405,864      $.08 to $.81       4.40 years    $ 32,650          $ 0.19
                                            =======      ============       ==========    ========          ======


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

                            VITRO DIAGNOSTICS, INC.
               Notes to Unaudited Condensed Financial Statements


Note H:  Subsequent Event

On May 1, 2008, the Company's Board of Directors appointed Erik Van Horn to the Board. The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company's common stock. Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options. Effective May 1, 2008, the options were exercised and 100,000 shares of the Company's common stock were issued to Mr. Van Horn.







ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction

         This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at April 30, 2008 and the results of operations for the three and six-month period ending April 30, 2008 and 2007. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

         During the first quarter of fiscal 2008, the Company completed a private placement of its securities that provided working capital. On January 31, 2008, the Company sold 1,250,000 units to three investors for gross proceeds of $125,000, or $0.10 per unit. Each unit consisted of one share of the Company's common stock and eight tenths (8/10) of a Class A Warrant. The Class A Warrants permitted the investors to acquire an aggregate of 1,000,000 million additional shares of common stock at $0.125 per share and 500,000 Class B Warrants. The Class A Warrants were subsequently exercised on April 30, 2008 because the Company distributed its stem cell-derived human beta islet to potential customers obligating the investors to exercise these warrants.

         The Company realized proceeds of $125,000 from the sale of 1,000,000 shares of its common stock at $0.125 per share and also granted the investors 500,000 Class B warrants that are exercisable at a price of $0.25 per warrant until August 30, 2008. These warrants must be exercised in the event the Company reaches an additional milestone of $30,000 in sales of its stem cell-derived human beta islets within the three months ending July 31, 2008. If the investors exercise the Class B warrants, they would also receive 500,000 Class C Warrants to acquire an additional 500,000 shares of common stock at $0.25 per share. These Class C Warrants are exercisable until November 30, 2008 and must be exercised if the Company reaches an additional milestone within the three months ended October 31, 2008. The Company has now realized $250,000 in gross proceeds through this private placement and may realize an additional $250,000 in proceeds if the remaining warrants are exercised. Proceeds from the offering are being used to reduce certain outstanding debt and continue commercial development of the Company's products.

         At April 30, 2008, the Company had a working capital deficit of $1,354,154, consisting of current assets of $162,690 and current liabilities of $1,516,844. This represents an increase in the deficit of $28,704 from fiscal year end October 31, 2007. The increase in working capital deficit was due to liabilities arising from operations, deferred salaries and expenses that exceeded the proceeds from the sale of securities described above.

         Current assets increased by $36,000 and current liabilities increased by $84,861 during the quarter ended April 30, 2008. The increase in current liabilities was primarily related to deferred salaries while assets increased due to cash raised from the sale of the Company's securities described previously. The Company reported a $1,302,743 deficit in shareholders' equity at April 30, 2008, which was $3,336 less than the deficit reported at October 31, 2007.

         During the six months ended April 30, 2008, the Company's financing activities provided cash to support its operating activities. During that time, the Company's operations used $46,129 in cash compared to $46,110 of cash used by operations during the six months ended April 30, 2007. The Company reported an overall increase in cash for the first six months of 2008 of $158,304 that was $157,285 more than the increase in cash for the first six months of 2007. Cash raised from financing activities was derived from sale of common stock to the three outside investors, as described above. Cash usage reflects a minimum cash requirement of about $7,700 per month for operations. Cash requirements for operations are slightly increased compared to prior periods as the Company accelerates its efforts to commercialize new products.

         The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2007. A current focus is securing exercise of the warrants issued in the private placement discussed above. Management is attempting to achieve certain commercial milestones that will result in exercise of the Class B warrants (described above) that will provide an additional $125,000 capital infusion into the Company. Management also plans to seek suitable business combinations in an effort to provide enhanced revenue, capitalization and business opportunities necessary to enhance shareholder value. Some initial discussions are underway with regard to these transactions, but there is no assurance that any such transaction will be completed.


Results of Operations

         During the three months ended April 30 2008, the Company realized a net loss of $149,074 or $0.01 per share on $750 of revenue. The net loss was $97,535 more than the net loss for the three months ended April 30, 2007. The increased net loss in the second quarter of 2008 compared to the same quarter in 2007 was primarily due to increased non-cash salary expenses and the absence of a gain due to reinstatement of a contingent liability during the second quarter 2007 (See Note G, Notes to Unaudited Condensed Financial Statements). Total operating expenses in the second quarter of 2008 were $41,665 more than the comparable period in 2007. Research and development expenses in the second quarter 2008 increased by $19,258 and selling, general and administrative expenses increased by $22,407.

         During the six months ended April 30, 2008, the Company realized a net loss of $255,784 or ($0.02) per share on $1,500 in revenue. The net loss in the first half of 2008 was a $120,071 increase over the loss reported during the six month period ended April 30, 2007. The increased net loss was due to increased non-cash salary expenses and increased expenditures as the Company accelerates the commercialization of new products. Also, there was a gain of $54,401 reported in the six months ended April 30, 2007 (Note G, Notes to Unaudited Condensed Financial Statements).

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

         The Company's beta islet stem cells and related proprietary technology also have potential application in the development of cell therapy for Type I and some Type II diabetic patients. Recent clinical trials have shown the positive benefit of transplantation of beta islets together with various immunosuppressive drugs in the treatment of Type I diabetes. However, the relatively small number of islets available for transplantation and use of immunosuppressive therapy limit this transplantation therapy. As a result, a longer-term goal of the Company is the development of an infinite supply of transplantable beta cells that may be transplanted without use of immunosuppressive drugs. Such development would require greater resources than are presently available to the Company and management is seeking appropriate alliances and financing to support these objectives.

Item 3A(T).  Controls and Procedures

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the period ended April 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION


Item 2.  Recent Sales of Unregistered Securities.

      At April 15, 2008, the Company achieved a milestone involving distribution of its stem cell-derived human beta islet that obligated the exercise of 1,000,000 outstanding Class A warrants held by an investor. The Class A warrants were exercised on April 30, 2008 and the investor received 1,000,000 shares of the Company's common stock and 500,000 Class B warrants in exchange for a payment of $125,000. These securities have not been registered under the Securities Act of 1933, as amended, or state securities' laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.


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

Item 6.  Exhibits.

         Exhibits: The following exhibits are filed with this report:

             31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

             32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2008.

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