Form 10QSB
period 2008-07-31
VITRO DIAGNOSTICS INC
filed 2008-09-22
CIK 793171

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2008

         OR

(  )     TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.


Commission file number:  0-17378

                             VITRO DIAGNOSTICS, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                               84-1012042
           ------                                               ----------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              Identification No.)

4621 Technology Drive, Golden, Colorado                            80403
---------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (303) 999-2130
                                                 --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes   X       No
    -----         -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes          No   X
                                     -----       -----

The number of shares outstanding of the issuer's class of common equity as of September 16, 2008 was 15,143,681.

Transitional Small Business Disclosure Format: Yes         No   X
                                                   -----      -----

                             VITRO DIAGNOSTICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                        ----

Item 1.     Condensed Balance Sheet, July 31, 2008 (unaudited)            3

            Condensed Statements of Operations for the three and nine
             months ended July 31, 2008 and 2007 (unaudited)              4

            Condensed Statements of Cash Flows for the nine months
            ended July 31, 2008 and 2007 (unaudited)                      5

            Statement of Changes in Shareholder's Deficit (unaudited)     6

            Notes to the Condensed Unaudited Financial Statements         7

Item 2.     Management's Discussion and Analysis or Plan of
            Operation                                                    11

Item 3A(T). Controls and Procedures                                      14

PART II - OTHER INFORMATION

Item 5.     Other Information                                            16
Item 6.     Exhibits                                                     16
            Signatures                                                   16



                                                        VITRO DIAGNOSTICS, INC.
                                                Condensed Balance Sheet (Unaudited)
                                                            July 31, 2008
Assets
Current assets:
     Cash ..........................................................................................       $    72,827
     Inventory, at cost ............................................................................             2,864
                                                                                                           -----------
                                                                               Total current assets             75,691

Equipment, net of accumulated depreciation of $25,437  .............................................            59,339
Patents, net of accumulated amortization of $16,369 ................................................            12,215
Deferred costs .....................................................................................            20,793
Other assets .......................................................................................             2,449
                                                                                                           -----------
                                                                                                           $   170,487
                                                                                                           ===========

Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on capital lease obligation (Note E) .......................................       $     6,713
     Accounts payable ..............................................................................            24,707
     Due to officer (Note B) .......................................................................            11,915
     Note payable and acrrued interest payable to officer (Note B) .................................           222,518
     Accrued payroll expenses (Note B) .............................................................         1,164,374
     Lines of credit (Note D) ......................................................................            91,270
                                                                                                           -----------
                                                                          Total current liabilities          1,521,497

Long-term debt (Note E):
     Capital lease obligation, less current maturities .............................................            30,817
                                                                                                           -----------
                                                                                  Total liabilities          1,552,314
                                                                                                           -----------

Shareholders' deficit (Note F):
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding ..........................................................              --
     Common stock, $.001 par value; 50,000,000 shares authorized;
        15,143,681 shares issued and outstanding ...................................................            15,144
     Additional paid-in capital ....................................................................         4,921,958
     Services prepaid with common stock ............................................................            (9,480)
     Accumulated deficit ...........................................................................        (6,309,449)
                                                                                                           -----------
                                                                        Total shareholders' deficit         (1,381,827)
                                                                                                           -----------
                                                                                                           $   170,487
                                                                                                           ===========


                                                                   3
                                   See accompanying notes to condensed, unaudited financial statements


                                                         VITRO DIAGNOSTICS, INC.
                                                  Condensed Statements of Operations
                                                              (Unaudited)


                                                              For The Three Months Ended         For The Nine Months Ended
                                                                        July 31,                         July 31,
                                                             -----------------------------     -----------------------------
                                                                 2008             2007             2008             2007
                                                             ------------     ------------     ------------     ------------

Product sales ...........................................    $       --       $        900     $      1,500     $      1,400
                                                             ------------     ------------     ------------     ------------

Operating costs and expenses:
    Research and development ............................          44,404           62,561          199,398          184,595
    Selling, general and administrative .................          24,982           26,837          103,529           77,984
                                                             ------------     ------------     ------------     ------------
                      Total operating costs and expenses           69,386           89,398          302,927          262,579
                                                             ------------     ------------     ------------     ------------
                                    Loss from operations          (69,386)         (88,498)        (301,427)        (261,179)

Other income (expense):
    Gain resulting from reinstatement of
       previously de-obligated grant ....................            --               --               --             54,401
    Interest expense ....................................         (12,498)          (8,962)         (36,241)         (26,395)
                                                             ------------     ------------     ------------     ------------
                                Loss before income taxes          (81,884)         (97,460)        (337,668)        (233,173)

Provision for income taxes (Note C) .....................            --               --               --               --
                                                             ------------     ------------     ------------     ------------

                                                Net loss     $    (81,884)    $    (97,460)    $   (337,668)    $   (233,173)
                                                             ============     ============     ============     ============

Basic and diluted net loss per common share .............    $      (0.01)    $      (0.01)    $      (0.02)    $      (0.02)
                                                             ============     ============     ============     ============
Shares used in computing basic and diluted
    net loss per common share ...........................      15,143,681       12,450,912       13,537,903       12,450,912
                                                             ============     ============     ============     ============


                                                                  4
                                  See accompanying notes to condensed, unaudited financial statements



                                                     VITRO DIAGNOSTICS, INC.
                                         Condensed Statements of Cash Flows (Unaudited)


                                                                                          For The Nine Months Ended
                                                                                                  July 31,
                                                                                         ---------------------------
                                                                                            2008              2007
                                                                                         ---------         ---------

Net cash used in operating activities ...........................................        $(133,895)        $ (66,126)
                                                                                         ---------         ---------

Cash flows from investing activities:
     Purchases of equipment .....................................................          (23,269)             --
     Payments for patents and deferred costs ....................................           (2,259)           (3,462)
                                                                                         ---------         ---------
Net cash used in investing activities ...........................................          (25,528)           (3,462)
                                                                                         ---------         ---------

Cash flows from financing activities:
     Proceeds from issuance of notes payable ....................................            3,400            44,050
     Principal payments on notes payable ........................................          (32,025)           (4,500)
     Proceeds (repayments) on lines of credit, net ..............................              162                91
     Principal payments on capital lease ........................................           (2,026)             (764)
     Proceeds from sale of common stock .........................................          125,000            30,000
     Proceeds from exercise of common stock options .............................          125,000              --
                                                                                         ---------         ---------
Net cash provided by financing activities .......................................          219,511            68,877
                                                                                         ---------         ---------

                                                              Net change in cash            60,088              (711)
Cash, beginning of period .......................................................           12,739             1,152
                                                                                         ---------         ---------
                                                             Cash, end of period         $  72,827         $     441
                                                                                         =========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest ................................................................        $  20,756         $  16,545
        Income taxes ............................................................        $    --           $    --
                                                                                         =========         =========

     Non-cash investing and financing transactions:
        Equipment acquired under capital lease ..................................        $  25,611         $    --
        Exercise of stock options in echange for services .......................        $  10,000         $    --
                                                                                         =========         =========


                                                               5
                              See accompanying notes to condensed, unaudited financial statements




                                                           VITRO DIAGNOSTICS, INC.
                                          Statement of Changes in Shareholders' Deficit (Unaudited)


                                                                                           Services
                                                                                            Prepaid
                               Preferred Stock           Common Stock         Additional     with
                             -------------------    ----------------------     Paid-in      Common       Accumulated
                             Shares      Amount       Shares     Par Value     Capital       Stock          Deficit       Total
                             ------   -----------   ----------   ---------   -----------   ---------     -----------    ------------

   Balance,
   October 31, 2007            --     $      --     12,681,681   $  12,682   $ 4,653,020   $     --      $(5,971,781)   $(1,306,079)

Common stock units
   sold pursuant to private
   placement, $.0.10 per
   share (Note F)              --            --      1,250,000       1,250       123,750         --           --            125,000
Common stock issued under
   consulting contract,
   $.0.09 per share
   (Note F)                    --            --        100,000         100         8,900         --             --            9,000
Common stock issued in
   exchange for future
   Scientific Advisory
   Board services,
   $.0.20 per share
   (Note F)                    --            --         12,000          12         2,388       (2,280)          --              120
Prepaid services
   earned (Note F)             --            --           --          --            --            300           --              300
Common stock issued
   following exercise
   on Class A warrants,
   $.0.125 per share
   (Note F)                    --            --      1,000,000       1,000       124,000         --             --          125,000
Common stock options
   exercised (Note F)          --            --        100,000         100         9,900       (7,500)          --            2,500
Net loss for the nine
   months ended
   July 31, 2008               --            --           --          --            --           --         (337,668)      (337,668)
                             ------   -----------  -----------   ---------   -----------   ----------    -----------    -----------
   Balance,
   July 31, 2008               --     $      --     15,143,681   $  15,144   $ 4,921,958   $   (9,480)   $(6,309,449)   $(1,381,827)
                             ======   ===========  ===========   =========   ===========   ==========    ===========    ===========


                                                                      6
                                    See accompanying notes to condensed, unaudited financial statements

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements

Note A:  Basis of Presentation

The condensed unaudited financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended October 31, 2007 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations for the periods ended July 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders' deficits at July 31, 2008, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets and satisfaction of liabilites in the accompanying balance sheet are dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

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

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Note B:  Related Party Transactions

Indebtedness to officer

During the past four fiscal years, the Company's president paid $14,236 in expenses on behalf of the Company, which remained unpaid as of April 30, 2008. During the six months ended April 30, 2008, the Company repaid $2,321. The balance of $11,915 is included in the accompanying condensed financial statements as "Due to officer" at July 31, 2008.

Notes payable

During the period from August 23, 2002 to October 31, 2007 an officer loaned the Company a total of $189,408 through various notes that had also accrued interest in the amount of $14,225. In October 2007, these notes and the accrued interest were consolidated into a single note of $203,633 that matures on October 31, 2008 and accrues interest on the unpaid principal at a rate of 10% per annum. This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer. Accrued interest payable on the loans totaled $15,272 at July 31, 2008.

On July 29, 2008, the Board of Directors approved the issuance of 1,238,176 shares of the Company's common stock in exchange for the note payable to an officer in the amount of $203,633. The exchange was not completed as of the date of this report.

During the nine months ended July 31, 2008, the officer loaned the Company an additional $3,400 for working capital. The loans are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum. Accrued interest payable on the loans totaled $213 at July 31, 2008.

Officer Compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its sole officer. The Agreement establishes annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement. The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company's common stock that includes contingent vesting requirements. The new employment agreement includes changes in control given exercise of underlying stock options and also includes severance provisions.

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital. Total accrued salaries and payroll taxes total $1,164,374. Beginning May 1, 2008, the Company resumed payment of the officer's salary.

Office Lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado. The facility has been leased from a company that is owned by the president's wife.

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Future minimum rental payments are as follows:

       October 31,
       -----------

           2008 ..............................................    $   5,595
           2009 ..............................................       22,380
           2010 ..............................................       22,380
           2011 ..............................................       22,380
           2012 ..............................................       22,380
           2013 ..............................................       14,920
                                                                  ---------
                                                                  $ 110,035
                                                                  =========

The total rental expense was $7,775 for the nine months ended July 31, 2008.

Other

The president has personally guaranteed all debt of the Company including all credit card debt.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the period ended July 31, 2008 resulting in a deferred tax asset. The net deferred tax asset was fully allowed for through the valuation allowance, therefore the net benefit and expense result in $-0- income taxes.

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

Note D:  Lines of Credit

The Company has a $15,000 line of credit of which $4,820 was unused at July 31, 2008. The interest rate on the credit line was 14 % at July 31, 2008. Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $88,000, of which $6,910 was unused at July 31, 2008. The interest rates on the credit cards range from 11.99% to 34.99% as of July 31, 2008.

Note E:  Long-Term Debt

Note Payable

During August 2003, the Company converted liabilities owed to its attorney into a promissory note. The note carried a 10 percent interest rate and was payable at the rate of $500 per month. The Company repaid the note in full during the nine months ended July 31, 2008.

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


Capital Lease Obligation

The Company has entered into two capital lease agreements to acquire laboratory equipment. The Company is obligated to make monthly payments including sales taxes totaling $1,309 into the year 2012. Future maturities of the capital lease obligations are as follows:

           Year ended October 31,
           ----------------------

                 2008 ........................................      $   3,637
                 2009 ........................................         14,547
                 2010 ........................................         14,547
                 2011 ........................................         14,547
                 2012 ........................................          9,634
                                                                    ---------
                                                                    $  56,912
                 Less: imputed interest ......................        (19,382)
                                                                    ---------
                 Present value of net minimum
                    lease payments ...........................      $  37,530
                                                                    =========

The president of the Company has personally guaranteed the lease obligations.

Note F:  Shareholders' Deficit

Common Stock and Warrant Purchase Agreement

On January 31, 2008 (the "Closing Date"), the Company completed a private placement of 1,250,000 shares of its common stock and warrants to purchase 1,000,000 additional shares of common stock to three investors (the "Investor"). The securities were sold as units (the "Units") at a price of $0.10 per Unit, with the Investor purchasing an aggregate of 1,250,000 Units for gross proceeds of $125,000. Each Unit consisted of one (1) share of common stock and eight-tenths (8/10) of one Class A warrant for a total of 1,250,000 shares of common stock and 1,000,000 Class A warrants. The Class A warrants carry an exercise price of $.125 per share. The transaction was not registered under the Securities Act of 1933, as amended, (the "1933 Act"). The sales were made

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


pursuant to a Common Stock and Warrant Purchase Agreement dated January 31, 2008. The Class A warrants grant the Investor the right to purchase one (1) share of common stock and one-half (1/2) Class B warrant at an exercise price of $0.25 per share.

On April 30, 2008, the investors exercised the Class A warrants and received 1,000,000 shares of the Company's common stock and 500,000 Class B warrants in exchange for a payment of $125,000.

Each Class B warrant grants the Investor the right to purchase one (1) share of common stock and one (1) Class C warrant at an exercise price of $0.25 per share. The Class B warrants are exercisable immediately and for a period of seven months that has been verbally extended to ten months from the Closing Date. The Class B warrants must be exercised if the Company can demonstrate sales of stem cell-derived beta islets in an amount of at least $30,000 for the three months ended October 31, 2008. Each Class C warrant grants the Investor the right to purchase one (1) share of common stock at an exercise price of $0.25 per share. The Class C warrants are exercisable upon the exercise of the Class B warrants and remain exercisable for a period of ten months from the Closing Date and must be exercised if the Company can demonstrate sales of stem cell-derived beta islets in an amount of at least $100,000 for the three months ended October 31, 2008. The private placement was conducted by the Company's officers and directors and no underwriting discounts, commissions, or finders' fees were paid. The Company has agreed to pay a financing fee to the Investor in connection with offering equal to 2% of the aggregate purchase price of the securities to cover the Investor's legal fees arising from the transaction.

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

On March 25, 2008, the Company issued the above consultant 12,000 additional shares of the Company's common stock as compensation to serve on the Company's Scientific Advisory Board for a period of two years. The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date. The transaction will be expensed over the period of the service. As of July 31, 2008, $420 was expensed and $1,980 was reported as "Services prepaid with common stock" in the accompanying condensed balance sheet.

On May 1, 2008, the Company's Board of Directors appointed Erik Van Horn to the Board. The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company's common stock. Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options. Effective May 1, 2008, the options were exercised and 100,000 shares of the Company's common stock were issued to Mr. Van Horn. As of July 31, 2008, $2,500 of the $10,000 compensation was expensed and $7,500 was reported as "Services prepaid with common stock" in the accompanying condensed balance sheet.

Employee stock options

On May 1, 2008, the Company granted a stock option to its president to purchase one million shares of the Company's common stock at an exercise price of $.19 per share. On the grant date, the traded market value of the stock was $.19 per share. The options vest upon the achievement of certain contingencies. As a result, no stock-based compensation was recorded for the options during the three or nine months ended July 31, 2008. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate ................................     3.68%
        Dividend yield .........................................     0.00%
        Volatility factor ......................................   228.72%
        Weighted average expected life ......................... 6.5 years

                             VITRO DIAGNOSTICS, INC.
                Notes to Unaudited Condensed Financial Statements


The following schedule summarizes the changes in the Company's outstanding stock options:

                                                                                   Weighted
                                            Options Outstanding                     Average                          Weighted
                                    -------------------------------------          Remaining         Aggregate        Average
                                    Number of              Exercise Price          Contractual       Intrinsic     Exercise Price
                                      Shares                 Per Share                Life             Value          Per Share
                                      ------                 ---------                ----             -----          ---------

Balance at October 31, 2007            705,864              $.08 to $.81            5.98 years        $26,160         $  0.19
  Options granted                    1,000,000                  $0.19              10.00 years        $ 0.00          $  0.19
  Options exercised                   (100,000)                 $0.10                                                 $  0.10
  Options exercised                       --                    $0.00                                                 $   --
                                     ---------

Balance at July 31, 2008             1,605,864              $.08 to $.81            8.54 years        $35,650         $  0.20
                                     =========              ============            ==========        =======         =======

Exercisable at October 31, 2007        405,864              $.08 to $.81            4.89 years        $26,260         $  0.19

Exercisable at July 31, 2008           305,864              $.08 to $.81            5.58 years        $21,400         $  0.22
                                     =========              ============            ==========        =======         =======


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


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Introduction

         This section discusses the financial condition of Vitro Diagnostics, Inc. (the "Company") at July 31, 2008 and the results of operations for the three and nine-month periods ending July 31, 2008 and 2007. This information should be read in conjunction with the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, including the audited financial statements and notes contained therein.

Forward-Looking Statements

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


Liquidity and Capital Resources

         During the first quarter of fiscal 2008, the Company completed a private placement of its securities that provided working capital. On January 31, 2008, the Company sold 1,250,000 units to three investors for gross proceeds of $125,000, or $0.10 per unit. Each unit consisted of one share of the Company's common stock and eight tenths (8/10) of a Class A Warrant. The Class A Warrants permitted the investors to acquire an aggregate of 1,000,000 million additional shares of common stock at $0.125 per share and 500,000 Class B Warrants. The Class A Warrants were subsequently exercised on April 30, 2008 because the Company met a contingency specified in the stock purchase agreement obligating the investors to exercise these warrants.

         The Company realized proceeds of $125,000 from the sale of 1,000,000 shares of its common stock at $0.125 per share and also granted the investors 500,000 Class B warrants that are exercisable at a price of $0.25 per warrant until August 30, 2008. These warrants must be exercised in the event the Company reaches an additional milestone of $30,000 in sales of its stem cell-derived human beta islets within the three months ending July 31, 2008. In August 2008, the Company and the investors verbally agreed to amend the terms of the Class B warrants by extending the expiration date to November 30, 2008 and extending the date of the required milestone triggering exercise of these options to October 31, 2008. If the investors exercise the Class B warrants, they would also receive 500,000 Class C Warrants to acquire an additional 500,000 shares of common stock at $0.25 per share. Given issuance of the Class C Warrants, they would expire on February 28, 2009 and the exercise of these options would be mandatory if the Company reaches an additional milestone within the three months ended January 31, 2009. The Company has now realized $250,000 in gross proceeds through this private placement and may realize an additional $250,000 in proceeds if the remaining warrants are exercised. Proceeds from the offering are being used to reduce outstanding debt and to accelerate commercial development of the Company's products.

         At July 31, 2008, the Company had a working capital deficit of $1,445,806, consisting of current assets of $75,691 and current liabilities of $1,521,497. This represents an increase in the deficit of $120,356 from fiscal year end October 31, 2007. The increase in working capital deficit was due to liabilities arising from operations, salaries and expenses that exceeded the proceeds from the sale of securities described above.

         Current assets decreased by $86,999 and current liabilities increased by $4,653 during the quarter ended July 31, 2008. The decrease in current assets was due to operating expenses that increased over the previous quarter. That increase arose from expenses needed to establish a new operating facility opened by the Company during the quarter. The Company reported a $1,381,827 deficit in shareholders' equity at July 31, 2008, which was an increase of $75,748 deficit from the deficit reported at October 31, 2007.

         During the nine months ended July 31, 2008, the Company's financing activities provided cash to support its operating activities. During that time, the Company's operations used $133,895 in cash compared to $66,126 of cash used by operations during the nine months ended July 31, 2007. The Company reported an overall increase in cash for the first nine months of 2008 of $60,088. Cash raised from financing activities was derived from sale of common stock to the three outside investors, as described above. Cash usage reflects a minimum cash requirement of about $15,000 per month for operations. Cash requirements for operations are increased compared to prior periods as the Company accelerates its efforts to commercialize new products.

         The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended 2007. A current focus is securing exercise of the warrants issued in the private placement discussed above. Management is attempting to achieve certain commercial milestones that will result in exercise of the Class B warrants (described above) that will provide an additional $125,000 of capital to the Company. Management also plans to seek suitable business combinations in an effort to provide enhanced revenue, capitalization and business opportunities necessary to enhance shareholder value. Some initial discussions are underway with regard to these transactions, but there is no assurance that any such transaction will be completed.


Results of Operations

         During the three months ended July 31 2008, the Company realized a net loss of $81,884 or ($0.01) per share on no revenue. The net loss was $15,576 less than the net loss for the three months ended July 31, 2007. The decrease in net loss in the third quarter of 2008 compared to the same quarter in 2007 was primarily due to reduced salaries. The new employment agreement between the Company and its officer includes reduced salary and increased incentive provisions compared to the prior contract (See Note B, Notes to Unaudited Condensed Financial Statements.). Total operating expenses in the third quarter of 2008 were $20,012 less than the comparable period in 2007. Research and development expenses in the third quarter 2008 decreased by $18,157 and selling, general and administrative expenses decreased by $1,855.

         During the nine months ended July 31, 2008, the Company realized a net loss of $337,668 or ($0.02) per share on $1,500 in revenue. The net loss in the nine months of 2008 was a $104,495 increase over the loss reported during the nine month period ended July 31, 2007. The increased net loss was due to increased total operating costs and expenses as the Company accelerates the commercialization of new products. Also, there was a gain of $54,401 reported in the six months ended April 30, 2007 that did not occur in 2008. (Note G, Notes to Unaudited Condensed Financial Statements).

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

Item 3A(T).  Controls and Procedures

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the period ended July 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION



Item 5.  Other Information

         In an effort to conserve available working capital, the Company has determined to postpone its annual meeting of shareholders for the indeterminate future. The Company now has a new address in Golden Colorado as a result of moving into a new and expanded facility.

Item 6.  Exhibits.

         Exhibits: The following exhibits are filed with this report:

                10.1  Executive Employment Agreement effective May 1, 2008

                31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 16, 2008.

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