Form 10-K
period 2008-10-31
VITRO DIAGNOSTICS INC
filed 2009-03-17
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-17378

VITRO DIAGNOSTICS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1012042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4621 Technology Drive, Golden, Colorado	80403
(Address of principal executive offices)	(Zip Code)

(333) 550-2130

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.001 par value
(Title of each class)

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [___] Yes  [__x_] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [___]  No [_x_]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [___]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[___] Yes   [_x_]  No

State issuer's revenue for its most recent fiscal year:  $1,500.

The aggregate market value of the 8,120,287 shares of voting stock held by non-affiliates of the Company at March 4, 2009, calculated by taking the last sales price of the Company's common stock of $.12 on March 4, 2009 was $974,434.

The number of shares outstanding of the issuer’s common equity as of March 4, 2009 was 16,858,524.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes

Exhibits

See Part IV, Item 15.

Additional Information

Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete.  Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission.  (See "ITEM 15. EXHIBITS.")

Special Note Regarding Forward-Looking Statements

Please see the note under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," for a description of special factors potentially affecting forward-looking statements included in this report.

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

Narrative Description of Business

Our current focus is the development and commercialization of new products derived from our stem cell research.  We presently develop, manufacture and market products for use in research and related applications that do not require approval of the United States Food and Drug Administration ("FDA") prior to market introduction.  We have previously developed products and product candidates for treatment of infertility.

The predominant focus of operations during the fiscal year ended October 31, 2008, which we refer to in this report as 2008, was to continue and expand prior research involving the establishment and characterization of stem cell lines.  The Company’s current stem cell technology consists of patent-pending methods, stem cell lines and related products with application to stem cell, diabetes and cancer research and drug development.  Our intellectual property provides for patent protection of our adult stem cell generation method including cell lines derived from any human adult tissue.    The Company’s current strategy includes the near-term development and marketing of related products targeting research and drug development. The Company's stem cell technology may eventually lead to new therapeutic products to treat animal and human diseases.

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

The Company’s stem cell technology focuses on adult stem cells that are derived from human tissues without the necessity of the sacrifice of embryos as is needed to generate embryonic stem cells. New advances have shown that stem cells with properties comparable to embryonic stem cells including differentiation into any cell type may be derived from adult cells.  So-called induced plurapotent stem cells (iPS) may obviate the need for embryonic stem cells in the future and also eliminate the ethical controversy surrounding use of embryonic stem cells.  The Company’s stem cell technology includes cell lines, supporting products and methods for generation and differentiation of stem cells into products with application to treatment of numerous diseases such as heart disease, diabetes, stroke, Parkinson’s and Alzheimer’s disease, etc.  While the Company’s technology represents a platform with broad application to several medical markets, the present business model focuses on the commercialization of products targeting perceived high margin, niche markets in research and drug development that do not require FDA pre-market approval.  These products are in advanced stages of development and we anticipate near-term launch.

The Company's prior research efforts had focused on the generation, characterization and differentiation of numerous stem cell lines that give rise to human beta islets, which are structures of the pancreas gland responsible for the production and secretion of insulin and glucagon that regulate carbohydrate metabolism.  During 2008, the Company’s R&D program produced advances in the process of differentiation into functional beta islet cells that synthesize and secrete insulin.  Such advances are important to further activities directed towards the commercial production of functional beta islets.  We also gained regulatory approval of an animal study to attempt demonstration of the reversal of diabetes by implantation of the Company’s differentiated beta islets.

During 2008, the Company also expanded development of its stem cell technology to include applications in cancer research and treatment.  In the early part of 2009, the Company filed a patent application with the USPTO regarding its methods and compositions of stem cell-based materials with application to cancer research and treatment.  Furthermore, the Company advanced its product development activities into market-ready products.  The Company is presently developing additional products to establish the initial line of stem cell products for commercial distribution. Our product offering includes basic tools for use in stem cell research, stem cell-based cancer research targeting novel therapies for the treatment of poor prognosis cancer such as pancreatic, lung and brain.   In addition, our product line will include disposable medical devices necessary to support the proper and continual usage of our products. Our products will include non-licensed products sold directly to customers together with licensed cell lines patented by the Company.  The latter products include cell lines that may be developed into products for therapeutic applications. We intend to continually add products including especially products differentiated from stem cells, such as stem cell-derived human beta islets and related products. Human beta islet cells may have substantial application to the development of new drugs both in safety and toxicology testing of all new drugs and especially in the development of new drugs for treatment of diabetes.  We anticipate commercialization of our stem cell-derived beta islets for such applications through sales of products and select non-exclusive licenses with those pharmaceutical firms engaged in such development.  We perceive that our products will have competitive advantages in allowing customers to detect potential side-effects of drug candidates such as induction of diabetes during pre-clinical studies, prior to expensive drug development activities.  We estimate the size of this market to be substantial and we are unaware of similar existing products presently available for this application.  Sales into these target markets will not require pre-market FDA approval but may require interactions with FDA.

Another potential application of our stem cell products is in the treatment of animal diseases such as diabetes, which is also a significant health issue.  Our initial target is cell therapy for diabetes in dogs and cats, but this may be expanded to include other species.  Part of our pre-clinical development program involves tests to reverse animal diabetes initially in mice, and these studies will then be extended to include other species.

 During the two fiscal years ended October 31, 2008 and 2007, the Company spent $247,276 and $268,735, respectively, for research and development.

We previously marketed a limited number of products known as the VITROCELL™ Product Line consisting of select human cell lines and related products.  The sales of our VITROCELL™ products decreased during 2008 and this product line is now being phased-out to be replaced by stem cell products targeting applications in research and drug discovery as previously described.

Marketing and Distribution.  The Company plans to sell its stem cell products presently in development directly to customers.  The Company has an existing consulting contract with a pharmaceutical toxicologist who is familiar with marketing of these specialty medical products.  Also, there are other marketing groups that may provide professional marketing assistance to the Company.  We plan to attend appropriate trade shows, advertize and otherwise gain market awareness of our products. The Company may also use select distributors to specific target markets as may be appropriate.

Fertility Drug Candidates.

The Company's previous manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes.  An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 35 years.  The worldwide market for FSH and related products is approximately $1.3 billion per year.  Since the sale of the diagnostic operation in 2000, management has continued efforts to develop these discoveries into commercially valuable assets.  However, in the recent past, the Company has utilized its limited resources for its stem cell research in an effort to establish financial support and revenue from product sales in the near term.  There was no new development of the Company's technology related to fertility drugs in 2008.  The Company's stem cell technology has potential application to generation of new cell lines for FSH production but this development would require additional R&D to demonstrate feasibility.

Description of Products and Product Candidates.  VITROPIN™ is highly purified FSH derived from the urine of post-menopausal women.  It is produced through the Company's patented technology that management believes represents a significant improvement over previous methods used to produce this product.  FSH has been used for over 40 years as a drug to treat infertility by inducing follicle development in the ovary.

The Company’s efforts to commercialize this product have not yet yielded a viable commercial product.  During 2008 the Company did engage in discussions regarding possible sale of its assets related to manufacture of VITROPIN.  The U.S. Food and Drug Administration ("FDA") has not yet approved any of these products for commercial distribution within the United States.  The absence of FDA approval of this product may be an obstacle to sale of these assets.

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

The Company now has a pending patent application concerning its stem cell technology entitled, "GENERATION AND DIFFERENTIATION OF ADULT STEM CELL LINES" that was filed with both the USPTO and internationally in 2005, potentially allowing patents in the United States and several foreign countries.  Subsequent research and new cell lines constitute additional intellectual property potentially extending coverage of the patent application.  During 2007, the Company filed a request for patent in Canada through its prior application.  In January 2009, the USPTO issued a Notice of Allowance to the Company for its pending US patent application that signifies completion of the examination of the patent based on its merits.  Such notification is typically followed by the issuance of a formal patent.  The issuance of a patent also affords opportunity for the filing of continuation applications to the USPTO potentially expanding patent protection.

During January 2009, the Company also filed a provisional patent application to the USPTO concerning application of its stem cell technology to cancer entitled, “MATERIALS AND METHODS USEFUL TO RESEARCH AND TREAT CANCER.” The Company has developed cell lines and compositions with potential application to the targeted eradication of cancer stem cells which may occur without significant side-effects.  There can be no assurance that the Company will succeed in obtaining any such patent protection or that these patents would withstand legal challenges.

The Company's technology related to the production of cell culture media is protected as trade secret.

The Company has established trademark claims to its VITROPIN™ product informally by publication.  This trademark is thus a common law mark that may be challenged by the owners of similar, established and registered marks that existed prior to initial publication by the Company, but no such challenge has occurred since original publication in 2000.  The Company also has the following trademarks registered in the State of Colorado: "Vitro Biopharma", "VITROCELL" and "Harnessing the Power of Cells"; these registrations expire on 7/2/2012, 11/25/2013 and 11/25/2013 respectively.  The Company may elect to formally protect some or all of these marks through registration with the USPTO in the future.  However, we do not believe the absence of formal trademark protection will adversely affect our business.

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

Employees

The Company presently has one full time employee, the Company's President, CEO, Chairman, and CFO.  This individual provides primary support of technical operations, including research and development, production of the current stem cell product line and all administrative functions of the Company.  The Company's Vice President provides the Company with periodic consultation related to the achievement of its business objectives.

During 2007, the Company entered into a consulting agreement with Superior Toxicology and Wellness, a consulting firm located in Superior Colorado.  Superior provides the Company with assistance in business development with an emphasis on marketing and sales of the Company’s stem cell products to the pharmaceutical manufacturing sector.

During 2008, the Company employed a scientist with a PhD. in transplant immunology to assist in the development of its products and technology.  This individual took a position with another company starting March 2009.

The Company also utilizes the services of other consultants and advisors to supplement the resources of its employee from time to time.  These include scientific and laboratory personnel, accountants, auditors and attorneys.  Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real property.  During early 2008, the Company leased its office and laboratory space, consisting of 540 square feet, at 12635 East Montview Boulevard, Suite 214, Aurora, CO 80045.  The lease was a full service lease allowing Company personnel access to common areas, conference rooms and use of certain laboratory equipment.  The lease expired June 30, 2008 when the Company moved into an expanded facility located at 4621 Technology Drive, Golden Colorado.  The Company leases 1200 square feet and has access to common areas.  The lease began July 1, 2008 and has a five-year term.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Fiscal Quarter Ended	High	Low
2008
January 31	$0.09	$0.09
April 30	0.19	0.19
July 31	0.18	0.18
October 31	0.18	0.06

2007
January 31	$0.15	$0.07
April 30	0.20	0.075
July 31	0.19	0.02
October 31	0.25	0.03

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

Holders of our Common Stock

As of March 4, 2009, the Company had approximately 1,940 shareholders of record, not including persons who hold their shares in "street name".

Dividends

The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future.  The payment of dividends in the future is dependent on the generation of revenue and profit, and the discretion of the Board of Directors based upon such matters as the Company's capital needs and costs of obtaining capital from outside sources.

Recent Sales of Unregistered Securities

1.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 17, 2009:

a.        On February 17, 2009, the Company agreed to issue, an aggregate of 300,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") in consideration of $15,000.

b.        The shares are to be issued to two persons, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares to be issued will be "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investors each qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received are to be used for working capital.

2.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 16, 2009:

a.        On February 16, 2009, the Company agreed to issue, an aggregate of 12,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") for advisor services.

b.        The shares are to be issued to one person, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares to be issued will be "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        Not applicable.

3.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 12, 2009:

a.        On February 12, 2009, the Company agreed to issue, an aggregate of 250,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.10 per share for total consideration of $25,000.

b.        The shares were issued to one person, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

4.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on November 12, 2008:

a.        On November 12, 2008, the Company sold to one executive officer an aggregate of 226,667 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.0375 per share for total consideration of $8,500.

b.        The shares were issued to one person who serves as an executive officer and member of the board of directors and who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

5.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), authorized by the Company on July 29, 2008:

a.        On July 29, 2008, the Company authorized the conversion of $224,333 in accrued salary and notes payable due to the Company’s President and Chief Executive Officer into an aggregate of

1,238,176 shares of common stock, $.05 par value (the "Common Stock" or "Shares"). The conversion was completed and the shares were issued on February 11, 2009.

b.        The shares were issued to one person who serves as an executive officer and member of the board of directors and who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        Not applicable.

6.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on May 1, 2008:

a.        On May 1, 2008, the Company completed the sale of an aggregate of 100,000 shares of common stock, $.05 par value (“Common Stock”) at an average price of $.10 per share pursuant to the exercise of issued and outstanding options. The options had been granted to an executive officer and Director for his services to the Company.

b.        The shares were issued to one person who serves as an executive officer and member of the board of directors and who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        Not applicable.

7.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on May 1, 2008:

a.        On May 1, 2008, the Company granted our Chief Executive Officer options to purchase 1,000,000 shares of common stock, $.05 par value (“Common Stock”) at an average price of $.19 per share, subject to vesting.  None of the options are vested as of the date of this Report.

b.        The options were issued to one person who serves as an executive officer and member of the board of directors and who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        Not applicable.

8.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on April 30, 2008:

a.        On April 30, 2008, the Company completed the sale of an aggregate of 1,000,000 shares of common stock, $.05 par value (“Common Stock”) pursuant to the exercise of issued and outstanding Class A warrants and an aggregate of 500,000 shares of Common Stock pursuant to the exercise of issued and outstanding Class B Warrants.  The Company received gross proceeds of $125,000 from the exercise of the warrants.

b.        The shares were issued to three persons, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections

4(2) thereunder. The investors each qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that each accredited investor obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

9.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on March 25, 2008:

a.        On March 25, 2008, the Company agreed to issue, an aggregate of 100,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.09 per share for consultant services.

b.        The shares were issued to one person, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        Not applicable.

10.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on March 25, 2008:

a.        On March 25, 2008, the Company agreed to issue, an aggregate of 12,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.20 per share for consultant services.

b.        The shares were issued to one person, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        Not applicable.

11.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on January 31, 2008:

a.        On January 31, 2008, the Company completed the sale of an aggregate of 1,250,000 Units, each Unit valued at $0.10 per Unit for gross proceeds of $125,000.

b.        The Units were sold to three persons, each of whom  qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investors each qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that each accredited investor obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

12.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed in October, 2007:

a.        In October, 2007, the Company completed the sale of an aggregate of 230,769 shares of common stock, $.05 par value (“Common Stock”) at an average price of $0.065 for total consideration of $15,000.

b.        The shares were issued to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

13.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed in November, 2006:

a.        In November, 2006, the Company sold to one executive officer an aggregate of 535,714 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.056 per share for total consideration of $30,000.

b.        The shares were issued to one person who serves as an executive officer and member of the board of directors and who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

14.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed in August, 2006:

a.        In August, 2006, the Company sold to one executive officer an aggregate of 357,143 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.056 per share for total consideration of $20,000.

b.        The shares were issued to one person who serves as an executive officer and member of the board of directors and who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

15.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed in May, 2006:

a.        In May, 2006, the Company sold to one executive officer an aggregate of 625,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.032 per share for total consideration of $20,000.

b.        The shares were issued to one person who serves as an executive officer and member of the board of directors and who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections

4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

16.

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed in February, 2006:

a.        In February, 2006, the Company sold to one executive officer an aggregate of 312,500 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.064 per share for total consideration of $20,000.

b.        The shares were issued to one person who serves as an executive officer and member of the board of directors and who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received were used for working capital.

ITEM 6.

SELECTED FINANCIAL DATA

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

Statement of Operations Data:	Year Ended Oct., 31, 2008	Year Ended Oct. 31, 2007
Total revenues	$ 1,500	$ 9,100
Operating expenses	$ 369,116	$ 378,853
Net loss	$ (413,420)	$ (350,399)
Basic and diluted loss per common share	$ (0.03)	$ (0.03)
Shares used in computing basic and diluted loss per share	14,241,791	12,450,912

Balance Sheet Data:	Oct. 31, 2008	Oct. 31, 2007
Working capital deficit	$ (1,522,659)	$ (1,325,450)
Total assets	$ 105,979	$ 74,659
Total liabilities	$ 1,560,758	$ 1,380,738
Stockholders' deficit	$ (1,454,779)	$ (1,306,079)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year end October 31, 2008, and compares that to its financial condition at year-end 2007.  It also analyzes our results of operation for the year ended October 31, 2008 and compares those results to the year ended October 31, 2007.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

The Company's recent operations and development of its business plan have been limited due to lack of sufficient capital resources.  Since mid-2002, the Company has maintained minimal operations that were financed through debt and equity funding provided by the Company's president, CEO and Chairman.  These operations focused on the development and commercialization of its stem cell technology as described previously.  In an effort to expand those operations, management of the Company has been engaged in efforts to obtain capital from outside sources.

Further to these efforts, the Company completed a private placement of its securities during the 2008 fiscal year end.  On January 31, 2008, which we refer to as the Closing Date, the Company sold 1,250,000 units to three investors for gross proceeds of $125,000, or $0.10 per unit.  Each unit consisted of one share of the Company's common stock and eight tenths (8/10) of a Class A Warrant.  The Class A Warrants permit the investors to acquire an aggregate of 1,000,000 million additional shares of common stock and 500,000 Class B Warrants at an exercise price of $0.125 per share.  The Class A Warrants are exercisable for a period of 90 days from the Closing Date and must be exercised in the event the Company reaches certain performance milestones with regard to its business plan.

On April 30, 2008 the investors exercised the Class A warrants and received 1,000,000 shares of the Company’s common stock and 500,000 Class B warrants in exchange for a payment of $125,000.  The Class B warrants were not exercised and expired on November 30, 2008.

The capital raised during fiscal year 2008 was used to:

a)

accelerate R&D efforts resulting in the development of market-ready products,

b)

move into a new and expanded facility affording FDA-compliant commercial manufacturing,

c)

gain regulatory acceptance of an animal study protocol to investigate effects of the Company’s cell line-derived beta islets on the reversal of animal diabetes,

d)

successfully prosecute the Company’s initial United States stem cell patent and,

e)

develop technology necessary to file an additional United States patent application concerning use of the Company’s stem cell technology for applications in cancer research and treatment.

These activities are described in greater detail in Item I, Narrative Description of Business.

Liquidity and Capital Resources

In 2008, the Company gained working capital as described but continues to experience a working capital deficit and shortage of liquidity.  At fiscal year end October 31, 2008, the Company had a working capital deficit of $1,522,659, consisting of current assets of $9,210 and current liabilities of $1,531,869.  This represents a decrease of $197,209 from fiscal year end October 31, 2007.  Current assets decreased $13,133 from year-end 2007 to 2008 while total assets increased $31,320 during that time, the former from decreased cash and accounts receivable while the latter was predominantly due to the acquisition of new equipment and increased deferred costs related to the Company's patent holdings.  Current liabilities increased $184,076 from year-end 2007 to 2008 while total liabilities increased $180,020, each predominantly from accrued salaries and increases in the note payable and accrued interest owed to the Company's president and CEO.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.  Subsequent to October 31, 2008, $224,333 due to the Company’s president was converted to stock.

The Company remains dependent on receipt of additional cash to continue its business plan and achieve profitability in the future.  The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2008 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.

During the fiscal year ended October 31, 2008, the Company's financing activities provided $223,483 to support operations.  During that time, the Company's operations used $198,007 of cash compared to $113,914 of cash used during the twelve months ended October 31, 2007.  The increase in cash usage was predominantly due to the pay-off a note payable to counsel and additional expenses related to establishment of new operating facility including laboratory equipment purchases and salary expenses. The use of cash during 2008 reflects a cash requirement of about $16,500 per month for operations while the cash raised from financing activities was primarily from the private placement investment described earlier.  The general increase in cash usage in the past two years reflects increased research and development activities as the Company continues to advance the development of its stem cell technology into new commercial products.

The Company had lines of credit totaling $100,500 with $10,280 in available credit at fiscal year end 2008.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

Sales of products decreased in 2008.  The Company anticipates initial launch of new products as described elsewhere in fiscal year 2009 which management anticipates satisfying capital needs in 2009.  Subsequent to the 2008 fiscal year end, the Company raised additional capital through private placement of its securities.  However, additional expansion of the product line and aggressive marketing both require additional capital and management is activity seeking additional investment into the Company. In addition, the Company's technology and product candidates related to treatment of infertility may provide capital.

Management has also conserved working capital by reducing administrative expenses and expenditures related to research activities while maintaining essential operational activities.  The Company also intends to pursue other alternatives to increase its capital resources such as merger with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Results of Operations

Year Ended October 31, 2008.  During the year ended October 31, 2008, the Company realized a net loss of $413,420, or ($.03) per share, with $1,500 in product revenue.  The operating loss in 2008 was $63,021 more than the operating loss of $350,399 in 2007.  The increased operating loss during 2008 as compared to 2007 was primarily due to absence of other income from the re-instatement of previous liability in 2007 and decreased product sales.  The product sales for 2008 were similar to those of fiscal year 2006.  Diminished sales are probably due to reduced marketability because of the immortal nature of cell lines that does not result in repeat sales, reliance on distribution for sales and general economic conditions.  Because of these issues, we plan to phase-out the current products and aggressively pursue direct sales of the stem cell products presently being developed.  We further plan to license our patented cell lines to customers while directly selling supporting devices and mortal cell lines without licensing agreements. Management projects greater sales of its stem cell-based products due to additional markets within pharmaceutical manufacturing for applications in new drug discovery and development.  Management does not anticipate revenue from its fertility drugs in the immediate future.  Commercialization of these products depends on significant funding, further product development including clinical trials, FDA approval, and other conditions prior to commercial sale of any product.

Total operating expenses were $9,737 less in 2008 than in 2007, primarily due to reduced salary expense.  Selling, general and administrative expenses in 2008 were $11,722 more than in 2007.

Research and development expenses (R&D) decreased by $21,459 during fiscal year 2008 compared to fiscal year 2007.  This decrease was predominantly due to reduced total salaries because of the new employment contract with the Company’s president that resulted in reduced salary together with increased incentives in the form of stock options. The Company's R&D activities were oriented towards advances in the commercialization of its stem cell technology as described previously (Part I, Item 1).  Management believes that these advances improve opportunities for the Company to commercialize new products with an unmet market need in the near term.  Management also believes that these advances also increase opportunities for the establishment of strategic alliances.

Other expenses increased from fiscal 2007 to 2008, since the gain from reinstatement of a previously de-obligated grant was exclusive to 2007.

Year Ended October 31, 2007.  During the year ended October 31, 2007, the Company realized a net loss of $350,399, or ($.03) per share, on $9,100 of revenue.

Operating expenses decreased from fiscal 2006 to fiscal 2007, due to decreased accrued salary expenses.  Selling, general and administrative expenses decreased by $136,114 in 2007.  Research and development expenses also increased by $95,698 in 2007.

Other expenses decreased from fiscal 2006 to 2007 primarily due to re-instatement of a prior liability.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements, with the intention of improving the quality of information provided to users of financial statements. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value.

SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delayed by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and long-lived assets measured at fair value for impairment assessment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the portion of SFAS 157 that has not been delayed by FSP FAS-157-2 as of January 1, 2008, and plans to adopt the balance of its provisions as of January 1, 2009.

The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applies in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS 157 will apply in 2009) consist of property and equipment. The adoption of SFAS 157 in 2008 has had no effect on the measurement of the Company’s financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective on January 1, 2009. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, in May 2008.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company is in the process of evaluating the impact FSP 142-3, but do not expect it to have a material impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

RISK FACTORS

This 10-K report, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors including those discussed below.

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

4.

We will be required to formally assess our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such assessment could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal controls for the fiscal year ending on or after December 2007.  Such a report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective.  This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management, and our own assessment must eventually be audited by our independent accountants.  Presently our personnel are limited and we lack third party checks and balances in our internal control although the individual responsible for financial control has 20 years employment with and significant ownership of the Company.  At the time of the required disclosures, we may be forced to disclose significant deficiencies and/or material weaknesses in our internal controls, depending on the status of personnel and internal controls.  If we are unable to assert that our internal controls over financial reporting are effective, or if we disclose significant deficiencies or material weaknesses in our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

5.

We have concerns regarding the current economic situation.  The United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates

2.	Balance Sheets at October 31, 2008 and 2007

3.	Statement of Operations for the years ended October 31, 2008 and 2007

4.	Statement of Changes in Shareholders’ Deficit for the years ended October 31, 2008 and 2007

5.	Statement of Cash Flows for the Years Ended October 31, 2008 and 2007

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Vitro Diagnostics, Inc.

We have audited the accompanying balance sheets of Vitro Diagnostics, Inc., as of October 31, 2008 and 2007, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended October 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2008 and 2007, and the results of its operations and cash flows for the two years ended October 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 11, 2009

VITRO DIAGNOSTICS, INC.
Balance Sheets
	October 31, 2008	October 31, 2007
Assets
Current assets:
Cash	$ 6,768	$ 12,739
Accounts receivable	-	7,120
Inventory, at cost	2,442	2,484
Total current assets	9,210	22,343
Equipment, net of accumulated depreciation of $30,300 and $23,371	56,125	14,174
Patents, net of accumulated amortization of $17,835 and $14,903	11,482	14,414
Deferred costs	26,713	18,535
Other assets	2,449	5,193
Total assets	$ 105,979	$ 74,659
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on note payable (Note E)	$ -	$ 6,000
Current maturities on capital lease obligation (Note E)	7,101	1,873
Accounts payable	25,444	24,944
Accrued expenses	8,095	-
Due to officer (Note B)	5,530	14,236
Note payable and accrued interest payable to officer (Note B)	218,803	203,633
Unsecured notes and accrued interest payable to officer (Note B)	5,125	-
Accrued payroll expenses (Note B)	1,171,551	1,005,999
Lines of credit (Note D)	90,220	91,108
Total current liabilities	1,531,869	1,347,793
Long-term debt (Note E):
Note payable, less current maturities	-	20,874
Capital lease obligation, less current maturities	28,889	12,071
Total liabilities	1,560,758	1,380,738
Commitments and contingencies (Notes A, B, C, D, E, F, G, H and I)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
15,143,681 and 12,681,681 shares issued and outstanding	15,144	12,682
Additional paid-in capital	4,921,958	4,653,020
Services prepaid with common stock	(6,680)	-
Accumulated deficit	(6,385,201)	(5,971,781)
Total shareholders' deficit	(1,454,779)	(1,306,079)
Total liabilities and shareholders' deficit	$ 105,979	$ 74,659

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations

		For The Years Ended
		October 31,
	2008		2007
Product sales	$ 1,500		$ 9,100

Operating costs and expenses:
Research and development	247,276		268,735
Selling, general and administrative	121,840		110,118
Total operating costs and expenses	369,116		378,853
Loss from operations	(367,616)		(369,753)

Other income (expense):
Gain resulting from reinstatement of
previously de-obligated grant (Note G)	-		54,401
Interest expense	(45,804)		(35,047)
Loss before income taxes	(413,420)		(350,399)

Provision for income taxes (Note C)	-		-

Net loss	$(413,420)		$(350,399)

Basic and diluted net loss per common share	$(0.03)		$(0.03)
Shares used in computing basic and diluted
net loss per common share	14,241,791		12,450,912

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2006	-	$ -	11,915,198	$ 11,915	$ 4,608,787	$ -	$ (5,621,382)	$ (1,000,680)
Common stock sold to an officer at
$.0.056 per share (Note B)	-	-	535,714	536	29,464	-	-	30,000
Common stock sold at $0.065 per share (Note F)	-	-	230,769	231	14,769	-	-	15,000
Net loss for the year ended October 31, 2007	-	-	-	-	-	-	(350,399)	(350,399)
Balance, October 31, 2007	-	$ -	12,681,681	$ 12,682	$ 4,653,020	$ -	$ (5,971,781)	$ (1,306,079)
Common stock units sold pursuant to private
placement, $0.10 per share (Note F)	-	-	1,250,000	1,250	123,750	-	-	125,000
Common stock issued under consulting contract,
$0.09 per share (Note F)	-	-	100,000	100	8,900	-	-	9,000
Common stock issued in exchange for future Scientific
Advisory Board services, $0.20 per share (Note F)	-	-	12,000	12	2,388	(2,400)	-	-
Common stock issued following exercise of Class A
warrants, $0.125 per share (Note F)	-	-	1,000,000	1,000	124,000	-	-	125,000
Common stock options exercised (Note F)	-	-	100,000	100	9,900	(10,000)	-	-
Prepaid services earned (Note F)						5,720		5,720
Net loss for the year ended October 31, 2008							(413,420)	(413,420)
Balance, October 31, 2008	-	$ -	15,143,681	$ 15,144	$ 4,921,958	$ (6,680)	$ (6,385,201)	$ (1,454,779)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows

	For The Years Ended
	October 31,
	2008	2007

Cash Flows from operating activities:
Net loss	$ (413,420)	$ (350,399)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	9,861	4,194
Stock-based compensation	14,720	-
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable, inventories,
prepaid expenses and deposits	9,906	(5,815)
Increase in accounts payable, accrued expenses
and payroll taxes payable	180,926	238,106
Net cash used in operating activities	(198,007)	(113,914)
Cash flows from investing activities:
Purchases of equipment	(23,269)	-
Payments for patents and deferred costs	(8,178)	(6,910)
Net cash used in investing activities	(31,447)	(6,910)

Cash flows from financing activities:
Proceeds from issuance of notes payable	9,961	94,561
Principal payments on notes payable	(32,025)	(6,000)
Repayments on lines of credit, net	(888)	(311)
Principal payments on capital lease	(3,565)	(839)
Proceeds from sale of common stock	250,000	45,000
Net cash provided by financing activities	223,483	132,411
Net change in cash	(5,971)	11,587
Cash, beginning of year	12,739	1,152
Cash, end of year	$ 6,768	$ 12,739
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 44,544	$ 20,822
Income taxes	$ -	$ -
Non-cash investing and financing transactions
Equipment acquired under capital leases	$ 25,611	$ -
Common stock issued for services	$ 11,400	$ -
Exercise of stock options paid with services	$ 10,000	$ -

See accompanying notes to these financial statements

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

Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development and related technologies.  A present target area for the Company’s therapeutic products is the development and commercialization of stem cell technology for use in diabetes and cancer research and treatment.  The Company has been granted a patent for its proprietary technology related to the immortalization of human cells and subsequently expanded this technology to include patent-pending technology involving generation of stem cells with potential application to a variety of commercial opportunities including the treatment of degenerative diseases and drug discovery.

The Company also owns patented technology related to treatment of human infertility.  The Company has been granted a US patent for its process to manufacture VITROPIN™.  VITROPIN™ is a highly purified urinary follicle-stimulating hormone (“FSH”) preparation produced according to the Company’s patented purification process.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2008, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the years ended October 31, 2008 and 2007, the then president and now chairman has loaned the Company funds for working capital on an “as needed” basis. There is no assurance that these loans will continue in the future. During the first quarter 2008, the Company raised $125,000 in working capital through a private placement of its securities together with a warrant to purchase additional common stock of the Company.  During the second quarter warrants to purchase common stock were exercised resulting in additional proceeds to the Company of $125,000.  The Company plans to seek additional funding to maintain its operations through debt and equity financing. The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company’s stem cell technology and the Company’s fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company has new stem cell products that it is preparing to launch in the near future. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of October 31, 2008, there were no customer accounts outstanding, and all prior amounts have been collected.

Inventory

Inventories, consisting of raw materials, are stated at the lower of cost (using the specific identification method) or market.

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $6,929 and $1,262 for the years ended October 31, 2008 and 2007, respectively.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Patents, deferred costs and amortization

Patents consist of costs incurred to acquire issued patents.  Amortization commences once a patent is granted.  Costs incurred to acquire patents that have not been issued are reported as deferred costs.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires.  The Company amortizes its patents over a period of ten years.  Amortization expense totaled $2,932 for both years ended October 31, 2008 and 2006.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2009	$2,932
2010	2,932
2011	2,932
2012	2,686
2013	-
$11,482

The Company’s patents and deferred costs consisted of the following at October 31, 2008:

Patent
Immortalized cell lines and methods of making the same (1 patent)	$29,317
This patent is for proprietary technology related to the immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery.
Less: accumulated amortization	(17,835)
$11,482
Deferred costs
Stem Cells	$26,713

This patent application represents an advancement of the Company's cell immortalization platform that provides a competitive modern technology platform with wide application to commercial applications in research and cell therapeutics.

$26,713

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  As a result of these reviews, the Company recorded no asset impairment charges during the years ended October 31, 2008 and 2007.  A contingency exists with respect to this matter, the ultimate resolution ship of which cannot presently be determined.

Income taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2008 and 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.  Trade receivables are from customers in one geographic location, principally Northern California, USA.  The Company does not require collateral for its trade accounts receivable.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options outstanding at October 31, 2008 and 2007 were not included in the diluted loss per share as all 1,605,684 and 705,864 options, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at October 31, 2008 and 2007 were equal.

Stock-based compensation

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

Recent accounting standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements, with the intention of improving the quality of information provided to users of financial statements. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value.

SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delayed by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and long-lived assets measured at fair value for impairment assessment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the portion of SFAS 157 that has not been delayed by FSP FAS-157-2 as of January 1, 2008, and plans to adopt the balance of its provisions as of January 1, 2009.

The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applies in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS 157 will apply in 2009) consist of property and equipment. The adoption of SFAS 157 in 2008 has had no effect on the measurement of the Company’s financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective on January 1, 2009. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, in May 2008.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company is in the process of evaluating the impact FSP 142-3, but do not expect it to have a material impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Indebtedness to officer

Over the past four fiscal years, the Company’s president paid $14,236 in expenses on behalf of the Company.  During the year ended October 31, 2008, the Company repaid $8,706.  The balance of $5,530 is included in the accompanying financial statements as “Due to officer.”

Notes payable

During the period from August 23, 2002 to October 31, 2008 the president loaned the Company a total of $168,150 through various notes that had also accrued interest in the amount of $35,483.   In October 2007, these notes and the accrued interest were consolidated into a single note of $203,633, and accrued interest on the unpaid principle at a rate of 10% per annum.  Additional interest of $15,485 has accrued on this note, and the total balance of $218,803 is included in “Note payable and accrued interest payable to officer” in the accompanying financial statements.  This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer.

On July 29, 2008, the Board of Directors approved the issuance of 1,238,176 shares of the Company’s common stock in exchange for the notes payable plus accrued interest to an officer not to exceed $225,000.  At that time the Note was cancelled effective July 29, 2008.  The exchange was completed in February 2009.  A total of $224,333, representing the balance of the note payable and accrued interest, plus the outstanding balance of the indebtedness to the officer of $5,530 was exchanged for 1,238,176 shares of the Company’s common stock.

During the year ended October 31, 2008, the officer loaned the Company an additional $4,810 for working capital.  The loans are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the loans totaled $315 at October 31, 2008.  The total loans plus accrued interest of $5,125 are included in “Unsecured notes and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its sole officer.  The Agreement establishes annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The new employment agreement includes changes in control given exercise of underlying stock options and also includes severance provisions.

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,171,551 and $1,005,999 at October 31, 2008 and 2007, respectively.

Dr. Musick’s salaries totaled $190,000 and $279,167 for the years ended October 31, 2008 and 2007, respectively.  Dr. Musick’s accrued salaries totaled $929,982 and $773,315 as of October 31, 2008 and

2007, respectively.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries and payroll taxes for a previous officer of the Company totaled $208,833 at October 31, 2008 and 2007.

Total accrued payroll taxes on the above salaries totaled $40,736 and $31,851 at October 31, 2008 and 2007, respectively.

Common stock sales

In November 2006, the Company sold 535,714 shares of its common stock to an officer of the Company for $30,000, or $.056 per share.  The transaction was recorded at fair value, which was determined to be 80% of the quoted market price on the day prior to the sale of stock, due to the restricted nature of the shares.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the president’s wife.

Future minimum rental payments are as follows:

October 31,

2009...............................................................	$ 22,380
2010...............................................................	22,380
2011...............................................................	22,380
2012...............................................................	22,380
2013...............................................................	14,920
-
$ 104,440

The total rental expense was $13,370 and $20,388 for the years ended October 31, 2008 and 2007, respectively.

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	October 31,
	2008	2007
Benefit related to U.S. federal statutory graduated rate	-34.00%	-34.00%
Benefit related to State income tax rate, net of federal benefit	-3.06%	-3.06%
Accrued officer salaries	14.84%	30.59%
Net operating loss for which no tax benefit is currently available	22.22%	6.47%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31,
	2008	2007
Net operating loss and tax credit carryforwards	$1,418,792	$1,313,146
Accrued officer salaries	434,177	371,505
Deferred tax asset (before valuation allowance)	$1,852,968	$1,684,651

At October 31, 2008, deferred taxes consisted of a net tax asset of $1,852,968, due to operating loss carryforwards and other temporary differences of $6,146,840, which was fully allowed for in the valuation allowance of $1,852,968.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2008 and 2007 totaled $168,317 and $129,843, respectively.  Net operating loss carryforwards will expire in various years through 2028.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $2,878 was unused at October 31, 2008.  The interest rate on the credit line was 14.00% at October 31, 2008.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $88,000, of which $7,402 was unused at October 31, 2008.  The interest rates on the credit cards range from 11.99% to 34.99% as of October 31, 2008.

NOTE E: LONG-TERM DEBT

Note Payable

During August 2003, the Company converted liabilities owed to its attorney into a promissory note.  The note carries a 10 percent interest rate and is payable at the rate of $500 per month.  At of October 31, 2007, the Company owed $26,874 on the note, which was due and payable upon receipt by the Company of outside capital in excess of $50,000.  During the year ended October 31, 2008 the note was paid in full.

Capital Lease Obligations

In July 2007, the Company entered into a capital lease agreement to acquire laboratory equipment.  The Company is obligated to make 3 monthly payments of $25 and 60 monthly payments of $382 under the lease.

In June 2008, the Company entered into a capital lease agreement, also for the acquisition of laboratory equipment.  The Company is obligated to make 48 monthly payments of $830 under the lease.

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2009	$14,547
2010	14,547
2011	13,783
2012	10,398
$53,275
Less: imputed interest	(17,285)
Present value of net minimum lease payments	$35,990

The president of the Company has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Common stock

During October 2007, the Company sold 230,769 shares of its common stock to an investor for $15,000, or $.065 per share.

Common Stock and Warrant Purchase Agreement

On January 31, 2008 (the "Closing Date"), the Company completed a private placement of 1,250,000 shares of its common stock and warrants to purchase 1,000,000 additional shares of common stock to three investors (the "Investor"). The securities were sold as units (the "Units") at a price of $0.10 per Unit, with the Investor purchasing an aggregate of 1,250,000 Units for gross proceeds of $125,000. Each Unit consisted of one (1) share of common stock and eight-tenths (8/10) of one Class A warrant for a total of 1,250,000 shares of common stock and 1,000,000 Class A warrants. The Class A warrants carry an exercise price of $.125 per share.  The transaction was not registered under the Securities Act of 1933, as amended, (the “1933 Act”). The sales were made pursuant to a Common Stock and Warrant Purchase Agreement dated January 31, 2008. The Class A warrants grant the Investor the right to purchase one (1) share of common stock and one-half (1/2) Class B warrant at an exercise price of $0.25 per share.

On April 30, 2008, the investors exercised the Class A warrants and received 1,000,000 shares of the Company’s common stock and 500,000 Class B warrants in exchange for a payment of $125,000.

Each Class B warrant granted the Investor the right to purchase one (1) share of common stock and one (1) Class C warrant at an exercise price of $0.25 per share. The Class B warrants were exercisable immediately and for a period of seven months that has been verbally extended to ten months from the Closing Date. The Class B warrants must be exercised if the Company could demonstrate sales of stem cell-derived beta islets in an amount of at least $30,000 for the three months ended October 31, 2008.  The Class B warrants were not exercised and expired on November 30, 2008. Each Class C warrant grants the Investor the right to purchase one (1) share of common stock at an exercise price of $0.25 per share. The Class C warrants were not exercisable since the Class B warrants expired. The private placement was conducted by the Company's officers and directors and no underwriting discounts, commissions, or finders' fees were paid. The Company has agreed to pay a financing fee to the Investor in connection with offering equal to 2% of the aggregate purchase price of the securities to cover the Investor's legal fees arising from the transaction.

Common stock issued for services

Under the terms of a Consulting agreement, the Company agreed to issue 100,000 shares of its common stock upon the receipt of $100,000 or more in capital financing.  The Company received financing in excess of $100,000 on January 31, 2008, as discussed above.  On March 25, 2008, the Board of Directors approved the issuance of the consultant’s 100,000 shares.  The transaction was valued at $9,000, or $.09 per share, based on the fair value of the stock on January 31, 2008, the date the shares were earned.

On March 25, 2008, the Company issued the above consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction will be expensed over the period of the service.  As of October 31,

2008, $720 was expensed and $1,680 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

On May 1, 2008, the Company’s Board of Directors appointed Erik Van Horn to the Board.  The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company’s common stock.  Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options.  Effective May 1, 2008, the options were exercised and 100,000 shares of the Company’s common stock were issued to Mr. Van Horn. As of October 31, 2008, $5,000 of the $10,000 compensation has been expensed and $5,000 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the year ended October 31, 2008.  The fair value of the options  will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2006	805,864	$0.08 to $0.81	7.73 years	$ 0.30
Options granted	-
Options exercised	-
Options expired	(100,000)	$0.08		$ 0.08
Balance at October 31, 2007	705,864	$0.08 to $0.81	5.98 years	$ 0.19
Options granted	1,000,000	$0.19	9.75	$ 0.19
Options exercised	(100,000)	$0.10		$ 0.10
Options expired	-
Balance at October 31, 2008	1,605,864		8.29 years	$ 0.20

Exercisable at October 31, 2007	405,864	$0.08 to $0.81	4.89 years	$ 0.19
Exercisable at October 31, 2008	605,864	$0.08 to $0.81	5.88 years	$ 0.21

NOTE G: COMMITMENTS AND CONTINGENCIES

Reinstatement of Previously De-Obligated Grant Funds

The Company had previously filed an appeal with the National Institute of Child Health and Human Development requesting reinstatement of $48,518, the amount previously de-obligated from a research grant received from the NIH during 2001.  This was based on the Company’s position that it had fulfilled the financial reporting requirements to finalize the grant and other information included in the Company’s appeal.  During March 2007, the Company received notification of the success of its appeal and full re-instatement of the de-obligated funds.  As a result of the reinstatement of the de-obligated funds, for the year ended October 31, 2007 the Company recognized a gain of $54,401 related to the removal of the previously recorded contingent liability.

NOTE H: CONSULTING AGREEMENT

On August 20, 2007, the Company entered into a Consulting Agreement with Mr. Joe Nieusma of Superior Toxicology & Wellness (“Superior”).  This agreement has been extended without modification through August 20, 2009.  Under the terms of the agreement, Superior will provide services including, but not limited to:

•

The development and funding of the Company’s current business plan;

•

The launch of products targeting applications in the development and discovery of new drug and biological products; and

•

The marketing and sales of all existing and proposed products and technology that are now available, or will be available for commercial distribution during the term of the agreement.

In exchange for the above services, the Company will pay Superior $50 per hour capped at a maximum of 240 hours for the term of the agreement.  In addition, the Company has agreed to issue Mr. Nieusma the following stock bonuses to be paid in shares of the Company’s common stock:

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

100,000 shares upon the receipt of $100,000 or more in capital funding of the Company based upon Vitro’s current business plan or subsequent versions thereof.  This event occurred during fiscal year ending October 31, 2008 and the Company issued 100,000 shares to its consultant on March 27, 2008.

Compensation for the successful sale of Vitro’s products, patent licenses or other revenue-generating event shall be based on industry standards and include a gross sales commission of 15% in addition to the compensation described above.

NOTE I: SUBSEQUENT EVENTS

Common stock issued to officer

On July 29, 2008, the Board of Directors approved the issuance of 1,238,176 shares of the Company’s common stock in exchange for the notes payable plus accrued interest to an officer not to exceed $225,000.  At that time the Note was cancelled effective July 29, 2008.  The exchange was completed in February 2009.  A total of $224,333, representing the balance of the note payable and accrued interest, plus the outstanding balance of the indebtedness to the officer of $5,530 was exchanged for 1,238,176 shares of the Company’s common stock.

Sale of common stock to officer

On November 12, 2008, the Company sold 226,667 shares of the Company’s common stock to an officer at a price of $.0375.  The proceeds of $8,500 are to be used for general working capital purposes.

Sales of common stock to private investors

On February 12, 2009, the Board of Directors approved the sale of 250,000 shares of the Company’s common stock to a private investor at a price of $.10 per share.  The proceeds of $25,000 are to be used for general working capital purposes.

On February 17, 2009, the Board of Directors approved the sale of 300,000 shares of the Company’s common stock to two private investors at a price of $0.05 per share.  The proceeds of $15,000 are to be used for general working capital purposes.

Appointment to Scientific Advisory Board and issuance of stock for services

On February 12, 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  As compensation for Dr. Rice’s services, the Company is to issue her 12,000 shares of the Company’s common stock for her commitment to serve on the Scientific Advisory Board for the next two years.

Notice of Allowance for Stem Cell Patent

In January 2009 the Company received a Notice of Allowance from the USPTO that its stem cell patent entitled, “Generation and Differentiation of Adult Stem Cell Lines” has been examined and is allowed for issuance as a patent.  An issuance and publication fee is due in order to assure issuance of the patent and the Company plans to pay these fees.

ITEM 9.

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

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of October 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions.  The Company has not implemented measures that would prevent the President from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  In addition, the Company engaged a financial consultant to review all financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b)  Changes in Internal Control over Financial Reporting.  During fiscal year ended October 31, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals presently serve as officers and directors of the Company:

Name	Age	Position
James R. Musick, Ph.D.	62	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary
Erik D. Van Horn	40	Vice President and Director

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

ERIK D. VAN HORN was appointed Vice President of the Company on August 7, 2000.  He was also the Production Manager from 1993 to 2000 and a director of the Company from 1993 to 2004.  Mr. Van Horn is presently employed as a Manufacturing Senior Specialist with Amgen, Inc. in Longmont Colorado.  He received his Bachelor of Science in Chemical Engineering from the University of Colorado in 1990. He was appointed to the Board of Directors of the Company in May 2008.

The Company has not established a code of ethics for its principal executive officers due to the cost of such procedure, but may consider adopting such code in the future as its resources permit.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established by rules adopted by the SEC and the Company is required to report in this Annual Statement any failure to file by those deadlines.

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year, except that John D. Gibbs, a 10% or more owner  failed to file three report covering two or more transactions in a timely fashion; and Erik VanHorn, an executive officer and director failed to file one report covering one transaction in a timely fashion and James R. Musick, an executive officer and director failed to file two reports covering two transactions in a timely fashion.

.

ITEM 11.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION
TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman,	2008	$190,000(1)	$190,000
President, Chief Executive	2007	279,167(2)	279,167
Officer, Chief Operating Officer, Chief Financial Officer

Eric Van Horn, Vice President	2008	-0-	-0-
	2007	-0-	-0-

(1)

Of this amount, $156,667 was accrued.

(2)

All of this amount was accrued.

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

The agreement with Dr. Musick provides for the grant of stock options as follows:

•

Options to purchase 150,000 shares of the Company’s common stock at a price of $.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any financial statement filed with the Securities and Exchange Commission on Form 10-Q or 10-K; and

•

Options to purchase an additional 150,000 shares of the Company’s common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-Q or 10-K.

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

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its sole officer.  The Agreement establishes annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The new employment agreement includes changes in control given exercise of underlying stock options and also includes severance provisions.

Compensation of Directors

On May 1, 2008, the Company’s Board of Directors appointed Erik Van Horn to the Board.  The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company’s common stock.  Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options.  Effective May 1, 2008, the options were exercised and 100,000 shares of the Company’s common stock were issued to Mr. Van Horn.

The other Director is not been paid any additional compensation for services.  However, each board member is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended October 31, 2008:

Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(#)	(#)	(#)	($)	(#)	(#)	(#)	($)
James R. Musick	31,848	0	0	$0.63	6/07/2009
James R. Musick	200,000	0	0	$0.08	2/10/2016
James R. Musick	0	0	300,000	$0.17	4/01/2015
James R. Musick	0	0	1,000,000	$0.19	4/30/2018
Erik D. Van Horn	30,516	0	0	$0.63	6/07/2009

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

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	543,500	$0.15	0
Equity compensation plans not approved by security holders	162,364	$0.30	0
TOTAL	705,864		0

Compensation plan not approved by security holders included the 1992 equity incentive plan.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 4, 2009, based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock.  The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised.  At March 4, 2009, the Company had outstanding 16,858,524 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 4621 Technology Drive, Golden, Colorado 80403	5,282,603	30.9%

Erik Van Horn(3) 4621 Technology Drive, Golden, Colorado 80403	330,516	1.9%

Officers and Directors as a group(1) (2) (,3) (2 individuals)	5,613,119	32.8%

Other Shareholders

Roger D. Hurst(4) 8100 Southpark Way, Unit B-1 Littleton, CO 80120	1,122,096	6.55%

The James R. Musick Trust 12635 E. Montview Blvd. Aurora, Colorado 80010	2,665,257	15.6%

Lloyd Hansen 2646 S.W. Mapp Rd, Ste. #304 Palm City, FL 34990	980,000	5.7%

John D. Gibbs 807 Wood North Creek Road Ardmore, OK 73401	1,575,000	9.2%

___________________

(1)

Includes 231,848 shares of common stock underlying an option  immediately exercisable.

(2)

Includes 2,665,257 shares held by The James R. Musick Trust, of which Mr. Musick is a trustee and beneficiary.

(3)

Includes 30,516 shares of common stock underlying options immediately exercisable .

(4)

Includes 10,386 shares owned by Compion, a company in which Mr. Hurst is the sole shareholder

Changes in Control

The Company knows of no arrangement, including the pledge by anyone of any securities of the Company that may result in a change in control.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Between August 2002 and October 2007, the Company's Chairman, James Musick, loaned the Company $168,150 for working capital.  This loan and the accrued interest of $35,483 have been represented by a single promissory note in the amount of $203,633 dated October 31, 2007 bearing interest at the rate of 10% per year.  The note replaced a previous note.  This note was due on October 31, 2008 and was collateralized by the Company's patents regarding purification of FSH. On July 29, 2008, the Board of Directors approved the issuance of 1,238,176 shares of the Company’s common stock in exchange for the notes payable plus accrued interest to an officer not to exceed $225,000.  At that time the Note was cancelled effective July 29, 2008.  The exchange was completed in February 2009.  A total of $224,333, representing the balance of the note payable and accrued interest, plus the outstanding balance of other indebtedness to the officer of $5,530 was exchanged for 1,238,176 shares of the Company’s common stock.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2008	2007
Audit Fees	$10,350	$10,350
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$10,350	$10,350

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(7)

Filed as Exhibit 10.1 to the Form 8-K dated January 31, 2008.

(8)

Filed as Exhibit 10.2 to the Form 8-K dated January 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 16th day of March, 2009.

VITRO DIAGNOSTICS, INC.

By:

 /s/ James R. Musick__________

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following person in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Musick_____ James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	March 16, 2009

/s/ Erick D. VanHorn____ Erik D. VanHorn	Vice President and Director	March 16, 2009