Form 10-Q
period 2009-01-31
VITRO DIAGNOSTICS INC
filed 2009-03-19
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission file number 1-17378

VITRO DIAGNOSTICS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-1012042
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

4621 Technology Drive, Golden, CO  80403
(Address of Principal Executive Offices)

Issuer's telephone number:     (333)550-2130

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]

Non-accelerated filer [    ] Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of March 17, 2009, the Registrant had 16,858,524 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2009 and October 31, 2008, and its results of operations for the three month periods ended January 31, 2009 and 2008, its statements of changes of shareholders’ deficit for the year ended October 31, 2008 and for the three months ended January 31, 2009, and its cash flows for the three month periods ended January 31, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC. Balance Sheets

	January 31, 2009	October 31, 2008
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash	$ -	$ 6,768
Accounts receivable	-	-
Inventory, at cost	2,442	2,442
Total current assets	2,442	9,210
Equipment, net of accumulated depreciation of $33,510 and $30,300	52,915	56,125
Patents, net of accumulated amortization of $18,568 and $17,835	10,749	11,482
Deferred costs	27,703	26,713
Other assets	2,449	2,449

Total assets	$ 96,258	$ 105,979

(Continued on following page)

See accompanying notes to these financial statements

(Continued from previous page)

VITRO DIAGNOSTICS, INC. Balance Sheets

January 31, 2009	October 31, 2008
(Unaudited)

Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation (Note E)	7,141	7,101
Accounts payable	22,818	25,444
Checks written in excess of cash balance	2,950	-
Accrued expenses	14,423	8,095
Due to officer (Note B)	5,530	5,530
Note payable and accrued interest payable to officer (Note B)	218,803	218,803
Unsecured notes and accrued interest payable to officer (Note B)	29,140	5,125
Accrued payroll expenses (Note B)	1,192,551	1,171,551
Lines of credit (Note D)	93,142	90,220
Total current liabilities	1,586,498	1,531,869

Long-term debt (Note E):
Capital lease obligation, less current maturities	26,851	28,889
Total liabilities	1,613,349	1,560,758

Commitments and contingencies (Notes A, B, C, D, E, F, G, and H).	-	-

Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
15,370,348 and 15,143,681 shares issued and outstanding	15,371	15,144
Additional paid-in capital	4,930,231	4,921,958
Services prepaid with common stock	(3,880)	(6,680)
Accumulated deficit	(6,458,813)	(6,385,201)
Total shareholders' deficit	(1,517,091)	(1,454,779)

Total liabilities and shareholders' deficit	$ 96,258	$ 105,979

	VITRO DIAGNOSTICS, INC. Statements of Operations (Unaudited)

	For the Three Months Ended
	January 31,
	2009	2008
Product sales	$ -	$ 750

Operating costs and expenses:
Research and development	45,381	67,572
Selling, general and administrative	19,645	28,047
Total operating costs and expenses	65,026	95,619
Loss from operations	(65,026)	(94,869)

Other income (expense):
Interest expense	(8,586)	(11,841)
Loss before income taxes	(73,612)	(106,710)

Provision for income taxes (Note C)	-	-

Net loss	$ (73,612)	$ (106,710)

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)
Shares used in computing basic and diluted
Net loss per common share	15,342,949	12,681,681

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit
(Unaudited)

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2007	-	$ -	12,681,681	$ 12,682	$ 4,653,020	$ -	$ (5,971,781)	$ (1,306,079)
Common stock units sold pursuant to private
placement, $0.10 per share (Note F)	-	-	1,250,000	1,250	123,750	-	-	125,000
Common stock issued under consulting contract,
$0.09 per share (Note F)	-	-	100,000	100	8,900	-	-	9,000
Common stock issued in exchange for future Scientific
Advisory Board services, $0.20 per share (Note F)	-	-	12,000	12	2,388	(2,400)	-	-
Common stock issured following exercise of Class A
warrants, $0.125 per share (Note F)	-	-	1,000,000	1,000	124,000	-	-	125,000
Common stock options exercised (Note F)	-	-	100,000	100	9,900	(10,000)	-	-
Prepaid services earned (Note F)						5,720		5,720
Net loss for the year ended October 31, 2008							(413,420)	(413,420)
Balance, October 31, 2008	-	-	15,143,681	15,144	4,921,958	(6,680)	(6,385,201)	(1,454,779)
Sale of common stock to officer			226,667	227	8,273			8,500
Prepaid services earned (Note F)						2800		2,800
Net loss for the three months ended January 31, 2009							(73,612)	(73,612)
Balance, January 31, 2009	-	$ -	15,370,348	$ 15,371	$ 4,930,231	$ (3,880)	$ (6,458,813)	$ (1,517,091)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
	For The Three Months Ended
	January 31,
	2009	2008

Net cash used in operating activities	(38,802)	(16,370)

Cash flows from investing activities:
Purchases of equipment	-	(1,688)
Payments for patents and deferred costs	(990)	(2,106)
Net cash used in investing activities	(990)	(3,794)

Cash flows from financing activities:
Proceeds from issuance of notes payable	23,600	3,400
Principal payments on notes payable	-	-
Draws on lines of credit, net	2,922	2,526
Principal payments on capital lease	(1,998)	(433)
Proceeds from sale of common stock	8,500	125,000
Net cash provided by financing activities	33,024	130,493

Net change in cash	(6,768)	110,329
Cash, beginning of year	6,768	12,739
Cash, end of period	$ -	$ 123,068

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 8,171	$ 6,665
Income taxes	$ -	$ -

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

NOTE A: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-Q and the accounting policies in its Form 10-K for the year ended October 31, 2008 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended January 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the year.

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

However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at January 31, 2009, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the year ended October 31, 2008 and the three months ended January 31, 2009, the then president and now chairman has loaned the Company funds for working capital on an “as needed” basis.  During the first quarter of 2009, the president and chairman loaned the company a total of $23,600 for working capital purposes.  There is no assurance that these loans will continue in the future. Also during the first quarter 2009, the Company raised $8,500 in working capital through a sale of common stock to its president.  The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company’s stem cell technology and the Company’s fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company has new stem cell products that it is preparing to launch in the near future. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The

Company generally does not require collateral for its accounts receivable. As of January 31, 2009, there were no customer accounts outstanding, and all prior amounts have been collected.

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $3,210 and $920 for the three months ended January 31, 2009 and 2008, respectively.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Patents, deferred costs and amortization

Patents consist of costs incurred to acquire issued patents.  Amortization commences once a patent is granted.  Costs incurred to acquire patents that have not been issued are reported as deferred costs.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires.  The Company amortizes its patents over a period of ten years.  Amortization expense totaled $733 for the three months ended January 31, 2009 and 2008.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2009	$2,199
2010	2,932
2011	2,932
2012	2,686
2013	-
$10,749

The Company’s patents and deferred costs consisted of the following at January 31, 2009:

Patent
Immortalized cell lines and methods of making the same (1 patent)	$29,317
This patent is for proprietary technology related to the immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery.
Less: accumulated amortization	(18,568)
$10,749

Deferred costs
Stem Cells	$27,703

This patent application represents an advancement of the Company's cell immortalization platform that provides a competitive modern technology platform with wide application to commercial applications in research and cell therapeutics.

$27,703

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  As a result of these reviews, the Company recorded no asset impairment charges during the three months ended January 31, 2009 and 2008.  A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of January 31, 2009 and October 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.  Trade receivables are from customers in one geographic location, principally Northern California, USA.  The Company does not require collateral for its trade accounts receivable.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options outstanding at January 31, 2009 and 2008 were not included in the diluted loss per share as all 1,605,684 and 705,864 options, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at January 31, 2009 and 2008 were equal.

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

NOTE B: RELATED PARTY TRANSACTIONS

Indebtedness to officer

Over the past four fiscal years, the Company’s president paid $14,236 in expenses on behalf of the Company, of which $8,706 has been repaid.  The balance of $5,530 is included in the accompanying financial statements as “Due to officer.”

Notes payable

During the period from August 2002, to October 2007, the president loaned the Company a total of $168,150 through various notes that had also accrued interest in the amount of $35,483.   In October 2007, these notes and the accrued interest were consolidated into a single note of $203,633, and accrued interest on the unpaid principle at a rate of 10% per annum.  Additional interest of $15,170 has accrued on this note, and the total balance of $218,803 is included in “Note payable and accrued interest payable to officer” in the accompanying financial statements.  This note is collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer.

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

During the year ended October 31, 2008, the officer loaned the Company an additional $4,810 for working capital, and during the three months ended January 31, 2009 an additional $23,600 of working capital loans were made by the officer.  The loans are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the loans totaled $730 at January 31, 2009.  The total loans plus accrued interest totaling $29,140 are included as “Unsecured notes and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,192,551 and $1,171,551 at January 31, 2009 and October 31, 2008, respectively. Dr. Musick’s accrued salaries totaled $949,982 and $929,982 as of January 31, 2009 and October 31, 2008, respectively.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $208,833 at January 31, 2009 and October 31, 2008.

Total accrued payroll taxes on the above salaries totaled $41,736 and $40,736 at January 31, 2009 and October 31, 2008, respectively.

Common stock sales

In November 2008, the Company sold 226,667 shares of its common stock to an officer of the Company for $8,500, or $.0375 per share.  The transaction was recorded at fair value, which was determined to be 100% of the quoted market price on the day of the sale of stock.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the president’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2009	$ 16,785
2010	22,380
2011	22,380
2012	22,380
2013	14,920
-
$ 98,845

The total rental expense was $6,328 and $3,749 for the three months ended January 31, 2009 and 2008, respectively.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $63 was unused at January 31, 2009.  The interest rate on the credit line was 14.00% at January 31, 2008.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $88,000, of which $7,295 was unused at January 31, 2009.  The interest rates on the credit cards range from 11.99% to 34.99% as of January 31, 2009.

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

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2009	$10,146
2010	14,547
2011	13,783
2012	10,398
$48,874
Less: imputed interest	(14,882)
Present value of net minimum lease payments	$33,992

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

Each Class B warrant granted the Investor the right to purchase one (1) share of common stock and one (1) Class C warrant at an exercise price of $0.25 per share. The Class B warrants were exercisable immediately and for a period of seven months that has been verbally extended to ten months from the Closing Date. The Class B warrants must be exercised if the Company could demonstrate sales of stem cell-derived beta islets in an amount of at least $30,000 for the three months ended October 31, 2008.  The Class B warrants were not exercised and expired on November 30, 2008. Each Class C warrant grants the Investor the right to purchase one (1) share of common stock at an exercise price of $0.25 per share. The Class C warrants were not exercisable since the

Class B warrants expired. The private placement was conducted by the Company's officers and directors and no underwriting discounts, commissions, or finders' fees were paid. The Company agreed to pay a financing fee to the Investor in connection with offering equal to 2% of the aggregate purchase price of the securities to cover the Investor's legal fees arising from the transaction.

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

On March 25, 2008, the Company issued the above consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction will be expensed over the period of the service.  As of January 31, 2009, $1,020 has been expensed and $1,380 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

On May 1, 2008, the Company’s Board of Directors appointed Erik Van Horn to the Board.  The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company’s common stock.  Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options.  Effective May 1, 2008, the options were exercised and 100,000 shares of the Company’s common stock were issued to Mr. Van Horn. As of January 31, 2009, $7,500 of the $10,000 compensation has been expensed and $2,500 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the three months ended January 31, 2009, or the year ended October 31, 2008.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2007	705,864	$0.08 to $0.81	5.98 years	$ 0.19
Options granted	1,000,000	$0.19	9.75 years	$ 0.19
Options exercised	(100,000)	$0.10		$ 0.10
Options expired	-
Balance at October 31, 2008	1,605,864		8.29 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	-
Balance at January 31, 2009	1,605,864		8.04 years	$ 0.20
Exercisable at October 31, 2008	605,864	$0.08 to $0.81	5.88 years	$ 0.21
Exercisable at January 31, 2009	605,864	$0.08 to $0.81	5.21 years	$ 0.21

NOTE G: CONSULTING AGREEMENT

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

NOTE H: SUBSEQUENT EVENTS

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

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at January 31, 2009 and compares it to the Company’s financial condition at October 31, 2008.  It also discusses the Company’s results of operations for the three-month period ending January 31, 2009 and compares those results to the results of the three months ended January 31, 2008.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2008 under the caption, “Risk Factors.”  Most of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

During 2008 the Company gained working capital through sales of its securities but it continues to experience a working capital deficit and shortage of liquidity.  At January 31, 2009, the Company had a working capital deficit of $1,584,056, consisting of current assets of $2,442 and current liabilities of $1,586,498.  This represents a decrease in working capital of $61,397 from fiscal year end October 31, 2008.  The decrease in working capital was due to decreased assets ($6,768) and increased liabilities ($54,629) incurred to support operations, including deferred salaries and expenses.

Current assets decreased by $6,768 and current liabilities increased by $54,629 during the quarter ended January 31, 2009.  The increase in current liabilities was primarily related to deferred salaries and additional related party notes payable, while assets decreased due to expenses incurred for operations.  The Company reported a $1,517,091 deficit in shareholders’ equity at January 31, 2009, which was $62,312 more than the deficit reported at October 31, 2008.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.  Subsequently, in the second quarter of 2009, the Company converted a $224,333 liability due to its President into common stock.

During the three months ended January 31, 2009, the Company’s financing activities provided $33,024 in cash to support our operating activities.  During that time, the Company’s operations used $38,802 in cash compared to $16,370 of cash used by operations during the three months ended January 31, 2008.  The Company reported an overall decrease in cash for the first three months of 2009 of $6,768 that was $117,097 less than the increase in cash for the first three months of 2008.  The increase in cash usage during the first quarter of 2009 was primarily salaries paid while in the comparable period of 2008, salaries were accrued. Cash raised from financing activities was derived from loans to the Company by its president and sale of common stock to the president.  Cash usage reflects a minimum cash requirement of about $13,000 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had lines of credit totaling $100,500 with $10,074 available in credit at January 31, 2009.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2008.  A current focus is the launch of various products to support stem cell and drug development activities by our customers.  Some of these products were completed to a market-ready stage during the first quarter of 2009.  Subsequently, additional progress has been made and the Company is now beginning to introduce its products to commercial markets.  The Company has also raised additional capital through sales of its securities, as described in Note H, Subsequent Events.  However, additional expansion of the product line and aggressive marketing both require additional capital and management is activity seeking additional investment into the Company.  Furthermore, management has been invited to present at a partnering forum organized by a major pharmaceutical company who is known to partner with and acquire biotechnology firms.  Such discussions may lead to additional capitalization of the Company.

Results of Operations

During the three months ended January 31, 2009, the Company realized a net loss of $73,612 or $0.00 per share on no revenue.  The net loss was $33,098 less than the net loss for the first quarter ended January 31, 2008.  The decrease net loss in the first quarter of 2009 compared to the same quarter in 2008 was primarily due to decreased non-cash salary expenses.  The Company re-negotiated an employment contract with its president during July 2008 and this resulted in decreased salary and increased incentives. Total operating expenses were $30,593 less in the first quarter 2009 than the comparable period in 2008.  Research and development expenses decreased by $22,191 and selling, general and administrative expenses decreased by $8,402.

Current R&D activities of the Company are oriented towards advances in its stem cell technology with potential application to research and treatment of diabetes and cancer.  The Company is currently developing a series of products based on its stem cell technology.  These products will target initially non-therapeutic markets in stem cell and drug development. Such products do not require FDA pre-market approval.  The market being approached is viewed to be expanding and under-served.  A key target is stem cell researchers, especially those exploring reprogramming of adult cells to induce plurapotentiality or the ability to differentiate into any cell of the body. Such reprogramming has substantial potential in regenerative medicine and these research goals have recently been supported by the repeal of the prior administration’s ban of embryonic stem cell research.  In addition, the Company has ongoing pre-clinical studies of the application of its stem cell technology to cancer and diabetes.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM  4.

CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures

     The Company's Principal Executive Officer and Principal Financial Officer, has established and is currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

     The Principal Executive Officer and Principal Financial Officer has conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c. Limitations of any Internal Control Design

Our principal executive and financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None, except as previously disclosed.

Item 1A.

Risk Factors

None, except as previously disclosed.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3.

Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.

Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.

Other Information

None, except as previously disclosed.

Item 6.

Exhibits

Certification

Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRO DIAGNOSTIC, INC.

Date: _March 19, 2009	By: _/s/ James R. Musick_______ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer