Form 10-Q
period 2009-04-30
VITRO DIAGNOSTICS INC
filed 2009-06-11
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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

As of June 8, 2009, the Registrant had 17,170,524 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2009 and October 31, 2008, and its results of operations for the three month periods ended April 30, 2009 and 2008 and for the six month periods ended April 30, 2009 and 2008, its statement of changes of shareholders’ deficit for the year ended October 31, 2008 and for the six months ended April 30, 2009, and its cash flows for the six month periods ended April 30, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC. Balance Sheets
	April 30, 2009	October 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$ -	$ 6,768
Accounts receivable	-	-
Inventory, at cost	2,442	2,442
Total current assets	2,442	9,210
Equipment, net of accumulated depreciation of $36,720 and $30,300	49,705	56,125
Patents, net of accumulated amortization of $19,301 and $17,835 (Note A)	10,016	11,482
Deferred costs (Note A)	27,702	26,713
Other assets	2,449	2,449
Total assets	$ 92,314	$ 105,979
Liabilities and Shareholders' Deficit
Current liabilities:
Checks written in excess of cash balance	789	-
Current maturities on capital lease obligation (Note E)	7,946	7,101
Accounts payable	22,584	25,444
Accrued expenses	14,426	8,095
Due to officer (Note B)	-	5,530
Note payable and accrued interest payable to officer (Note B)	-	218,803
Advances and accrued interest payable to officer (Note B)	42,152	5,125
Accrued payroll expenses (Note B)	1,213,551	1,171,551
Lines of credit (Note D)	96,840	90,220
Total current liabilities	1,398,288	1,531,869
Long-term debt (Note E):
Capital lease obligation, less current maturities	24,693	28,889
Total liabilities	1,422,981	1,560,758
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)	-	-
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
17,170,524 and 15,143,681 shares issued and outstanding	17,170	15,144
Additional paid-in capital	5,194,563	4,921,958
Services prepaid with common stock	(2,655)	(6,680)
Accumulated deficit	(6,539,745)	(6,385,201)
Total shareholders' deficit	(1,330,667)	(1,454,779)
Total liabilities and shareholders' deficit	$ 92,314	$ 105,979

	VITRO DIAGNOSTICS, INC. Statements of Operations (Unaudited)

	For the Three Months Ended
	April 30,
	2009	2008
Product sales	$ -	$ 750

Operating costs and expenses:
Research and development	51,800	87,422
Selling, general and administrative	20,418	50,500
Total operating costs and expenses	72,218	137,922
Loss from operations	(72,218)	(137,172)

Other income (expense):
Interest expense	(8,714)	(11,902)
Loss before income taxes	(80,932)	(149,074)

Provision for income taxes (Note C)	-	-

Net loss	$ (80,932)	$ (149,074)

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)
Shares used in computing basic and diluted
Net loss per common share	16,956,897	14,154,348

VITRO DIAGNOSTICS, INC. Statements of Operations (Unaudited)

	For the Six Months Ended
	April 30,
	2009	2008
Product sales	$ -	$ 1,500

Operating costs and expenses:
Research and development	97,181	154,994
Selling, general and administrative	40,063	78,547
Total operating costs and expenses	137,244	233,541
Loss from operations	(137,244)	(232,041)

Other income (expense):
Interest expense	(17,300)	(23,743)
Loss before income taxes	(154,544)	(255,784)

Provision for income taxes (Note C)	-	-

Net loss	$ (154,544)	$ (255,784)

Basic and diluted net loss per common share	$ (0.01)	$ (0.02)
Shares used in computing basic and diluted
Net loss per common share	16,131,996	13,102,443

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit
(Unaudited)
						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2007	-	$ -	12,681,681	$ 12,682	$ 4,653,020	$ -	$ (5,971,781)	$ (1,306,079)
Common stock units sold pursuant to private
placement, $0.10 per share (Note F)	-	-	1,250,000	1,250	123,750	-	-	125,000
Common stock issued under consulting contract,
$0.09 per share (Note F)	-	-	100,000	100	8,900	-	-	9,000
Common stock issued in exchange for future Scientific
Advisory Board services, $0.20 per share (Note F)	-	-	12,000	12	2,388	(2,400)	-	-
Common stock issued following exercise of Class A
warrants, $0.125 per share (Note F)	-	-	1,000,000	1,000	124,000	-	-	125,000
Common stock options exercised (Note F)	-	-	100,000	100	9,900	(10,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	5,720	-	5,720
Net loss for the year ended October 31, 2008	-	-	-	-	-	-	(413,420)	(413,420)
Balance, October 31, 2008	-	-	15,143,681	15,144	4,921,958	(6,680)	(6,385,201)	(1,454,779)
Sale of common stock to officer (Note B)	-	-	226,667	227	8,273			8,500
Sales of common stock to investors (Note B)	-	-	550,000	550	39,450	-	-	40,000
Shares issued to director for future services (Note F)	-	-	12,000	12	1,788	(1,800)	-	-
Conversion of debt and accrued interest to officer (Note B)	-	-	1,238,176	1,237	223,094	-	-	224,331
Prepaid services earned (Note F)	-	-	-	-	-	5,825	-	5,825
Net loss for the six months ended April 30, 2009	-	-	-	-	-	-	(154,544)	(154,544)
Balance, April 30, 2009	-	$ -	17,170,524	$ 17,170	$ 5,194,563	$ (2,655)	$ (6,539,745)	$ (1,330,667)

VITRO DIAGNOSTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
	For The Six Months Ended
	April 30,
	2009	2008

Net cash used in operating activities	(92,648)	(46,129)

Cash flows from investing activities:
Purchases of equipment	-	(14,093)
Payments for patents and deferred costs	(989)	(2,259)
Net cash used in investing activities	(989)	(16,352)

Cash flows from financing activities:
Proceeds from advances from officer	35,100	3,400
Principal payments on notes payable	-	(32,025)
Draws on lines of credit, net	6,620	299
Principal payments on capital lease	(3,351)	(889)
Proceeds from sale of common stock	48,500	125,000
Proceeds from exercise of common stock options	-	125,000
Net cash provided by financing activities	86,869	220,785

Net change in cash	(6,768)	158,304
Cash, beginning of year	6,768	1,152
Cash, end of period	$ -	$ 159,456

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 15,373	$ 13,434
Income taxes	$ -	$ -
Non-cash financing activities:
Conversion of note payable, amounts due to officer and
accrued interest	$ 224,333	$ -
Common stock issued to director for future services	$ 1,800	$ -

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

NOTE A: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-Q and the accounting policies in its Form 10-K for the year ended October 31, 2008 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the year.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at April 30, 2009, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the year ended October 31, 2008 and the six months ended April 30, 2009, the then president and now chairman has advanced the Company funds for working capital on an “as needed” basis.  During the six months ended April 30, 2009, the president and chairman advanced the company a total of $35,100 for working capital purposes.  There is no assurance that these advances will continue in the future. Also during the six months ended April 30, 2009, the Company raised $40,000 in working capital through sales of common stock to private investors, and $8,500 through sales of common stock to its president.  The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company’s stem cell technology and the Company’s fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company has new stem cell products that it is preparing to launch in the near future. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of April 30, 2009, there were no customer accounts outstanding, and all prior amounts have been collected.

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $6,420 and $2,066 for the six months ended April 30, 2009 and 2008, respectively.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Patents, deferred costs and amortization

Patents consist of costs incurred to acquire issued patents.  Amortization commences once a patent is granted.  Costs incurred to acquire patents that have not been issued are reported as deferred costs.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires.  The Company amortizes its patents over a period of ten years.  Amortization expense totaled $1,466 for the six months ended April 30, 2009 and 2008.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2009	$1,466
2010	2,932
2011	2,932
2012	2,686
2013	-
$10,016

The Company’s patents and deferred costs consisted of the following at April 30, 2009:

Patent
Immortalized cell lines and methods of making the same (1 patent)	$29,317
This patent is for proprietary technology related to the immortalization of human cells, which could be used in the treatment of degenerative diseases and drug discovery.
Less: accumulated amortization	(19,301)
$10,016

Deferred costs
Stem Cells	$27,703

This patent application represents an advancement of the Company's cell immortalization platform that provides a competitive modern technology platform with wide application to commercial applications in research and cell therapeutics.

_______
$27,703

In January 2009 the Company received a Notice of Allowance from the USPTO that its stem cell patent entitled, “Generation and Differentiation of Adult Stem Cell Lines” has been examined and is allowed for issuance as a patent.  An issuance and publication fee is due in order to assure issuance of the patent and the Company plans to pay these fees.

On May 5, 2009 the United States Patent Office issued patent number 7,527,971 to the Company for its stem cell technology.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  As a result of these reviews, the Company recorded no asset impairment charges during the six months ended April 30, 2009 and 2008.  A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of April 30, 2009 and October 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.  Trade receivables are from customers in one geographic location, principally Northern California, USA.  The Company does not require collateral for its trade accounts receivable.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options outstanding at April 30, 2009 and 2008 were not included in the diluted loss per share as all 1,605,864 and 705,864 options, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at April 30, 2009 and 2008 were equal.

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

Recent accounting standards

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have an impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Indebtedness to officer

Over the past four fiscal years, the Company’s president paid $14,236 in expenses on behalf of the Company, of which $8,706 has been repaid.  On February 10, 2009 the balance of $5,530 which was included in “Due to officer,” along with the note payable and accrued interest discussed below was converted to common stock.

Notes and advances payable

During the period from August 2002, to October 2007, the president loaned the Company a total of $168,150 through various notes that had also accrued interest in the amount of $35,483.   In October 2007, these notes and the accrued interest were consolidated into a single note of $203,633, and accrued interest on the unpaid principle at a rate of 10% per annum.  Additional interest of $15,170 had accrued on this note, and the total balance of $218,803 was included in “Note payable and accrued interest payable to officer” in the accompanying financial statements.  This note was collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer.

On July 29, 2008, the Board of Directors approved the issuance of 1,238,176 shares of the Company’s common stock in exchange for the notes payable plus accrued interest to an officer not to exceed $225,000.  At that time the Note was cancelled effective July 29, 2008.  The exchange was completed on February 10, 2009.  A total of $224,333, representing the balance of the note payable and accrued interest, plus the outstanding balance of the indebtedness to the officer of $5,530 was exchanged for 1,238,176 shares of the Company’s common stock.

During the year ended October 31, 2008, the officer advanced the Company an additional $4,810 for working capital, and during the six months ended April 30, 2009 an additional $35,100 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $2,242 at April 30, 2009.  The total advances plus accrued interest totaling $42,152 are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its sole officer.  The Agreement establishes annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control given exercise of underlying stock options and also includes severance provisions.

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,213,551 and $1,171,551 at April 30, 2009 and October 31, 2008, respectively. Dr. Musick’s accrued salaries totaled $969,982 and $929,982 as of April 30, 2009 and October 31, 2008, respectively.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $200,833 at April 30, 2009 and October 31, 2008.

Total accrued payroll taxes on the above salaries totaled $42,736 and $40,736 at April 30, 2009 and October 31, 2008, respectively.

Common stock sales

In November 2008, the Company sold 226,667 shares of its common stock to an officer of the Company for $8,500, or $.0375 per share.  The transaction was recorded at fair value, which was determined to be 100% of the quoted market price on the day of the sale of stock.

In February 2009, the Company sold 250,000 shares of its common stock to an investor for $25,000, or $.10 per share.  Also in February 2009, the Company completed the sale of 300,000 shares of its common stock to one investor for $15,000, or $.05 per share, which was negotiated in January 2009.  Proceeds from the sales of common stock were used for general working capital purposes.  The transactions were recorded at fair value, which was determined to be 70% of the quoted market price on the day prior to the negotiated sale of stock, due to the restricted nature of the shares.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the president’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2009	$ 11,190
2010	22,380
2011	22,380
2012	22,380
2013	14,920
-
$ 93,250

The total rental expense was $12,902 and $5,763 for the six months ended April 30, 2009 and 2008, respectively.

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

At October 31, 2008, our last fiscal year end, deferred taxes consisted of a net tax asset of $1,852,968, due to operating loss carryforwards and other temporary differences of $6,146,840, which was fully allowed for in the valuation allowance of $1,852,968.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2008 and 2007 totaled $168,317 and $129,843, respectively.  Net operating loss carryforwards will expire in various years through 2028.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $644 was unused at April 30, 2009.  The interest rate on the credit line was 18.00% at April 30, 2009.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has six credit cards with a combined credit limit of $87,200, of which $2,215 was unused at April 30, 2009.  The interest rates on the credit cards range from 10.24% to 34.99% as of April 30, 2009.

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

Capital Lease Obligations

In July 2007, the Company entered into a capital lease agreement to acquire laboratory equipment.  The Company is obligated to make 3 monthly payments of $25 and monthly payments of $382 through August 2012.

In June 2008, the Company entered into a capital lease agreement, also for the acquisition of laboratory equipment.  The Company is obligated to make monthly payments of $830 through May 2012.

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2009	$7,274
2010	14,547
2011	13,783
2012	10,398
$46,002
Less: imputed interest	(13,362)
Present value of net minimum lease payments	$32,640

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

On March 25, 2008, the Company issued the above consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board (“SAB”) for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction is being expensed over the period of the service.  As of April 30, 2009, $1,320 has been expensed, and $1,080 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

On May 1, 2008, the Company’s Board of Directors appointed Erik Van Horn to the Board.  The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company’s common stock.  Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options.  Effective May 1, 2008, the options were exercised and 100,000 shares of the Company’s common stock were issued to Mr. Van Horn. As of April 30, 2009, the total $10,000 of compensation has been expensed.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued to Dr. Rice 12,000 shares of the Company’s common stock as compensation for her two year commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of April 30, 2009 a total of $225 had been expensed, and $1,575 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the six months ended April 30, 2009, or the year ended October 31, 2008.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2007	705,864	$0.08 to $0.81	5.98 years	$ 0.19
Options granted	1,000,000	$0.19	9.75 years	$ 0.19
Options exercised	(100,000)	$0.10		$ 0.10
Options expired	-
Balance at October 31, 2008	1,605,864		8.29 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	-
Balance at April 30, 2009	1,605,864		7.79 years	$ 0.20
Exercisable at October 31, 2008	605,864	$0.08 to $0.81	5.88 years	$ 0.21
Exercisable at April 30, 2009	605,864	$0.08 to $0.81	5.38 years	$ 0.21

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

NOTE H: SUBSEQUENT EVENTS

On May 5, 2009 the United States Patent and Trademark Office issued patent number 7,527,971 to the Company for its patent entitled “Generation and Differentiation of Adult Stem Cells.”  The issued patent includes cellular compositions that may be developed into novel therapies for Type I diabetes in both animals and humans.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at April 30, 2009 and compares it to the Company’s financial condition at October 31, 2008.  It also discusses the Company’s results of operations for the three and six-month period ending April 30, 2009 and 2008.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008 under the caption, “Risk Factors.”  Most these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

During 2008 the Company gained working capital through sales of its securities but it continues to experience a working capital deficit and shortage of liquidity.  At April 30, 2009, the Company had a working capital deficit of $1,395,846, consisting of current assets of $2,442 and current liabilities of $1,398,288.  This represents an increase in working capital of $126,813 from fiscal year end October 31, 2008.  This increase in working capital was primarily due to decreased current liabilities generally resulting from the conversion of a note payable to an officer, its accrued interest and other expenses totaling $224,331 to common stock, which was offset by increases in accrued payroll expenses, as well as increases in amounts payable to an officer of the Company.

Current assets remained the same and current liabilities decreased by $188,210 during the quarter ended April 30, 2009.  The decrease in current liabilities was due to the conversion of certain liabilities to stock as described above.  The Company reported a $1,330,667 deficit in shareholders’ equity at April 30, 2009, which was $124,112 less than the deficit reported at October 31, 2008.  The majority of the working capital deficit and thus shareholders’ equity deficit is due to accrued salaries and notes due to the president and CEO.

During the six months ended April 30, 2009, the Company’s financing activities provided $86,869 in cash to support our operating activities.  During that time, the Company’s operations used $92,648 in cash compared to $46,129 of cash used by operations during the six months ended April 30, 2008.  The Company reported an overall decrease in cash for the first six months of 2009 of $6,768 that was $165,072 less than the increase in cash for the six months of 2008.  The increase in cash usage during the first two quarters of 2009 was primarily salaries paid while in the comparable period of 2008, salaries were accrued. Cash raised from financing activities was derived from loans to the Company by its president and sale of common stock to outside investors.  Cash usage reflects a minimum cash requirement of about $15,500 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had lines of credit totaling $99,700 with $2,859 available in credit at April 30, 2009.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended 2008.  A current focus is the launch of various products to support stem cell research and drug development activities by our customers.  Some of these products were completed to a market-ready stage during the first quarter of 2009 and this development accelerated during the second quarter.  During the early portion of the third quarter the Company introduced its products for stem cell research and drug development into commercial distribution.  A current focus is marketing of the newly introduced products.  These and related activities are described in greater detail below (See: Results of Operations).    However, additional expansion of the product line and aggressive marketing both require additional capital and management is activity seeking additional investment into the Company.  Furthermore, management has various ongoing interactions with major pharmaceutical companies who continue to express interest in the Company’s products and technology.  Either through contractual sales of products or other forms of strategic alliance, such discussions may lead to additional capitalization of the Company.

Results of Operations

During the three months ended April 30, 2009, the Company realized a net loss of $80,932 or $0.00 per share on no revenue.  The net loss was $68,142 less than the net loss for the second quarter ended April 30, 2008.  The decreased net loss in the second quarter of 2009 compared to the same quarter in 2008 was primarily due to decreased non-cash salary expenses.  The Company re-negotiated an employment contract with its president during July 2008 and this resulted in decreased cash salary and increased incentives. Total operating expenses were

$65,704 less in the second quarter 2009 than the comparable period in 2008.  Research and development expenses decreased by $35,622 and selling, general and administrative expenses decreased by $30,082.

During the six months ended April 30, 2009, the Company realized a net loss of $154,544 or ($0.01) per share on no revenue.  The net loss in the first half of 2009 was $101,240 less than the loss reported during the six month period ended April 30, 2008.  The decreased net loss was due to primarily due to decreased non-cash salary expenses as noted above.

Current R&D activities of the Company are oriented towards advances in its stem cell technology with potential application to research and treatment of diabetes and cancer.  The Company is currently developing a series of products based on its stem cell technology.  These products will target non-therapeutic markets in stem cell and drug development. Such products do not require FDA pre-market approval.  The market being approached is viewed to be expanding and under-served.  A key target is stem cell researchers, especially those exploring reprogramming of adult cells to induce plurapotentiality or the ability to differentiate into any cell of the body. Such reprogramming has substantial potential in regenerative medicine and these research goals have recently been supported by the repeal of the prior administration’s ban of embryonic stem cell research.

During the second quarter 2009, the Company completed development of its initial line of stem products and developed a comprehensive marketing plan.  Since our market consists of a global stem cell research and drug development scientists, we have chosen a strong internet presence as an initial step in the roll-out and marketing of these products.  Our web site has recently been completely upgraded to reflect the current product offerings, we trade-marked the phrase “Tools for Stem Cell and Drug Development™” and we plan to further enhance our internet presence through addition of E-commerce capability and related activities.  Our manufacturing procedures include adherence to rigorous industry standard practices with an emphasis on product quality and customer service.  Our current goals are to establish sales and sales growth through a specialized product offering with rapid development of new products designed to fill the specialized needs of this sophisticated and evolving market segment.

In addition to our products targeting stem cell research and drug development, we retain proprietary technology with application to unique cell-based therapies of cancer and diabetes.  Our patent for “Generation and Differentiation of Adult Stem Cell Lines” was recently issued by the United States Patent Office and we plan to develop this technology into a viable cell-based therapy of Type I diabetes.

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

Additionally, management identified the following internal control deficiencies.  (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions.  The Company has not implemented measures that would prevent the President from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  In addition, the Company engaged a financial consultant to review all financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: June 9, 2009	By: __/s/ James R. Musick________ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer