Form 10-Q
period 2009-07-31
VITRO DIAGNOSTICS INC
filed 2009-09-11
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission file number 1-17378

VITRO DIAGNOSTICS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-1012042
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

4621 Technology Drive, Golden, CO  80403
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 999-2130

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

As of September 2, 2009, the Registrant had 17,170,524 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2009 and October 31, 2008, and its results of operations for the three month periods ended July 31, 2009 and 2008 and for the nine month periods ended July 31, 2009 and 2008, its statement of changes of shareholders’ deficit for the year ended October 31, 2008 and for the nine months ended July 31, 2009, and its cash flows for the nine month periods ended July 31, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	July 31, 2009	October 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$ 1,299	$ 6,768
Accounts receivable	4,401	-
Inventory, at cost	6,707	2,442
Total current assets	12,407	9,210
Equipment, net of accumulated depreciation of $39,986 and $30,300	57,828	56,125
Patents, net of accumulated amortization of $20,842 and $17,835 (Note A)	36,538	11,482
Deferred costs (Note A)	-	26,713
Other assets	2,449	2,449
Total assets	$ 109,222	$ 105,979
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation (Note E)	8,406	7,101
Accounts payable	33,903	25,444
Accrued expenses	20,823	8,095
Due to officer (Note B)	-	5,530
Note payable and accrued interest payable to officer (Note B)	-	218,803
Unsecured notes and accrued interest payable to officer (Note B)	65,082	5,125
Accrued payroll expenses (Note B)	1,235,864	1,171,551
Lines of credit (Note D)	93,645	90,220
Total current liabilities	1,457,723	1,531,869
Long-term debt (Note E):
Capital lease obligation, less current maturities	31,664	28,889
Total liabilities	1,489,387	1,560,758
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)	-	-
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
17,170,524 and 15,143,681 shares issued and outstanding	17,170	15,144
Additional paid-in capital	5,194,563	4,921,958
Services prepaid with common stock	(2,130)	(6,680)
Accumulated deficit	(6,589,768)	(6,385,201)
Total shareholders' deficit	(1,380,165)	(1,454,779)
Total liabilities and shareholders' deficit	$ 109,222	$ 105,979

See accompanying notes to these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (Unaudited)

	For the Three Months Ended
	July 31,
	2009	2008
Product sales	$ 4,401	$ -
Cost of goods sold	(1,648)	-
Gross profit	2,753	-

Operating costs and expenses:
Research and development	33,520	44,404
Selling, general and administrative	12,148	24,982
Total operating costs and expenses	45,668	69,386
Loss from operations	(42,915)	(69,386)

Other income (expense):
Interest expense	(7,108)	(12,498)
Loss before income taxes	(50,023)	(81,884)

Provision for income taxes (Note C)	-	-

Net loss	$ (50,023)	$ (81,884)

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)
Shares used in computing basic and diluted
Net loss per common share	17,170,524	15,143,681

See accompanying notes to these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (Unaudited)

	For the Nine Months Ended
	July 31,
	2009	2008
Product sales	$ 4,401	$ 1,500
Cost of goods sold	(1,648)	-
Gross profit	2,753	1,500

Operating costs and expenses:
Research and development	130,701	199,398
Selling, general and administrative	52,211	103,529
Total operating costs and expenses	182,912	302,927
Loss from operations	(180,159)	(301,427)

Other income (expense):
Interest expense	(24,408)	(36,241)
Loss before income taxes	(204,567)	(337,668)

Provision for income taxes (Note C)	-	-

Net loss	$ (204,567)	$ (337,668)

Basic and diluted net loss per common share	$ (0.01)	$ (0.02)
Shares used in computing basic and diluted
Net loss per common share	16,483,263	13,537,903

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit
(Unaudited)
						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2007	-	$ -	12,681,681	$ 12,682	$ 4,653,020	$ -	$ (5,971,781)	$ (1,306,079)
Common stock units sold pursuant to private
placement, $0.10 per share (Note F)	-	-	1,250,000	1,250	123,750	-	-	125,000
Common stock issued under consulting contract,
$0.09 per share (Note F)	-	-	100,000	100	8,900	-	-	9,000
Common stock issued in exchange for future Scientific
Advisory Board services, $0.20 per share (Note F)	-	-	12,000	12	2,388	(2,400)	-	-
Common stock issued following exercise of Class A
warrants, $0.125 per share (Note F)	-	-	1,000,000	1,000	124,000	-	-	125,000
Common stock options exercised (Note F)	-	-	100,000	100	9,900	(10,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	5,720	-	5,720
Net loss for the year ended October 31, 2008	-	-	-	-	-	-	(413,420)	(413,420)
Balance, October 31, 2008	-	-	15,143,681	15,144	4,921,958	(6,680)	(6,385,201)	(1,454,779)
Sale of common stock to officer (Note B)	-	-	226,667	227	8,273			8,500
Sales of common stock to investors (Note B)	-	-	550,000	550	39,450	-	-	40,000
Shares issued to director for future services (Note F)	-	-	12,000	12	1,788	(1,800)	-	-
Conversion of debt and accrued interest to officer (Note B)	-	-	1,238,176	1,237	223,094	-	-	224,331
Prepaid services earned (Note F)	-	-	-	-	-	6,350	-	6,350
Net loss for the nine months ended July 31, 2009	-	-	-	-	-	-	(204,567)	(204,567)
Balance, July 31, 2009	-	$ -	17,170,524	$ 17,170	$ 5,194,563	$ (2,130)	$ (6,589,768)	$ (1,380,165)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended
	July 31,
	2009	2008

Net cash used in operating activities	(106,196)	(133,895)

Cash flows from investing activities:
Purchases of equipment	(995)	(23,269)
Payments for patents and deferred costs	(989)	(2,259)
Net cash used in investing activities	(1,984)	(25,528)

Cash flows from financing activities:
Proceeds from issuance of notes payable	57,100	3,400
Principal payments on notes payable	-	(32,025)
Draws on lines of credit, net	3,425	162
Principal payments on capital lease	(6,314)	(2,026)
Proceeds from sale of common stock	48,500	125,000
Proceeds from exercise of common stock options	-	125,000
Net cash provided by financing activities	102,711	219,511

Net change in cash	(5,469)	60,088
Cash, beginning of year	6,768	12,739
Cash, end of period	$ 1,299	$ 72,827

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 21,551	$ 20,756
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Conversion of note payable, amounts due to officer and
accrued interest	$ 224,333	$ -
Common stock issued to director for future services	$ 1,800	$ -
Equipment acquired under capital lease	$ 10,394	$ 25,611
Exercise of stock options in exchange for services	$ -	$ 10,000

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended July 31, 2009 is not necessarily indicative of the results to be expected for the year.

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

The Company also owns patented technology that provides protection to a specific cell line derived from human pancreatic tissues that gives rise to structures comparable to the Islets of Langerhans (beta islets).  These islets also synthesize and secrete insulin in response to elevated glucose levels, as do beta islets contained within pancreatic tissue.  Vitro has also developed a process for the commercial production its cell line-derived islets.  Furthermore, the Company previously obtained regulatory approval for an animal protocol to determine reversal of Type I diabetes, a critical step in the demonstration of efficacy.  This patent affords an exclusive proprietary position to the Company for a new cellular therapy to treat Type I diabetes.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at July 31, 2009, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the year ended October 31, 2008 and the nine months ended July 31, 2009, the then president and now chairman has advanced the Company funds for working capital on an “as needed” basis.  During the nine months ended July 31, 2009, the president and chairman advanced the company a total of $57,100 for working capital purposes.  There is no assurance that these advances will continue in the future. Also during the nine months ended July 31, 2009, the Company raised $40,000 in working capital through sales of common stock to private investors, and $8,500 through sales of common stock to its president.  The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company’s stem cell technology and the Company’s fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company has new stem cell products that have now been launched and are presently available for commercial distribution. Management intends to pursue revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

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

Research and development

The Company’s prior operations were predominantly in research and development (“R&D”).  These costs were expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. As the Company has now also expanded its operations to include manufacturing and R&D, we are  now reporting cost of goods sold, including estimates of labor, materials and overhead allocations to the production of specific products.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $9,686 and $3,715 for the nine months ended July 31, 2009 and 2008, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $2,647 and $2,199 for the nine months ended July 31, 2009 and 2008.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2009	$1,426
2010	5,703
2011	5,703
2012	5,702
2013	2,771
Thereafter	15,233
$36,538

On May 5, 2009 the United States Patent Office issued patent number 7,527,971 to the Company for its stem cell technology, “Generation and Differentiation of Adult Stem Cell Lines.”

The Company’s patents consisted of the following at July 31, 2009:

Immortalized cell lines and methods of making the same	$29,317
This patent is for proprietary technology related to the immortalization of human cells, which could be used in the treatment of certain diseases and drug discovery.
Generation and differentiation of adult stem cell lines	27,703
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Total patents	57,020
Less accumulated amortization	(20,482)
$36,538

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  As a result of these reviews, the Company recorded no asset impairment charges during the nine months ended July 31, 2009 and 2008.  A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of July 31, 2009 and October 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options outstanding at July 31, 2009 and 2008 were not included in the diluted loss per share as all 1,543,500 and 705,864 options, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at July 31, 2009 and 2008 were equal.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for the Company as of June 30, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (SFAS 168), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

During the year ended October 31, 2008, the officer advanced the Company an additional $4,810 for working capital, and during the nine months ended July 31, 2009 an additional $57,100 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $3,172 at July 31, 2009.  The total advances plus accrued interest totaling $65,082 are included as “Unsecured notes and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,235,864 and $1,171,551 at July 31, 2009 and October 31, 2008, respectively. Dr. Musick’s accrued salaries totaled $991,232 and $929,982 as of July 31, 2009 and October 31, 2008, respectively.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $200,833 at July 31, 2009 and October 31, 2008.

Total accrued payroll taxes on the above salaries totaled $43,799 and $40,736 at July 31, 2009 and October 31, 2008, respectively.

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

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2009	$ 5,595
2010	22,380
2011	22,380
2012	22,380
2013	14,920
-
$ 87,655

The total rental expense was $19,302 and $7,775 for the nine months ended July 31, 2009 and 2008, respectively.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $390 was unused at July 31, 2009.  The interest rate on the credit line was 18.00% at July 31, 2009.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $57,700, of which $4,328 was unused at July 31, 2009.  The interest rates on the credit cards range from 10.24% to 27.24% as of July 31, 2009.  In addition, one of the Company’s credit cards was closed by the creditor in May 2009.  At July 31, 2009 the account had a balance of $28,163 and carries an annual interest rate of 34.99%.

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

In July 2009, the Company entered into a capital lease agreement, also for the acquisition of laboratory equipment.  The Company is obligated to make monthly payments of $570 through June 2011.

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2009	$4,853
2010	21,391
2011	18,973
2012	9,632
$54,849
Less: imputed interest	(14,779)
Present value of net minimum lease payments	$40,070

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

Each Class B warrant granted the Investor the right to purchase one (1) share of common stock and one (1) Class C warrant at an exercise price of $0.25 per share. The Class B warrants were exercisable immediately and for a period of seven months that has been verbally extended to ten months from the Closing Date. The Class B warrants must have been exercised if the Company could demonstrate sales of stem cell-derived beta islets in an amount of at least $30,000 for the three months ended October 31, 2008.  The Class B warrants were not exercised and expired on November 30, 2008. Each Class C warrant granted the Investor the right to purchase one (1) share of common stock at an exercise price of $0.25 per share. The Class C warrants were not exercisable since the Class B warrants expired. The private placement was conducted by the Company's officers and directors and no underwriting discounts, commissions, or finders' fees were paid. The Company agreed to pay a financing fee to the Investor in connection with offering equal to 2% of the aggregate purchase price of the securities to cover the Investor's legal fees arising from the transaction.

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

On March 25, 2008, the Company issued the above consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board (“SAB”) for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction is being expensed over the period of the service.  As of July 31, 2009, $1,620 has been expensed, and $780 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

On May 1, 2008, the Company’s Board of Directors appointed Erik Van Horn to the Board.  The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company’s common stock.  Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options.  Effective May 1, 2008, the options were exercised and 100,000 shares of the Company’s common stock were issued to Mr. Van Horn. As of July 31, 2009, the total $10,000 of compensation has been expensed.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued to Dr. Rice 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of July 31, 2009 a total of $450 had been expensed, and $1,350 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the nine months ended July 31, 2009, or the year ended October 31, 2008.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.68%
Dividend yield	0.00%
Volatility factor	228.72%
Weighted average expected life	6.5 years

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2007	705,864	$0.08 to $0.81	5.98 years	$ 0.19
Options granted	1,000,000	$0.19	9.75 years	$ 0.19
Options exercised	(100,000)	$0.10		$ 0.10
Options expired	-
Balance at October 31, 2008	1,605,864		8.29 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	(62,364)
Balance at July 31, 2009	1,543,500		7.85 years	$ 0.18
Exercisable at October 31, 2008	605,864	$0.08 to $0.81	5.88 years	$ 0.21
Exercisable at July 31, 2009	543,500	$0.08 to $0.81	5.27 years	$ 0.16

NOTE G: CONSULTING AGREEMENTS

On August 20, 2007, the Company entered into a Consulting Agreement with Mr. Joe Nieusma of Superior Toxicology & Wellness (“Superior”).  This agreement has been extended without modification through August 20, 2010.  Under the terms of the agreement, Superior will provide services including, but not limited to:

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

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  The agreement may be terminated at any time by either party with thirty days written notice.  As of July 31, 2009 no services have been performed and no compensation has been paid under the agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of July 31, 2009 no services have been performed and no compensation has been paid under the agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at July 31, 2009 and compares it to the Company’s financial condition at October 31, 2008.  It also discusses the Company’s results of operations for the three and nine-month period ending July 31, 2009 and 2008.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

During 2008 & 2009 the Company gained working capital through sales of its securities and loans but it continues to experience a working capital deficit and shortage of liquidity.  At July 31, 2009, the Company had a working capital deficit of $1,445,316, consisting of current assets of $12,407 and current liabilities of $1,457,723.  This represents an increase in working capital of $77,343 from fiscal year end October 31, 2008.  This increase in working capital was primarily due to decreased current liabilities generally resulting from the conversion of a note payable to an officer, its accrued interest and other expenses totaling $224,331 to common stock, which was offset by increases in accrued payroll expenses, as well as increases in unsecured notes and accrued interest payable to an officer of the Company.

Current assets increased by $3,197 and current liabilities decreased by $74,146 during the quarter ended July 31, 2009.  The decrease in current liabilities was due to the conversion of certain liabilities to stock as described above, while the current assets increased due to accounts receivable and increased inventory.  The Company reported a $1,380,165 deficit in shareholders’ equity at July 31, 2009, which was $74,614 less than the deficit reported at October 31, 2008.  The majority of the working capital deficit and thus shareholders’ equity deficit is due to accrued salaries and unsecured notes due to the president and CEO.

During the nine months ended July 31, 2009, the Company’s financing activities provided $102,711 in cash to support our operating activities.  During that time, the Company’s operations used $106,196 in cash compared to $133,895 of cash used by operations during the nine months ended July 31, 2008.  The Company reported an overall decrease in cash for the first nine months of 2009 of $5,469 that was $65,557 less than the increase in cash for the nine months of 2008.  The decrease in cash usage during the first three quarters of 2009 was primarily due to the absence of equipment purchases and accrual of salaries.  Cash raised from financing activities was derived from loans to the Company by its president and sale of common stock to outside investors.  Cash usage reflects a minimum cash requirement of about $12,000 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had lines of credit totaling $93,645 with $4,718 available in credit at July 31, 2009.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended 2008.  A current focus is the commercialization of various products to support stem cell research and drug development activities by our customers.  Some of these products were completed to a market-ready stage during the first quarter of 2009 and this development accelerated during the second quarter.  During the third quarter, the Company introduced its first products for stem cell research and drug development and also expanded the product to include the initial core products targeting these market segments.  A current focus is marketing and sales of the newly introduced products.  These and related activities are described in greater detail below (See: Results of Operations).    However, additional expansion of the product line and aggressive marketing both require additional capital and management is activity seeking additional investment into the Company. Management is in discussions with high net-worth individuals and investment banking firms regarding raising investment capital Furthermore, management has various ongoing interactions with major pharmaceutical companies who continue to express interest in the Company’s products and technology.  There currently exist no contracts, commitments or agreements for additional financing, and there can be no assurance that our efforts will be successful.  Either through contractual sales of products or other forms of strategic alliance, such discussions may lead to additional capitalization of the Company although there are no assurances of a successful outcome.

Results of Operations

During the three months ended July 31, 2009, the Company realized a net loss of $50,023 or $0.00 per share on $4,401 in revenue.  The net loss was $31,861 less than the net loss for the third quarter ended July 31,  2008.  The decreased net loss in the second quarter of 2009 compared to the same quarter in 2008 was primarily due to decreased non-cash salary expenses.  The Company re-negotiated an employment contract with its president during July 2008 and this resulted in decreased cash salary and increased incentives. Total operating costs and expenses were $23,718 less in the third quarter 2009 than the comparable period in 2008.  Research and development expenses decreased by $10,884 and selling, general and administrative expenses decreased by $12,834.

During the nine months ended July 31, 2009, the Company realized a net loss of $204,567 or ($0.01) per share on $4,401 in revenue.  The net loss in the first nine months of 2009 was $133,101 less than the net loss reported during the nine month period ended July 31, 2008.  The decreased net loss was due to primarily due to decreased non-cash salary expenses as noted above.

The Company was issued United States patent number 7,527,971 entitled, “Generation and Differentiation of Adult Stem Cells,” during the third fiscal quarter, The patent provides protection to a specific cell line derived from human pancreatic tissues that gives rise to structures comparable to the Islets of Langerhans (beta islets).  These islets also synthesize and secrete insulin in response to elevated glucose levels, as do beta islets contained within pancreatic tissue.  Vitro has also developed a process for the commercial production its cell line-derived islets.  Furthermore, the Company previously obtained regulatory approval for an animal protocol to determine reversal of Type I diabetes, a critical step in the demonstration of efficacy.  Thus, the recently issued patent affords an exclusive proprietary position to the Company for a new cellular therapy to treat Type I diabetes.

The Company also launched “Tools for Stem Cell and Drug Development™” during the 3rd quarter 2009 featuring novel products to support research involving mesenchymal stem cells, induced pluripotent stem cells and cancer research that specifically utilizes stem cells that preferentially migrate to cancer cells and facilitate their destruction. This initial product line includes mesenchymal stem cells (MSC), specifically labeled MSC to facilitate studies of implantation in animals, migration to certain targets and differentiation into specific cell types.

We have expanded our team to facilitate expanded awareness of our products to target market segments. We recently engaged Dr. Sandra Helsel of SK Helsel and Associates, as our lead communication specialist.  SK Helsel & Associates has  experience in gaining exposure to targeted customers in research, pharmaceutical operations and drug discovery.  Also, our business development model relies on a strong Internet presence for ecommerce sales and Helsel and Associates is assisting in this by supporting  online visibility to our global customer base.    Our manufacturing procedures include adherence to rigorous industry standard practices with an emphasis on product quality and customer service.  Our current goals are to build on the newly established sales through a specialized product offering with rapid development of new products designed to fill the specialized needs of this sophisticated and evolving market segment.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: September 11, 2009	By: _/s/ James R. Musick______ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer