Form 10-K
period 2009-10-31
VITRO DIAGNOSTICS INC
filed 2010-02-16
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

(303) 999-2130

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[___] Yes   [_x_]  No

State issuer's revenue for its most recent fiscal year:  $6,103.

The aggregate market value of the 12,187,215 shares of voting stock held by non-affiliates of the Company at January 18, 2010, calculated by taking the last sales price of the Company's common stock of $0.30 on January 25, 2010 was $3,656,165.

The number of shares outstanding of the issuer’s common equity as of January 18, 2010 was 17,800,334.

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

PART I

ITEM 1.

BUSINESS

History

Vitro Diagnostics, Inc. ("we" or the "Company") was incorporated under the laws of the State of Nevada on February 3, 1986.  From November 1990 to July 31, 2000, the Company was engaged in the development, manufacture and distribution of purified human antigens and the development of therapeutic products and related technologies.  In August 2000, the Company sold the assets used in the manufacture and sale of purified antigens for diagnostic applications.  Since 2000, the Company has developed its stem cell technology, expanded its patent portfolio and proprietary technology and cell lines for applications in stem cell research, cancer and diabetes.  Our operations are currently focused on development, manufacturing and distribution of stem cell products and related tools for use in research and drug discovery.

Our common stock is currently traded over the counter and quoted on the OTC Bulletin Board under the ticker symbol "VODG."  Because the company is no longer involved in the manufacture of diagnostic products, we operate under the name Vitro Biopharma which is registered by the Company as a trade mark in the state of Colorado.  The legal name of the Company is Vitro Diagnostics, Inc, doing business as (dba) Vitro Biopharma. We maintain a website at www.vitrobiopharma.com.

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

The Company’s stem cell technology includes cell lines, supporting products and methods for generation and differentiation of stem cells into products with application to treatment of numerous diseases such as heart disease, stroke, Parkinson’s and Alzheimer’s disease.  While the Company’s technology represents a platform with broad application to several medical markets, the present business model focuses on the commercialization of products targeting niche markets in research and drug development that do not require FDA pre-market approval.  The Company recently launched its initial product line and we are implementing our early stage marketing program. Our financial projections show some additional operating loses prior to turnaround to profitability within the near future.

The predominant focus of operations during the fiscal year ended October 31, 2009, which we refer to in this report as 2009, was to continue and expand prior research involving the establishment and characterization of stem cell lines.  These efforts resulted in the commercial launch of a series of products targeting global markets in stem cell research, including products needed by most scientists engaged in stem cell research. These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore do not require FDA pre-market approval.  Thus, access to our primary market is not dependent on FDA pre-market approval.  This is also a significant market segment that is growing rapidly especially as stem cell research shows promise in the treatment of diseases and conditions that were previously under-treated or untreatable and prior restrictions on federal support of stem cell research by the US government have been reduced.

We have also developed patented and patent-pending technology for use in stem cell research, drug development and therapeutic products for treatment of cancer and diabetes.  Modern stem cell technology is rapidly evolving towards commercialization and holds promise to revolution medicine by allowing replacement of any type of cell within the human body. Diseases characterized by cellular degeneration, including cardiovascular disease, diabetes, spinal cord injury and several other disorders may be cured through the development and commercialization of stem cell technology. In addition, cancer may be treated by stem cells that target selective destruction of cancer cells leading to novel therapies especially for poor prognosis conditions including pancreatic, lung and brain cancer. Thus the Company’s business plan involves commercialization of research products for broad usage in the stem cell research and drug development while at the same time developing specific proprietary technology with application to treatment of diabetes and cancer.

Stem Cell Products for Research and Drug Development.

Based upon a desire to produce an infinite supply of human cells for various medical applications, the Company had previously developed technology for the immortalization of cells based upon genetic engineering.  More recently, the Company has shifted its efforts to the discovery, characterization and development of methods to maintain proliferation and to induce differentiation of stem cells.

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

During 2009, Vitro introduced into commercial distribution specialized products to support stem cell research and drug development. This new product line called, “Tools for Stem Cell and Drug Development™” features novel products to support research involving mesenchymal stem cells (MSCs), induced pluripotent stem cells (iPS) and cancer research that specifically utilizes stem cells that preferentially migrate to cancer cells and facilitate their destruction.  This initial product line includes stem cells and related products to facilitate studies of transplantation into animals, migration to certain targets and differentiation into specific cell types. Our products include adult stem cells called mesenchymal stem cells that were derived from human umbilical cord blood.  We also provide fluorescent labeled stem cells for various applications in stem cell and cancer research.  To our knowledge, we are one of the only companies to offer fluorescent-labeled human stem cells for sale.  We also provide cell culture media optimized to support growth of our stem cell products. (Cell culture media is a complex solution of salts and nutrients designed to support growth of living human cells; each type of cell requires specific components within the media to optimize its growth.)  We offer three different kinds of media which provides researchers with various options designed to support multiple research avenues.  One of our stem cell culture medium products is specifically intended for use in clinical trial studies of human stem cells.

Stem cell therapy has the potential to revolutionize treatment of many difficult–to-treat diseases.  Scientists can provide stem cell therapies through targeted R&D, clinical trials and regulatory studies that may eventually lead to market approval.  Vitro now provides needed stem cell and drug development tools to the medical research community.  Vitro’s new development tools provide vital components to advance all stem cell research and drug development.  These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore do not require FDA pre-market approval.

Gaining additional knowledge and understanding of stem cell properties including growth without differentiation (self-renewal), differentiation capacity and steps necessary to induce differentiation will require the tools now being provided by Vitro.  Stimulus package funding and lifting of governmental restrictions on embryonic stem cell research has created tremendous opportunity in the stem cell field within the United States.  After years of regulatory obstacles, the US can now flex its scientific muscle to compete with research presently active in several other countries currently exploring the wide-ranging therapeutic benefit of stem cell technology.  Vitro’s new products can enhance all of this research.

Drug discovery and development will benefit from stem cell technology advances that provide specific human stem cell-derived systems such as cardiac muscle.  These new cellular systems will provide more accurate and definitive preclinical toxicity and discovery programs aimed at decreasing drug development costs and increasing reliability of toxicity testing through early detection of potential safety issues.

The recently developed technique of reprogramming adult cells into induced pluripotent stem cells (iPS) should provide the benefits of embryonic stem cells without the sacrifice of embryos.   Current methods of iPS generation utilize genetic engineering with foreign DNA sequences to convert certain adult cells to iPS cells, thus adding considerable safety risks.  Vitro’s new well-defined human stem cell tools are intended to facilitate a less invasive break-through iPS generation method that will not use foreign DNA, thus eliminating a major safety risk of the current methodology.

We intend to engage in the continuous development of a broad-based stem cell product and technology portfolio.  Substantial product expansion and development is planned while at the same time targeting unique therapeutic applications for the Company’s patented technology, especially in the treatment of cancer and diabetes.  Our growth strategy may include acquisition of complementary technology and products.  We are presently aware of such acquisition targets and these include companies with complimentary product lines to those presently in development by the Company.  Also, we see potential for banking of an individual’s personal cells through appropriate cryogenic storage and monitoring technology, e.g., umbilical cord blood derived at birth, etc coupled with developments of processing technology to render such stem cells therapeutic in numerous ways throughout the lifetime of the donating patient.  Hence the Company is seeking suitable acquisition targets of cell banking facilities that could expand into franchise operations for global distribution. Such developments could result in a revolution in medicine whereby banked cells can be used for personalized treatment of previously untreated or under treated disorders such as cancer, cardiovascular disease and stroke, diabetes, Alzheimer’s disease and spinal cord injury and any other disorder characterized by cell death or degradation.

 During the two fiscal years ended October 31, 2009 and 2008, the Company incurred $169,538 and $247,276, respectively, for research and development.

Marketing and Distribution.  Capture of niche markets in stem cell research and drug development involves implementation of a multi-faceted marketing and sales initiative including various approaches such as: a strong internet marketing program, direct sales to end-users, identification and interaction with medical decision makers, selective use of distributors and in certain cases market generation efforts.  Vitro has assembled a specialized team of marketing experts to accelerate distribution of the Company’s products within its targeted markets.  The Company has an existing consulting contract with a pharmaceutical toxicologist who is familiar with marketing of these specialty medical products.  Also, there are other marketing groups that provide professional marketing assistance to the Company, including a group of individuals who assist in direct sales to university researchers located in the Colorado Front Range region.  During the first quarter of 2010, the Company entered into a contract with an internet marketing specialist to gain increase internet exposure to the Company and its products.  Also, we have attended trade shows, and have sponsored a Keystone symposium on stem cells in February 2010 where company scientists will also present research results concerning development of a novel stem cell line.  The Company is also in contact with other firms who now provide related cell culture products and these relations may lead to accelerated sales of the Company’s products.

Fertility Drug Candidates.

The Company's previous manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes.  An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 35 years.  The worldwide market for FSH and related products is approximately $1.3 billion per year.    However, in the recent past, the Company has utilized its limited resources for its stem cell research in an effort to establish financial support and revenue from product sales in the near term.  There was no new development of the Company's technology related to fertility drugs in 2009.  The Company's stem cell technology has potential application to generation of new cell lines for FSH production but this development would require additional R&D to demonstrate feasibility.

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

The Company’s efforts to commercialize this product have not yet yielded a viable commercial product.  During 2009 the Company did engage in discussions regarding possible sale of its assets related to manufacture of VITROPIN.  The U.S. Food and Drug Administration ("FDA") has not yet approved any of these products for commercial distribution within the United States.  The absence of FDA approval of this product may be an obstacle to sale of these assets.

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

The Company was granted another patent by the USPTO (No. 6,458,593 B1) in 2002 entitled, "Immortalized Cell Lines and Methods of Making the Same."  This patent provides protection to the Company's technology related to immortalization of pituitary cells by genetic engineering.  This technology has potential application to the commercial production of FSH and other human pituitary hormones through immortalization of the cells of the pituitary gland that normally produce these hormones.  The Company maintains this patent in an active status.

In May, 2009 the Company was awarded United States Patent number 7,527,971 entitled, “Generation and Differentiation of Adult Stem Cells.” The patent provides protection to a specific cell line derived from human pancreatic tissues that gives rise to structures comparable to the Islets of Langerhans (beta islets).  These islets also synthesize and secrete insulin in response to elevated glucose levels, as do beta islets contained within pancreatic tissue.  Vitro has also developed a process for the commercial production its cell line-derived islets.  Furthermore, the Company previously obtained regulatory approval for an animal protocol to determine reversal of Type I diabetes, a critical step in the demonstration of efficacy.  Thus, the recently issued patent affords an exclusive proprietary position to the Company for a new cellular therapy to treat Type I diabetes. The Company has a similar patent application pending in Canada.

During January 2009 & January 2010, the Company also filed provisional patent applications with the USPTO concerning use of its stem cell technology in cancer treatments, “MATERIALS AND METHODS USEFUL TO RESEARCH AND TREAT CANCER.” The Company has developed cell lines and compositions with potential application to the targeted eradication of cancer stem cells which may occur without significant side-effects.

During December 2009 the Company filed a new United States patent application entitled “POU5-F1 EXPRESSION IN HUMAN MESENCHYMAL STEM CELLS”, based on the development of new technology related to generation of human induced pluripotent stem cells (iPS). IPS technology allows the use of reprogrammed adult cells to achieve properties of embryonic stem cells including the ability to differentiate into any type of cell in the body. IPS technology is subject to intense research because it may allow generation of stem cells with the primary properties of embryonic stem cells without sacrifice or use of embryos, thus avoiding ethical and religious controversies surrounding the use of embryonic stem cells.

Human iPS technology was originally reported in 2007 and evolved from increased understanding of the function of genetic factors controlling cellular fate and specific genes involved in the determination of “stemness”, i.e., those genes whose expression result in classic stem cell properties.  The original methods of iPS generation involved genetic engineering of human fibroblast (skin) cells to express elevated levels of four key genes. Vitro’s new technology involves elevated expression of a single gene called POU5-F1 (Oct3/4), which is considered a master regulatory element or gatekeeper of pluripotentiality.   Such cells may be used to eventually generate iPS without use of genetic engineering, which is a key goal necessary for clinical application of iPS technology.

There can be no assurance that the Company will succeed in obtaining any patent protection from its pending applications or that its issued patents would withstand legal challenges.

The Company's technology related to the production of cell culture media is protected as trade secret.

The Company has established trademark claims to its VITROPIN™ product informally by publication.  This trademark is thus a common law mark that may be challenged by the owners of similar, established and registered marks that existed prior to initial publication by the Company, but no such challenge has occurred since original publication in 2000.  The Company also has the following trademarks registered in the State of Colorado: "Vitro Biopharma", "VITROCELL" and "Harnessing the Power of Cells"; these registrations expire on 7/2/2012, 11/25/2013 and 11/25/2013 respectively.  The Company has also established a common law mark for the phrase, “Tools for Stem Cell and Drug Development™.” The Company may elect to formally protect some or all of these marks through registration with the USPTO in the future.  However, we do not believe the absence of formal trademark protection will adversely affect our business.

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

Competition and Competitive Advantages

Products to support stem cell research are also produced and marketed by other companies with substantially greater resources than the Company.  Present suppliers of human stem cells and related products include In-Vitrogen, Millipore, Stem Cell Technologies and several other firms.  Most of these firms have long-standing histories and significant financial resources.

Our products for use in stem cell and cancer research have unique features unlike other marketed products.  For example, our stem cell lines exhibit longer continual expansion periods than competitors, up to 75% longer which yields better value to our customers. We may be the only commercial source of fluorescent-labeled stem cells.  We provide three different formulations of cell culture media optimized to our human adult stem cells.  These formulations afford researchers with more options in experimental design and the potential to extend basic research to clinical trials. Also, in direct comparison with other commercially available media, our low serum formulation was found to provide significantly more cell growth by several customers. The cells generated by growth in our media also exhibited less cellular stress resulting in higher quality cells to further advance our customer’s research. Our medium also exhibits greater shelf-life than competing products.  These features distinguish our low-serum medium from competitors and indicate superior performance.  As we develop additional media products, we anticipate comparable competitive advantages since these formulations are based upon the original low-serum formulation. We also have unique methods for the shipment and customs clearance of our stem cells, which is especially important to offshore customers. Our patented cell lines are unique and solely owned by the Company. Recent DNA “finger print” analysis by a third party laboratory shows that the probability of an identical match to one of our cell lines is 1/1017 or one chance in 100 quadrillion.  Thus, the chance of replication of our patented cell lines is extremely remote as is our possible infringement of a patent held by another company. Given that effective therapies can be derived from these cell lines such as cell-mediated treatment of cancer, these products will not infringe on others and will become valuable commodities in stem cell approaches to cancer treatment and management.  We further intend to patent additional products that we may develop providing exclusive use of such products to the Company and its licensees.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real property.  During mid-2008 the Company moved into an expanded facility located at 4621 Technology Drive, Golden Colorado.  The Company leases 1200 square feet and has access to common areas.  The lease began July 1, 2008 and has a five-year term.

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

Fiscal Quarter Ended	High	Low
2009
January 31	$0.28	$0.02
April 30	0.30	0.10
July 31	0.44	0.17
October 31	0.42	0.15
2008
January 31	$0.09	$0.09
April 30	0.19	0.19
July 31	0.18	0.18
October 31	0.18	0.06

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

Holders of our Common Stock

As of January 18, 2010, the Company had approximately 1,940 shareholders of record, not including persons who hold their shares in "street name".

Dividends

The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future.  The payment of dividends in the future is dependent on the generation of revenue and profit, and the discretion of the Board of Directors based upon such matters as the Company's capital needs and costs of obtaining capital from outside sources.

Recent Sales of Unregistered Securities

1.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on November 2, 2009:

a.        On November 2, 2009, the Company agreed to issue 4,546 shares of common stock, $.05 par value (the "Common Stock" or "Shares") in consideration of $1,000 in consultant services.

b.        The shares were issued to one person, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares to be issued will be "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that it requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received are to be used for working capital.

2.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on October 29, 2009:

a.        On October 29, 2009, the Company agreed to issue 36,216 shares of common stock, $.05 par value (the "Common Stock" or "Shares") in consideration of $6,700 in services.

b.        The shares were issued to one person, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares to be issued will be "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that it requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received are to be used for working capital.

3.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on September 25, 2009:

a.        On September 25, 2009, the Company agreed to issue 3,334 shares of common stock, $.05 par value (the "Common Stock" or "Shares") in consideration of $1,000 in consultant services.

b.        The shares were issued to one person, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares to be issued will be "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that it requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received are to be used for working capital.

4.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 17, 2009:

a.        On February 17, 2009, the Company agreed to issue 300,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") in consideration of $15,000.

b.        The shares were issued to one person,  who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares to be issued will be "restricted securities" under the Securities Act.

c.        The Company paid no fees or commissions in connection with the issuance of the Shares.

d.        The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that it requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.        Not applicable.

f.        The proceeds received are to be used for working capital.

5.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 16, 2009:

a.        On February 16, 2009, the Company agreed to issue 12,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") for advisor services.

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

e.        Not applicable.

f.        Not applicable.

6.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 12, 2009:

a.        On February 12, 2009, the Company agreed to issue 250,000 shares of common stock, $.05 par value (the "Common Stock" or "Shares") valued at $0.10 per share for total consideration of $25,000.

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

7.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on November 12, 2008:

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

8.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), authorized by the Company on July 29, 2008:

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

e.        Not applicable.

f.        Not applicable.

9.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on May 1, 2008:

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

e.        Not applicable.

f.        Not applicable.

10.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on May 1, 2008:

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

e.        Not applicable.

f.        Not applicable.

11.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on April 30, 2008:

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

12.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on March 25, 2008:

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

e.        Not applicable.

f.        Not applicable.

13.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on March 25, 2008:

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

e.        Not applicable.

f.        Not applicable.

14.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on January 31, 2008:

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

15.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed in October, 2007:

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

16.

The following sets forth the information required by Item 701 of Regulation S with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed in November, 2006:

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

Statement of Operations Data:	Year Ended Oct., 31, 2009	Year Ended Oct. 31, 2008
Total revenues	$ 6,103	$ 1,500
Operating expenses	$ 238,957	$ 369,116
Net loss	$ (271,081)	$ (413,420)
Basic and diluted loss per common share	$ (0.02)	$ (0.03)
Shares used in computing basic and diluted loss per share	16,658,163	14,241,791

Balance Sheet Data:	Oct. 31, 2009	Oct. 31, 2008
Working capital deficit	$ (1,492,663)	$ (1,522,659)
Total assets	$ 101,450	$ 105,979
Total liabilities	$ 1,538,904	$ 1,560,758
Stockholders' deficit	$ (1,437,454)	$ (1,454,779)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures.  Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, availability of financing for operations and expansion, and general economic conditions.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year end October 31, 2009, and compares that to its financial condition at year-end 2008.  It also analyzes our results of operation for the year ended October 31, 2009 and compares those results to the year ended October 31, 2008.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

The Company raised outside capital from a group of private investors in early 2008 (Exhibit 10.4) and additional funding has been provided since then through equity and debt financing which has resulted in:

A.

The establishment of a new corporate facility especially suited to regulatory-compliant manufacturing of the Company’s human stem cell products for various commercial applications in medical research, pharmaceutical manufacturing, drug discovery and cell therapy.  This provided the appropriate infrastructure to produce stem cell products manufactured to stringent specifications when combined with new manufacturing equipment that the Company also acquired. The new facility provides for future manufacturing of products for therapeutic applications.  This was an essential development in our transition from research and development to commercial manufacturing of biological products.

B.

Development and commercial launch a novel line of stem cell products targeting global stem cell research and required by other scientists engaged in stem cell research.  These products consist of adult stem cells called mesenchymal stem cells, derivative cell lines and cell culture media for proliferation and differentiation of these stem cells.

C.

Further expansion of the intellectual property portfolio of the Company to include an issued US Patent concerning generation and differentiation of adult stem cells, pending patent applications regarding stem cell therapy for cancer and novel induced pluripotent stem cell lines with potential to advance adult stem cell technology to achieve properties of embryonic stem cells from adult cells.

D.

These developments together with limited operating expenses position the Company to gain profitability in the near term and sustain long-term earnings growth through leveraging its products, intellectual property and potential to attract synergistic partners.

Liquidity and Capital Resources

In 2009, the Company continued to experience a working capital deficit and shortage of liquidity while gaining product commercialization and increased opportunities for near term revenue.  At fiscal year end October 31, 2009, the Company had a working capital deficit of $1,492,663, consisting of current assets of $18,669 and current liabilities of $1,511,332.  The working capital deficit decreased by $29,996 from fiscal year end October 31, 2008.  Current assets increased by  $9,459 from year-end 2008 to 2009 while total assets decreased $4,529 during that time, both primarily reflecting increased inventory due to generation of product inventories necessary for launch of the Company’s stem cell-based products, and for 2009 an impairment charge for our patent "Immortalized Cell Lines and Methods of Making the Same" as discussed elsewhere in this report.    Current liabilities decreased $20,537 from year-end 2008 to 2009 while total liabilities decreased $21,854, each predominantly from the conversion of a note payable to an officer, its accrued interest and other expenses totaling $224,331 to common stock, which was offset by increases in accrued payroll expenses, as well as increases in unsecured notes and accrued interest payable to an officer of the Company. The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

The Company remains dependent on receipt of additional cash to continue its business plan and achieve profitability in the future.  The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2009 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.  Subsequent to fiscal year end 2009, the Company did raise additional working capital to continue marketing and sales of its stem cell-based product line.  Given that the Company succeeds in increased revenue generation, this will diminish its needs for outside capital to maintain and expand its operations.

During the fiscal year ended October 31, 2009, the Company's financing activities provided $122,192 to support operations.  During that time, the Company's operations used $126,872 of cash compared to $198,007 of cash used during the twelve months ended October 31, 2008.  The decrease in cash usage was predominantly due to reduced salary and R & D expenses.  The use of cash during 2009 reflects a cash requirement of about $10,600 per month for operations while the cash raised from financing activities was primarily from cash advances provided by its president and proceeds from the sale of common stock.  Since most R&D necessary for manufacture of the current line of products has been performed previously, the Company focused its efforts on manufacturing and was able to decrease its cash expenditures for fiscal year 2009.

The Company had lines of credit totaling $92,217 with $3,530 in available credit at fiscal year end 2009.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

Sales of products increased from $1,500 in 2008 to $6,103 in 2009, with the launch of its new stem cell-based products.  Management anticipates substantially larger increases in revenue during fiscal year 2010 due to the competitive advantages of our products, aggressive product marketing and expansion of the product offering, as described in greater detail in Section 1.  We are also in discussion with other companies who have expressed interest in marketing the company’s products and forming strategic alliances for enhancement of mutual business development interests.  Management has also conserved working capital by reducing administrative expenses and expenditures related to research activities.  This enables the Company to gain profitability quickly and sustain earnings growth as product sales expand.   The Company is also pursing other approaches to increase its capital resources such as combination with revenue-generating private entities, sale of assets or other transactions that may be appropriate.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity and capital resources.

Results of Operations

Year Ended October 31, 2009. During the year ended October 31, 2009, the Company realized a net loss of $271,081, or ($.02) per share, with $6,103 in product revenue.  The operating loss in 2009 was $142,339 less than the operating loss of $413,420 in 2008.  The decreased operating loss during 2009 as compared to 2008 was primarily due to decreased operating expenses.  Research and development expenses decreased by $77,738 and selling, general and administrative expenses decreased by $54,421 in 2009.  Product sales increased 4-fold during 2009 as the Company launched its new stem cell-based products. The Company has initiated a multi-faceted product marketing plan including internet marketing, direct sales, use of distributors and attendance at trade shows.  The Company has significant prospective sales opportunities that management is pursuing to the full extent possible at the present time. We further plan to license our patent-pending stem cell lines related to iPS generation to customers while directly selling supporting devices and some stem cell lines without licensing agreements. Management projects greater sales of its stem cell-based products during 2010 due to addition of products targeting markets within pharmaceutical manufacturing for applications in new drug discovery and development.  Management does not anticipate revenue from its fertility drugs in the immediate future.  Commercialization of these products depends on significant funding, further product development including clinical trials, FDA approval, and other conditions prior to commercial sale of any product.

Total operating expenses were $130,159 less in 2009 than in 2008, primarily due to reduction in expenses for research and development and selling, general and administrative expenses.

Research and development expenses (R&D) decreased by $77,738 during fiscal year 2009 compared to fiscal year 2008.  This decrease was predominantly due to reduced salary expense and a shift in operational focus from R&D to manufacturing. The Company's prior R&D activities enabled commercial launch of a series of products targeting niche markets in stem cell research and drug development as described in detail elsewhere in this report (Section 1). Management believes that commercial launch of its novel stem cell products and their competitive advantages position the Company to realize accelerated revenue generation, near-term achievement of profitability and growth of earnings through expansion of target markets to include for example stem cell-derived terminally differentiated cell systems for use in drug discovery and development.  Management is also pursuing opportunities for key strategic alliances to leverage its technology and products to approach other market segments within the stem cell industry. There are numerous unfolding therapeutic markets that the Company also intends to pursue initially with regard to therapeutic application of its novel and highly competitive stem cell culture media, but also to treatment of diseases including cancer and diabetes.

Year Ended October 31, 2008.  During the year ended October 31, 2008, the Company realized a net loss of $413,420, or ($.03) per share, on $1,500 of revenue.

Operating expenses decreased from fiscal 2007 to fiscal 2008, due to decreased accrued salary expenses.  Selling, general and administrative expenses increased by $11,722 in 2008, while research and development expenses decreased by $21,459 in 2008.

Other expenses increased from fiscal 2007 to 2008 primarily due to absence of the re-instatement of a prior liability.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission regulation S-K.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, the value of share based compensation transactions, the long-term viability of the business, and future obligations under various tax statutes.  Actual results may differ from estimates.

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

3.

We are dependent on receipt of regulatory approval to commence marketing our fertility drug candidates, and this approval process will be extremely costly and time consuming.  Prior to the marketing and sale of the Company's fertility drug products, regulatory approval is essential.  While the Company maintains relationships with advisors who provide counsel to the Company regarding its filings for registration by the FDA and other regulatory authorities, there can be no assurance that the Company will receive the requisite approvals to market its products.  At the time of this report, no such filings have been made with the FDA or other regulatory authorities.  The absence of regulatory approval together with a lack of working capital, essentially blocks the commercialization of the Company's fertility drug products.

4.

We are required to formally assess our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such assessment could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal controls for the fiscal year ending on or after December 2007.  Such a report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective.  This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management, and our own assessment must eventually be audited by our independent accountants.  Presently our personnel are limited and we lack third party checks and balances in our internal control although the individual responsible for financial control has 20 years employment with and significant ownership of the Company.  We have disclosed significant deficiencies and/or material weaknesses in our internal controls.  and as a result investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates

2.	Balance Sheets at October 31, 2009 and 2008

3.	Statements of Operations for the years ended October 31, 2009 and 2008

4.	Statement of Changes in Shareholders’ Deficit for the years ended October 31, 2009 and 2008

5.	Statements of Cash Flows for the Years Ended October 31, 2009 and 2008

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Vitro Diagnostics, Inc.

We have audited the accompanying balance sheet of Vitro Diagnostics, Inc., as of October 31, 2009, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended October 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2009, and the results of its operations and cash flows for the two years ended October 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2009, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 3, 2010

VITRO DIAGNOSTICS, INC. Balance Sheets

	October 31, 2009	October 31, 2008
Assets
Current assets:
Cash	$ 104	$ 6,768
Accounts receivable	802	-
Inventory, at cost	17,763	2,442
Total current assets	18,669	9,210
Equipment, net of accumulated depreciation of $43,799 and $30,300	54,015	56,125
Patents, net of accumulated amortization of $1,386 and $17,835 (Note A)	26,317	11,482
Deferred costs (Note A)	-	26,713
Other assets	2,449	2,449
Total assets	$ 101,450	$ 105,979

Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation (Note E)	$ 9,535	$ 7,101
Accounts payable	58,103	25,444
Accrued expenses	2,500	8,095
Due to officer (Note B)	-	5,530
Note payable and accrued interest payable to officer (Note B)	-	218,803
Advances and accrued interest payable to officer (Note B)	90,800	5,125
Accrued payroll expenses (Note B)	1,258,177	1,171,551
Lines of credit (Note D)	92,217	90,220
Total current liabilities	1,511,332	1,531,869
Long-term debt (Note E):
Capital lease obligation, less current maturities	27,572	28,889
Total liabilities	1,538,904	1,560,758
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)	-	-
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
17,214,620 and 15,143,681 shares issued and outstanding	17,214	15,144
Additional paid-in capital	5,203,219	4,921,958
Services prepaid with common stock	(1,605)	(6,680)
Accumulated deficit	(6,656,282)	(6,385,201)
Total shareholders' deficit	(1,437,454)	(1,454,779)
Total liabilities and shareholders' deficit	$ 101,450	$ 105,979

The accompanying notes are an integral part of these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations

	For the Years Ended
	October 31,
	2009	2008
Product sales	$ 6,103	$ 1,500
Cost of goods sold	(3,049)	-
Gross profit	3,054	1,500

Operating costs and expenses:
Research and development	169,538	247,276
Selling, general and administrative	69,419	121,840
Total operating costs and expenses	238,957	369,116
Loss from operations	(253,903)	(367,616)

Other income (expense):
Interest expense	(35,178)	(45,804)
Loss before income taxes	(271,081)	(413,420)

Provision for income taxes (Note C)	-	-

Net loss	$ (271,081)	$ (413,420)

Basic and diluted net loss per common share	$ (0.02)	$ (0.03)
Shares used in computing basic and diluted
Net loss per common share	16,658,163	14,241,791

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit
						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2007			12,681,681	$ 12,682	$ 4,653,020	$ -	$ (5,971,781)	$ (1,306,079)
Common stock units sold pursuant to private
placement, $0.10 per share (Note F)	-	-	1,250,000	1,250	123,750	-	-	125,000
Common stock issued under consulting contract,
$0.09 per share (Note F)	-	-	100,000	100	8,900	-	-	9,000
Common stock issued in exchange for future Scientific
Advisory Board services, $0.20 per share (Note F)	-	-	12,000	12	2,388	(2,400)	-	-
Common stock issued following exercise of Class A
warrants, $0.125 per share (Note F)	-	-	1,000,000	1,000	124,000	-	-	125,000
Common stock options exercised (Note F)	-	-	100,000	100	9,900	(10,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	5,720	-	5,720
Net loss for the year ended October 31, 2008	-	-	-	-	-	-	(413,420)	(413,420)
Balance, October 31, 2008	-	-	15,143,681	15,144	4,921,958	(6,680)	(6,385,201)	(1,454,779)
Sale of common stock to officer (Note B)	-	-	226,667	227	8,273			8,500
Sales of common stock to investors (Note B)	-	-	550,000	550	39,450	-	-	40,000
Shares issued to director for future services (Note F)	-	-	12,000	12	1,788	(1,800)	-	-
Conversion of debt and accrued interest to officer (Note B)	-	-	1,238,176	1,237	223,094	-	-	224,331
Conversion of amounts due on account (Note F)	-	-	36,216	36	6,664	-	-	6,700
Prepaid services earned (Note F)	-	-	-	-	-	6,875	-	6,875
Common stock issued under consulting contract,
$0.25 per share (Note G)			7,880	8	1,992			2,000
Net loss for the year ended October 31, 2009	-	-	-	-	-	-	(271,081)	(271,081)
Balance, October 31, 2009	-	$ -	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$ (6,656,282)	$ (1,437,454)

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
	For The Years Ended
	October 31,
	2009	2008

Cash Flows from operating activities:
Net loss	$ (271,081)	$ (413,420)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	17,816	9,861
Stock-based compensation	6,875	14,720
Impairment of patent	8,551	-
Common stock issued for consulting services	2,000	-
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable, inventories,
prepaid expenses and deposits	(16,123)	9,906
Increase in accounts payable, accrued expenses
and payroll taxes payable	125,090	180,926
Net cash used in operating activities	(126,872)	(198,007)

Cash flows from investing activities:
Purchases of equipment	(995)	(23,269)
Payments for patents and deferred costs	(989)	(8,178)
Net cash used in investing activities	(1,984)	(31,447)

Cash flows from financing activities:
Proceeds from advances from officer	80,972	9,961
Principal payments on notes payable	-	(32,025)
Draws on lines of credit, net	1,997	(888)
Principal payments on capital lease	(9,277)	(3,565)
Proceeds from sale of common stock	48,500	250,000
Net cash provided by financing activities	122,192	223,483

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part of these financial statements

CONTINUED FROM PREVIOUS PAGE

VITRO DIAGNOSTICS, INC. Statements of Cash Flows
For The Years Ended
October 31,
	2009	2008

Net change in cash	(6,664)	(5,971)
Cash, beginning of year	6,768	12,739
Cash, end of period	$ 104	$ 6,768

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 30,475	$ 44,544
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Conversion of note payable, amounts due to officer and
accrued interest	$ 224,333	$ -
Common stock issued to director for future services	$ 1,800	$ -
Conversion of amounts due on account to common stock	$ 6,700	$ -
Common stock issued for services	$ -	$ 11,400
Exercise of stock options in exchange for services	$ -	$ 10,000
Equipment acquired under capital lease	$ 10,394	$ 25,611

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

Following the transfer of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its therapeutic drug development and related technologies.  A present target area for the Company’s therapeutic products is the development and commercialization of stem cell technology for use in diabetes and cancer research and treatment.  The Company has been granted a patent for its proprietary technology related to the immortalization of human cells and subsequently expanded this technology to include patented and patent-pending technology involving generation of stem cells with potential application to a variety of commercial opportunities including the treatment of degenerative diseases and drug discovery.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2009, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the years ended October 31, 2008 and 2009, the president and chairman has advanced the Company funds for working capital on an “as needed” basis.  During the years ended October 31, 2009 and 2008, the president and chairman advanced the company a total of $90,933 for working capital purposes.  There is no assurance that these advances will continue in the future. Also during the year ended October 31, 2009, the Company raised $40,000 in working capital through sales of common stock to private investors, and $8,500 through sales of common stock to its president.  Also, as discussed further in the subsequent events section of these Notes, in December 2009, the Company raised $87,500 through a private placement of common stock and warrants.

The Company is presently engaged in discussions with companies that have expressed interest in the commercialization of the Company’s stem cell technology and the Company’s fertility drugs. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company has new stem cell products that were launched during fiscal year 2009.  Initial revenues from these products have been established and management intends to pursue enhanced revenue generation from this product line and development of other related products to the fullest extent possible given its resources. There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various alternatives such as sale of its assets or merger with other entities.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At October 31, 2009 and 2008 no allowance was recorded and all amounts due from customers were considered collectible.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At October 31, 2009 and 2008, finished goods included $9,204 and $0 of labor and overhead allocations.  Inventories consisted of the following:

	October 31, 2009	October 31, 2008
Raw materials	$ 6,987	$ 2,119
Finished goods	10,776	323
	$ 17,763	$ 2,442

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $13,499 and $6,929 for the years ended October 31, 2009 and 2008, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $4,317 and $2,932 for the years ended October 31, 2009 and 2008.  Estimated aggregate amortization expense for each of the next five years is as follows:

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Year ended October 31,
2010	$2,771
2011	2,771
2012	2,771
2013	2,771
2014	2,771
Thereafter	12,462
$26,317

On May 5, 2009 the United States Patent Office issued patent number 7,527,971 to the Company for its stem cell technology, “Generation and Differentiation of Adult Stem Cell Lines.”

The Company’s patents consisted of the following at October 31, 2009:

Generation and differentiation of adult stem cell lines	$27,703
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(1,386)
$26,317

Impairment and Disposal of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets.

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  At October 31, 2009 the Company determined that one of its patents named “Immortalized cell lines and methods of making the same” was impaired and as such recognized an impairment charge of $8,551 on this patent which is included in research and development costs in the statement of operations for the year ended October 31, 2009.  The Company recorded no asset impairment charges during the year ended October 31, 2008.  A contingency exists with respect to these matters, the ultimate resolutions of which cannot presently be determined.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Income taxes

The Company uses the liability method of accounting for income taxes.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $1,527 and $100 for the years ended October 31, 2009 and 2008, respectively.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2009 and 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options outstanding at October 31, 2009 and 2008 were not included in the diluted loss per share as all 1,543,500 and 1,605,864 options, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at October 31, 2009 and 2008 were equal.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Stock-based compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 718, “Stock Compensation,” establishes fair value as the measurement objective in accounting for share based payment arrangements, and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees.  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.

Recent accounting standards

The FASB’s Accounting Standards Codification is effective for all interim and annual financial statements issued after September 15, 2009.  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, we have conformed references to specific accounting standards in these notes to our consolidated financial statements to the appropriate section of ASC.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 Fair Value Measurements and Disclosures (ASC Topic 820) - Measuring Liabilities at Fair Value (ASC Update 2009-05). This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The Company has adopted ASC Update 2009-05, which has not had an effect on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (ASC Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact, if any, that this update may have on our financial statements.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

NOTE B: RELATED PARTY TRANSACTIONS

Indebtedness to officer

Over the past four fiscal years, the Company’s president paid $14,236 in expenses on behalf of the Company, of which $8,706 had been repaid.  On February 10, 2009 the balance of $5,530 which was included in “Due to officer,” along with the note payable and accrued interest discussed below was converted to common stock.

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

During the year ended October 31, 2008, the officer advanced the Company an additional $4,810 for working capital, and during the year ended October 31, 2009 an additional $80,972 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $5,018 at October 31, 2009.  The total advances plus accrued interest totaling $90,800 are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,258,177 and $1,171,551

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

at October 31, 2009 and 2008, respectively. Dr. Musick’s accrued salaries totaled $1,012,482 and $929,982 as of October 31, 2009 and 2008, respectively.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $200,833 at October 31, 2009 and 2008.

Total accrued payroll taxes on the above salaries totaled $44,862 and $40,736 at October 31, 2009 and 2008, respectively.

Common stock sales

In November 2008, the Company sold 226,667 shares of its common stock to an officer of the Company for $8,500, or $.0375 per share.  The transaction was recorded at fair value, which was determined to be 75% of the quoted market price on the day of the approval of sale of stock due to the restricted nature of the shares.

In February 2009, the Company sold 250,000 shares of its common stock to an investor for $25,000, or $.10 per share.  Also in February 2009, the Company completed the sale of 300,000 shares of its common stock to one investor for $15,000, or $.05 per share, which was negotiated in January 2009.  Proceeds from the sales of common stock were used for general working capital purposes.  The transaction was recorded at fair value, which was determined to be 75% of the quoted market price on the day prior to the negotiated sale of stock, due to the restricted nature of the shares.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the president’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2010	$ 22,380
2011	22,380
2012	22,380
2013	14,920
$ 82,060

The total rental expense was $27,347 and $13,370 for the years ended October 31, 2009 and 2008, respectively.

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	October 31,
	2009	2008
Benefit related to U.S. federal statutory graduated rate	-34.00%	-34.00%
Benefit related to State income tax rate, net of federal benefit	-3.06%	-3.06%
Accrued officer salaries	7.76%	14.84%
Net operating loss for which no tax benefit is currently available	29.30%	22.22%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31,
	2009	2008
Net operating loss and tax credit carryforwards	$1,445,310	$1,418,792
Accrued officer salaries	466,280	434,177
Deferred tax asset (before valuation allowance)	$1,911,591	$1,852,968

At October 31, 2009, deferred taxes consisted of a net tax asset of $1,911,591, due to operating loss carryforwards and other temporary differences of $7,762,724, which was fully allowed for in the valuation allowance of $1,911,591.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2009 and 2008 totaled $58,623 and $168,317, respectively.  Net operating loss carryforwards will expire in various years through 2029.

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

Notes to Unaudited Financial Statements

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $533 was unused at October 31, 2009.  The interest rate on the credit line was 18.00% at October 31, 2009.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $56,100, of which $2,997 was unused at October 31, 2009.  The interest rates on the credit cards range from 10.24% to 29.99% as of October 31, 2009.  In addition, one of the Company’s credit cards was closed by the creditor in May 2009.  At October 31, 2009 the account had a balance of $27,146 and carries an annual interest rate of 34.99%.

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

Future maturities of the Company’s capital lease obligations are as follows:

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Year ended October 31,
2010	$21,391
2011	18,403
2012	9,631
$49,425
Less: imputed interest	(12,318)
Present value of net minimum lease payments	$37,107

The president of the Company has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

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

On March 25, 2008, the Company issued the above consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board (“SAB”) for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction is being expensed over the period of the service.  As of October 31, 2009, $1,920 has been expensed, and $480 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

On May 1, 2008, the Company’s Board of Directors appointed Erik Van Horn to the Board.  The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company’s common stock.  Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options.  Effective May 1, 2008, the options were exercised and 100,000 shares of the Company’s common stock were issued to Mr. Van Horn. As of October 31, 2009, the total $10,000 of compensation has been expensed.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued to Dr. Rice 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of October 31, 2009 a total of $675 had been expensed, and $1,125 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

On October 29, 2009, the Company agreed to convert certain amounts due to a consultant who provides various professional accounting services.  As a result of the agreement, $6,700 of amounts due the consultant was converted to 36,216 shares of common stock at a price of $0.185 per share, which approximated the market value of the stock on the date of the transaction.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the years ended October 31, 2009 or 2008.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2007	705,864	$0.08 to $0.81	5.98 years	$ 0.19
Options granted	1,000,000	$0.19	9.75 years	$ 0.19
Options exercised	(100,000)	$0.10		$ 0.10
Options expired	-
Balance at October 31, 2008	1,605,864		8.29 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	(62,364)			$ 0.63
Balance at October 31, 2009	1,543,500		7.60 years	$ 0.18
Exercisable at October 31, 2008	605,864	$0.08 to $0.81	5.88 years	$ 0.21
Exercisable at October 31, 2009	543,500	$0.08 to $0.81	4.55 years	$ 0.16

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

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

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  The agreement may be terminated at any time by either party with thirty days written notice.  As of October 31, 2009 no services have been performed and no compensation has been paid under the agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of October 31, 2009 a total of $3,719 in cash and 7,880 shared of the Company’s common stock at an average price of $0.25 per share had been paid the consultant under the term of the agreement.

NOTE H: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 8, 2010, the date which the financial statements were available to be issued.

On December 21, 2009 the Company agreed to convert to common stock certain amounts due an attorney who provides various legal services to the Company.  As a result, $15,000 of amounts due the attorney was converted to 85,714 shares of common stock at a price of $0.175 per share, which approximated the market value of the stock on the date of the transaction. On December 29, 2009 the Company sold an aggregate of 500,000 shares of common stock together with an aggregate of 500,000 warrants for $87,500 to three investors.  The warrants are exercisable for a period of twelve months from the date of issuance to purchase an additional 500,000 shares of common stock at an exercise price of $0.175 per share.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of October 31, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(b)  Changes in Internal Control over Financial Reporting.  During fiscal year ended October 31, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals presently serve as officers and directors of the Company:

Name	Age	Position
James R. Musick, Ph.D.	63	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary
Erik D. Van Horn	41	Vice President and Director

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year, except that James R. Musick, an executive officer and director failed to file one report covering one transaction in a timely fashion.

.

ITEM 11.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman	2009	$82,500(2)	$82,500
President, Chief Executive	2008	$190,000(1)	$190,000
Officer, Chief Operating Officer, Chief Financial Officer	2007	279,167(2)	279,167

Eric Van Horn, Vice President	2009	-0-	-0-
	2008	-0-	-0-
	2007	-0-	-0-

(1)

Of this amount, $156,667 was accrued.

(2)

All of this amount was accrued.

Employment Contracts

Effective April 8, 2005, the Company entered into an employment agreement with Dr. Musick.  This agreement provided for an initial term of three years and is automatically renewable for an additional three-year period unless either party gives notice to the other that the agreement will be terminated.

The agreement provided a base salary of $180,000 per annum for the first year, $250,000 per annum for the second year, and $300,000 per annum during the third year.  The agreement also provided that if the Company obtained financing of $3 million or more during the first two years of the agreement, the base salary would automatically increase to $300,000 per annum effective with the closing of the financing.  Dr. Musick agreed to accrue salary until such time as the Company obtains sufficient working capital.

The agreement with Dr. Musick provided for the grant of stock options as follows:

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

All of the options that were subject to vesting expire ten years from the date of vesting.  Further, each of the options would terminate ninety days from the date the employee’s employment with the Company is terminated.  All of the options were intended to be granted as “incentive stock options” under the Company’s Equity Incentive Plan of 2000, although the Plan must be amended and approved by the shareholders to increase the amount of common stock reserved under the Plan in order to provide for some of the options.

The Agreement also provided that if the Employee is terminated without cause or the employee resigns with “good reason,” the Company shall pay Employee one (1) year’s base salary at the rate prevailing for employee immediately prior to such termination as severance pay, payable in accordance with Company’s policy.  Employee shall also be entitled to receive benefits to which he was entitled immediately preceding the date of termination for a period of twelve (12) months from date of termination.  Resignation with good reason includes resignation following a change in control, as defined in the agreement.

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

The other Director has not been paid any additional compensation for services.  However, each board member is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended October 31, 2009:

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

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	543,500	$0.15	0
Equity compensation plans not approved by security holders	162,364	$0.30	0
TOTAL	705,864	$0.18	0

Compensation plan not approved by security holders included the 1992 equity incentive plan.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 25, 2009, based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock.  The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised.  At January 18, 2010, the Company had outstanding 17,800,334 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 4621 Technology Drive, Golden, Colorado 80403	5,250,755	29.17%

Erik Van Horn 4621 Technology Drive, Golden, Colorado 80403	300,000	1.69%

Officers and Directors as a group(1) (2) (2 individuals)	5,550,755	30.84%

Other Shareholders

Roger D. Hurst(3) 8100 Southpark Way, Unit B-1 Littleton, CO 80120	1,122,096	6.55%

The James R. Musick Trust 12635 E. Montview Blvd. Aurora, Colorado 80010	2,665,257	15.6%

Lloyd Hansen 2646 S.W. Mapp Rd, Ste. #304 Palm City, FL 34990	980,000	5.7%

___________________

(1)

Includes 200,000 shares of common stock underlying an option  immediately exercisable.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2008, the Company sold 226,667 shares of its common stock to the Company's Chairman, James Musick for $8,500, or $.0375 per share.

Between August 2002 and October 2007, the Company's Chairman, James Musick, loaned the Company $168,150 for working capital.  This loan and the accrued interest of $35,483 have been represented by a single promissory note in the amount of $203,633 dated October 31, 2007 bearing interest at the rate of 10% per year.  The note replaced a previous note.  This note was due on October 31, 2008 and was collateralized by the Company's patents regarding purification of FSH. On July 29, 2008, the Board of Directors approved the issuance of 1,238,176 shares of the Company’s common stock in exchange for the notes payable plus accrued interest to an officer not to exceed $225,000.  At that time the Note was canceled effective July 29, 2008.  The exchange was completed in February 2009.  A total of $224,333, representing the balance of the note payable and accrued interest, plus the outstanding balance of other indebtedness to the officer of $5,530 was exchanged for 1,238,176 shares of the Company’s common stock.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2009	2008
Audit Fees	$9,450	$10,350
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$9,450	$10,350

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

(7)

Filed as Exhibit 10.1 to the Form 8-K dated January 31, 2008.

(8)

Filed as Exhibit 10.2 to the Form 8-K dated January 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 12th day of February, 2010.

VITRO DIAGNOSTICS, INC.

By:

 ____/s/ James R. Musick_______

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following person in the capacities and on the dates indicated.

Signatures	Title	Date

_/s/ James R. Musick______ James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	February 12, 2010

_/s/ Erik D. VanHorn______ Erik D. VanHorn	Vice President and Director	February 12, 2010