Form 10-Q
period 2010-01-31
VITRO DIAGNOSTICS INC
filed 2010-03-17
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

As of March 17, 2010, the Registrant had 17,800,334 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2010 and October 31, 2009, and its results of operations for the three month periods ended January 31, 2010 and 2009, its statement of changes of shareholders’ deficit for the year ended October 31, 2009 and for the three months ended January 31, 2010, and its cash flows for the three month periods ended January 31, 2010 and 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	January 31, 2010	October 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$ 36,485	$ 104
Accounts receivable	1,777	802
Inventory, at cost	18,734	17,763
Total current assets	56,996	18,669
Equipment, net of accumulated depreciation of $47,750 and $43,799	58,380	54,015
Patents, net of accumulated amortization of $2,079 and $17,835 (Note A)	25,624	26,317
Deferred patent costs (Note A)	358	-
Other assets	2,449	2,449
Total assets	$ 143,807	$ 101,450
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation (Note E)	$ 7,099	$ 9,535
Accounts payable	33,572	58,103
Accrued expenses	4,102	2,500
Advances and accrued interest payable to officer (Note B)	102,342	90,800
Accrued payroll expenses (Note B)	1,280,490	1,258,177
Lines of credit (Note D)	92,274	92,217
Stock purchase warrants (Note F)	75,000	-
Total current liabilities	1,594,879	1,511,332

Capital lease obligation, less current maturities (Note E)	27,526	27,572
Total liabilities	1,622,405	1,538,904

Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
17,800,334 and 17,214,620 shares issued and outstanding	17,800	17,214
Additional paid-in capital	5,230,133	5,203,219
Services prepaid with common stock	(1,080)	(1,605)
Accumulated deficit	(6,725,451)	(6,656,282)
Total shareholders' deficit	(1,478,598)	(1,437,454)
Total liabilities and shareholders' deficit	$ 143,807	$ 101,450

See accompanying notes to these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (Unaudited)

	For the Three Months Ended
	January 31,
	2010	2009
Product sales	$ 1,350	$ -
Cost of goods sold	(872)	-
Gross profit	478	-

Operating costs and expenses:
Research and development	45,407	45,381
Selling, general and administrative	14,212	19,645
Total operating costs and expenses	59,619	65,026
Loss from operations	(59,141)	(65,026)

Other income (expense):
Interest expense	(10,028)	(8,586)
Loss before income taxes	(69,169)	(73,612)

Provision for income taxes (Note C)	-	-

Net loss	$ (69,169)	$ (73,612)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)
Shares used in computing basic and diluted
Net loss per common share	17,434,557	15,342,949

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2008	-	$ -	15,143,681	$ 15,144	$ 4,921,958	$ (6,680)	$ (6,385,201)	$ (1,454,779)
Sale of common stock to officer (Note B)	-	-	226,667	227	8,273			8,500
Sales of common stock to investors (Note B)	-	-	550,000	550	39,450	-	-	40,000
Shares issued to director for future services (Note F)	-	-	12,000	12	1,788	(1,800)	-	-
Conversion of debt and accrued interest to officer (Note B)	-	-	1,238,176	1,237	223,094	-	-	224,331
Conversion of amounts due on account (Note F)	-	-	36,216	36	6,664	-	-	6,700
Prepaid services earned (Note F)	-	-	-	-	-	6,875	-	6,875
Common stock issued under consulting contract,
$0.25 per share (Note G)			7,880	8	1,992			2,000
Net loss for the year ended October 31, 2009	-	-	-	-	-	-	(271,081)	(271,081)
Balance, October 31, 2009	-	$ -	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$ (6,656,282)	$ (1,437,454)
Conversion of amounts due on account (Note F)	-	-	85,714	86	14,914	-	-	15,000
Sale of common stock and stock purchase warrants	-	-	500,000	500	12,000	-	-	12,500
Prepaid services earned (Note F)	-	-	-	-	-	525	-	525
Net loss for the three months ended January 31, 2010	-	-	-	-	-	-	(69,169)	(69,169)
Balance, January 31, 2010 (Unaudited)	-	$ -	17,800,334	$ 17,800	$ 5,230,133	$ (1,080)	$ (6,725,451)	$ (1,478,598)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(Unaudited)
	For The Three Months Ended
	January 31,
	2010	2009
Cash Flows from operating activities:
Net loss	$ (69,169)	$ (73,612)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,644	3,943
Stock-based compensation	525	2,800
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(1,948)	-
Increase in accounts payable, accrued expenses
and payroll taxes payable	16,728	28,067
Net cash used in operating activities	(49,220)	(38,802)
Cash flows from investing activities:
Purchases of equipment	(8,316)	-
Payments for patents and deferred costs	(358)	(990)
Net cash used in investing activities	(8,674)	(990)
Cash flows from financing activities:
Proceeds from advances from officer	9,200	23,600
Draws on lines of credit, net	57	2,922
Principal payments on capital lease	(2,482)	(1,998)
Proceeds from sale of common stock	87,500	8,500
Net cash provided by financing activities	94,275	33,024
Net change in cash	36,381	(6,768)
Cash, beginning of year	104	6,768
Cash, end of period	$ 36,485	$ -
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 7,686	$ 8,171
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Conversion of amounts due on account to common stock	$ 15,000	$ -
Issuance of stock purchase warrants	$ 75,000

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

NOTE A: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-Q and the accounting policies in its Form 10-K for the year ended October 31, 2009 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended January 31, 2010 is not necessarily indicative of the results to be expected for the year.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at January 31, 2010, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the three months ended January 31, 2010 and the year ended October 31, 2009, the president and chairman has advanced the Company funds for working capital on an “as needed” basis.  During the three months ended January 31, 2010 and the year ended October 31, 2009, the president and chairman advanced the company a total of $90,172 for working capital purposes.  There is no assurance that these advances will continue in the future. In December 2009 the Company raised $87,500 through a private placement of common stock and warrants.  Also, during the year ended October 31, 2009, the Company raised $40,000 in working capital through sales of common stock to private investors, and $8,500 through sales of common stock to its president.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At January 31, 2010 and October 31, 2009 no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At January 31, 2010 and October 31, 2009, finished goods included $8,977 and $9,204 of labor and overhead allocations.  Inventories consisted of the following:

	October 31, 2009	October 31, 2009
Raw materials	$ 8,830	$ 6,987
Finished goods	9,904	10,776
	$ 18,734	$ 17,763

Research and development

The Company’s operations are predominantly in research and development (“R&D”).  These costs are expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. As the Company has now also expanded its operations to include manufacturing and R&D, we are  now reporting cost of goods sold, including estimates of labor, materials and overhead allocations to the production of specific products.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $3,951 and $3,210 for the three months ended January 31, 2010 and 2009, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $693 and $733 for the three months ended January 31, 2010 and 2009.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2010	$2,078
2011	2,771
2012	2,771
2013	2,771
2014	2,771
Thereafter	12,462
$25,624

On May 5, 2009 the United States Patent Office issued patent number 7,527,971 to the Company for its stem cell technology, “Generation and Differentiation of Adult Stem Cell Lines.”

The Company’s patents consisted of the following at January 31, 2010:

Generation and differentiation of adult stem cell lines	$27,703
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(2,079)
$25,624

During the three months ended January 31, 2010 the Company incurred costs totaling $358 relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs are included as deferred patent costs in the accompanying balance sheet at January 31, 2009.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  At October 31, 2009 the Company determined that one of its patents named “Immortalized cell lines and methods of making the same” was impaired and as such recognized an impairment charge of $8,551 on this patent on October 31, 2009.  The Company recorded no asset impairment charges during the three months ended January 31, 2009 or 2008.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $6,770 and $-0- for the three months ended January 31, 2010 and 2009, respectively.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of January 31, 2010 and 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options outstanding at January 31, 2010 and 2009 were not included in the diluted loss per share as all 1,543,500 and 1,605,864 options, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at January 31, 2010 and 2009 were equal.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

During the years ended October 31, 2009 and 2008, the Company’s chief executive officer advanced the Company a total of $85,782 used for working capital, and during the three months ended January 31, 2010 an additional $9,200 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $7,360 and $5,018 at January 31, 2010 and

October 31, 2009, respectively.  The total advances plus accrued interest totaling $102,340 and $90,800 at January 31, 2010 and October 31, 2009, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,280,490 and $1,258,177 at January 31, 2010 and October 31, 2009, respectively. Dr. Musick’s accrued salaries totaled $1,033,732 and $1,012,482 as of January 31, 2010 and October 31, 2009, respectively.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $200,833 at January 31, 2010 and October 31, 2009.

Total accrued payroll taxes on the above salaries totaled $45,925 and $44,862 at January 31, 2010 and October 31, 2009, respectively.

Conversion of debt and accrued interest to officer

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

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2010	$ 16,785
2011	22,380
2012	22,380
2013	14,920
$ 76,465

The total rental expense was $4,656 and $6,328 for the three months ended January 31, 2010 and 2009, respectively.

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended:

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,075 was unused at January 31, 2010.  The interest rate on the credit line was 18.00% at January 31, 2010.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $56,000, of which $1,536 was unused at January 31, 2010.  The interest rates on the credit cards range from 10.24% to 29.99% as of January 31, 2010.  In addition, one of the Company’s credit cards was closed by the creditor in May 2009.  At January 31, 2009 the account had a balance of $27,146 and carries an annual interest rate of 34.99%.

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

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2010	$17,061
2011	18,403
2012	9,628
45,092
Less: imputed interest	(10,467)
Present value of net minimum lease payments	$34,625

The president of the Company has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Sale of common stock

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

Sale of Common Stock and Warrants

On December 29, 2009 the Company sold an aggregate of 500,000 shares of common stock together with an aggregate of 500,000 warrants for $87,500 to three investors.  The warrants are exercisable for a period of twelve months from the date of issuance to purchase an additional 500,000 shares of common stock at an exercise price of $0.175 per share.

The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and related standards for the accounting of the valuation of the common stock warrants issued as part of the private placement of common stock completed on December 29, 2010. Accordingly, the Company recorded a warrant liability upon the issuance of its common stock, equal to the estimated fair market value of the various features of the warrants.  The initial warrant liability of $75,000 represented a non-cash adjustment to the carrying value of the related financial instruments.  The warrants are exercisable upon issuance, and expire on December 29, 2010, and as such the liability is classified as a current liability at January 31, 2010.  The liability will be adjusted quarterly to the estimated fair market value based upon then current market conditions, and any change, if any, in the estimated fair market value will be charged to the Company’s operating results.

The following assumptions were utilized to determine the estimated fair value:

Expected volatility	142%
Contractual term	1 year
Risk free interest rate	0.47%
Expected dividend rate	0%

Common stock issued for services

On March 25, 2008, the Company issued a consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board (“SAB”) for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction is being expensed over the period of the service.  As of January 31, 2010, $2,220 has been expensed, and $180 is included as “Services prepaid with common stock” in the accompanying condensed balance sheet.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued to Dr. Rice 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of January 31, 2010 a total of $900 had been expensed, and $900 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

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

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the three months ended January 31, 2010 or 2009.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2008	1,605,864	$0.08 to $0.81	8.29 years	$ 0.19
Options granted	-
Options exercised	-
Options expired	(62,364)			$ 0.63
Balance at October 31, 2009	1,543,500	$0.08 to $0.81	7.60 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	-
Balance at January 31, 2010	1,543,500	$0.08 to $0.81	7.35 years	$ 0.18
Exercisable at October 31, 2009	543,500	$0.08 to $0.81	4.55 years	$ 0.21
Exercisable at January 31, 2010	543,500	$0.08 to $0.81	3.84 years	$ 0.16

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

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  The agreement may be terminated at any time by either party with thirty days written notice.  As of January 31, 2010 no services have been performed and no compensation has been paid under the agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of January 31, 2010 a total of $3,719 in cash and 7,880 shared of the Company’s common stock at an average price of $0.25 per share had been paid the consultant under the term of the agreement.

NOTE H: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through  the date which the financial statements were available to be issued.  Except as discussed elsewhere in this report, no reportable events occurred subsequent to January 31, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at January 31, 2010 and compares it to the Company’s financial condition at October 31, 2009.  It also discusses the Company’s results of operations for the three-month period ending January 31, 2010 and compares those results to the results of the three months ended January 31, 2009.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2009 under the caption, “Risk Factors.”  Most of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

During 2009 the Company gained working capital through sales of its securities and debt financing while it continues to experience a working capital deficit and shortage of liquidity.  At January 31, 2010, the Company had a working capital deficit of $1,537,883, consisting of current assets of $56,996 and current liabilities of $1,594,879.  This represents a decrease in working capital of $(45,220) from fiscal year end October 31, 2009.  The decrease in working capital was primarily due to the stock purchase warrant liability resulting from the issuance of the warrants as part of the private placement of common stock completed on December 29, 2009 as discussed below.

Current assets increased by $38,327 and current liabilities increased by $83,547 during the quarter ended January 31, 2010.  The increase in current assets was due to increased cash from the sale of the Company’s securities to a group of investors.  The Company reported a $1,478,598 deficit in shareholders’ equity at January 31, 2010, which was $41,144 more than the deficit reported at October 31, 2009.  The majority of the working capital deficit is due to accrued salaries and advances due to the president and CEO, and the stock purchase warrant liability.

During the three months ended January 31, 2010, the Company’s financing activities provided $94,275 in cash to support our operating activities.  During that time, the Company’s operations used $49,220 in cash compared to $38,802 of cash used by operations during the three months ended January 31, 2009.  The Company reported an overall increase in cash for the first three months of 2010 of $36,381  that is attributed to the proceeds from the private placement of common stock and warrants completed on December 29, 2009.  The increase in cash used in our operating activites during the first quarter of 2010 was primarily due to increased expenses related to product manufacturing and marketing activities. Cash raised from financing activities was derived through the sale of an aggregate of 500,000 shares of common stock together with an aggregate of 500,000 warrants for $87,500 to three investors.  The warrants are exercisable for a period of twelve months from the date of issuance (12-29-2009) to purchase an additional 500,000 shares of common stock at an exercise price of $0.175 per share.   Cash usage reflects a minimum cash requirement of about $16,000 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company utilizes various credit facilities consisting of overdraft protection and bank credit cards.  The total credit available to the Company under these facilities was $98,000 at January 31, 2010, of which $92,274 was outstanding. The Company must continue to service this debt, most of which is personally guaranteed by the Company’s chief executive officer.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2009.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.  The Company attended and co-sponsored a trade show entitled “Stem Cell Differentiation and De-differentiation” during the second quarter of 2010 and the company gained contacts and established relations with numerous prospective customers and collaborators. The Company has also raised additional capital through sales of its securities, as described in Note F.  There are several opportunities for collaboration with other firms working in the stem cell sector that may lead to strategic alliances expanding sales of the Company’s products and development of new products targeting stem cell research and drug development.

Results of Operations

During the three months ended January 31, 2010, the Company realized a net loss of $69,169 or $0.00 per share on $1,350 in revenue.  The net loss was $4,443 less than the net loss for the first quarter ended January 31, 2009.  The decrease net loss in the first quarter of 2010 compared to the same quarter in 2009 was primarily due to decreased selling, general and administrative expenses and increased sales.  Total operating expenses were $5,407 less in the first quarter 2010 than the comparable period in 2009.  Research and development expenses increased by $26 and selling, general and administrative expenses decreased by $5,433.

Current activities of the Company have shifted to manufacturing of its stem cell based product line and expansion of manufacturing capacity, while R&D efforts continue to develop new products to add to the commercial products presently available. During the quarter ended January 31, 2010, equipment was acquired to provide substantial expansion of stem cell medium manufacturing capacity.  The Company also completed a patent-pending, research project involving generation of a new cell line to enable expanded differentiation capacity of human mesenchymal stem cells through reprogramming of these cells.  Such a cell line positions the Company to commercialize additional products to add to its existing product line, including differentiated cellular systems for use by pharmaceutical firms in the development, testing and regulatory approval of new drugs. The market being approached is viewed to be expanding and under-served.  A key target is stem cell researchers, especially those exploring reprogramming of adult cells to induce plurapotentiality or the ability to differentiate into any cell of the body. Such reprogramming has substantial potential in regenerative medicine and these research goals have recently been supported by the repeal of the prior administration’s ban of embryonic stem cell research.  In addition, the Company maintains patented and patent-pending technology regarding the application of stem cell technology to cancer and diabetes.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: March 17, 2010	By: _/ James R. Musick__________ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer