Form 10-Q
period 2010-04-30
VITRO DIAGNOSTICS INC
filed 2010-06-21
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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

As of June 25, 2010, the Registrant had 17,949,270 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2010 and October 31, 2009, and its results of operations for the three month periods ended April 30, 2010 and 2009 and for the six month periods ended April 30, 2010 and 2009, its statement of changes of shareholders’ deficit for the year ended October 31, 2009 and for the six months ended April 30, 2010, and its cash flows for the six month periods ended April 30, 2010 and 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	April 30, 2010	October 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$ 1,359	$ 104
Accounts receivable	500	802
Inventory, at cost	21,610	17,763
Total current assets	23,469	18,669
Equipment, net of accumulated depreciation of $51,998 and $43,799	54,718	54,015
Patents, net of accumulated amortization of $2,953 and $17,835 (Note A)	28,387	26,317
Deferred costs (Note A)	739	-
Other assets	2,449	2,449
Total assets	$ 109,762	$ 101,450
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation (Note E)	$ 4,186	$ 9,535
Accounts payable	45,003	58,103
Accrued expenses	8,929	2,500
Advances and accrued interest payable to officer (Note B)	109,717	90,800
Accrued payroll expenses (Note B)	1,302,803	1,258,177
Lines of credit (Note D)	91,122	92,217
Stock purchase warrants	58,400	-
Total current liabilities	1,620,160	1,511,332
Long-term debt (Note E):
Capital lease obligation, less current maturities	26,033	27,572
Total liabilities	1,646,193	1,538,904
Commitments and contingencies (Notes A, B, C, D, E, F, G, H, and I)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
17,949,270 and 17,214,620 shares issued and outstanding	17,949	17,214
Additional paid-in capital	5,264,984	5,203,219
Services prepaid with common stock (Note F)	(14,009)	(1,605)
Accumulated deficit	(6,805,355)	(6,656,282)
Total shareholders' deficit	(1,536,431)	(1,437,454)
Total liabilities and shareholders' deficit	$ 109,762	$ 101,450

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (Unaudited)
	For the Three Months Ended
	April 30,
	2010	2009
Product sales	$ 2,323	$ -
Cost of goods sold	(1,019)	-
Gross profit	1,304	-

Operating costs and expenses:
Research and development	48,991	51,800
Selling, general and administrative	38,184	20,418
Total operating costs and expenses	87,175	72,218
Loss from operations	(85,871)	(72,218)

Other income (expense):
Interest expense	(10,633)	(8,714)
Fair value of stock purchase warrants (Note F)	16,600	-

Loss before income taxes	(79,904)	(80,932)

Provision for income taxes (Note C)	-	-

Net loss	$ (79,904)	$ (80,932)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)
Shares used in computing basic and diluted
Net loss per common share	17,920,498	16,956,897

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (Unaudited)
	For the Six Months Ended
	April 30,
	2010	2009
Product sales	$ 3,673	$ -
Cost of goods sold	(1,891)	-
Gross profit	1,782	-

Operating costs and expenses:
Research and development	94,398	97,181
Selling, general and administrative	52,396	40,063
Total operating costs and expenses	146,794	137,244
Loss from operations	(145,012)	(137,244)

Other income (expense):
Interest expense	(20,661)	(17,300)
Fair value of stock purchase warrants (Note F)	16,600	-

Loss before income taxes	(149,073)	(154,544)

Provision for income taxes (Note C)	-	-

Net loss	$ (149,073)	$ (154,544)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)
Shares used in computing basic and diluted
Net loss per common share	17,674,160	16,131,996

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2008	-	$ -	15,143,681	$ 15,144	$ 4,921,958	$ (6,680)	$ (6,385,201)	$ (1,454,779)
Sale of common stock to officer (Note B)	-	-	226,667	227	8,273			8,500
Sales of common stock to investors (Note B)	-	-	550,000	550	39,450	-	-	40,000
Shares issued to director for future services (Note F)	-	-	12,000	12	1,788	(1,800)	-	-
Conversion of debt and accrued interest to officer (Note B)	-	-	1,238,176	1,237	223,094	-	-	224,331
Conversion of amounts due on account (Note F)	-	-	36,216	36	6,664	-	-	6,700
Prepaid services earned (Note F)	-	-	-	-	-	6,875	-	6,875
Common stock issued under consulting contract,
$0.25 per share (Note G)			7,880	8	1,992			2,000
Net loss for the year ended October 31, 2009	-	-	-	-	-	-	(271,081)	(271,081)
Balance, October 31, 2009	-	$ -	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$ (6,656,282)	$ (1,437,454)
Conversion of amounts due on account (Note F)	-	-	85,714	86	14,914	-	-	15,000
Sale of common stock and stock purchase warrants (Note F)	-	-	500,000	500	12,000	-	-	12,500
Common stock issued to director (Note F)	-	-	63,830	64	14,936	-	-	15,000
Common stock issued to directors for services (Note F)	-	-	85,106	85	19,915	(20,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	7,596	-	7,596
Net loss for the six months ended April 30, 2010							(149,073)	(149,073)
Balance, April 30, 2010 (Unaudited)	-	$ -	17,949,270	$ 17,949	$ 5,264,984	$ (14,009)	$ (6,805,355)	$ (1,536,431)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(Unaudited)
	For The Six Months Ended
	April 30,
	2010	2009
Cash Flows from operating activities:
Net loss	$ (149,073)	$ (154,544)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	9,766	7,886
Stock-based compensation	22,596	5,825
Fair value of stock purchase warrants	(16,600)	-
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(3,545)	-
Increase in accounts payable, accrued expenses
and payroll taxes payable	57,672	48,185
Net cash used in operating activities	(79,184)	(92,648)
Cash flows from investing activities:
Purchases of equipment	(8,902)	-
Payments for patents and deferred costs	(4,376)	(989)
Net cash used in investing activities	(13,278)	(989)
Cash flows from financing activities:
Proceeds from advances from officer	14,200	35,100
(Payments) draws on lines of credit, net	(1,095)	6,620
Principal payments on capital lease	(6,888)	(3,351)
Proceeds from sale of common stock	87,500	48,500
Net cash provided by financing activities	93,717	86,869
Net change in cash	1,255	(6,768)
Cash, beginning of year	104	6,768
Cash, end of period	$ 1,359	$ -
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 15,944	$ 15,373
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Conversion of note payable, amounts due officer and accrued interest	$ -	$ 224,333
Common stock issued to directors for services	$ 20,000	$ 1,800
Conversion of amounts due on account to common stock	$ 15,000	$ -
Issuance of stock purchase warrants	$ 75,000	$ -

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended April 30, 2010 is not necessarily indicative of the results to be expected for the year.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at April 30, 2010, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the six months ended April 30, 2010 and the year ended October 31, 2009, the president and chairman has advanced the Company funds for working capital on an “as needed” basis.  During the six months ended April 30, 2010 and the year ended October 31, 2009, the president and chairman advanced the company a total of $95,172 for working capital purposes.  There is no assurance that these advances will continue in the future. In December 2009 the Company raised $87,500 through a private placement of common stock and warrants.  Also, during the year ended October 31, 2009, the Company raised $40,000 in working capital through sales of common stock to private investors, and $8,500 through sales of common stock to its president.

The Company has formed strategic alliances and is presently engaged in discussions with other companies that have expressed interest in the commercialization of the Company’s stem cell technology. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to fund further development and commercialization of its key technologies. Also, the Company has new stem cell products that were launched during fiscal year 2009.  Initial revenues from these products have been established and management intends to pursue enhanced revenue generation from this product line and development of other related products to the fullest extent possible given its resources. These business development activities are described in greater detail elsewhere in this report (See: Item 2. Management’s Discussion and Analysis or Plan of Operations.) There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various strategic alternatives.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At April 30, 2010 and October 31, 2009 no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At April 30, 2010 and October 31, 2009, finished goods included $10,086 and $9,204, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	April 30, 2010	October 31, 2009
Raw materials	$ 7,739	$ 6,987
Finished goods	13,871	10,776
	$ 21,610	$ 17,763

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $8,199 and $6,420 for the six months ended April 30, 2010 and 2009, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $1,567 and $1,466 for the six months ended April 30, 2010 and 2009.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2010	$1,537
2011	3,134
2012	3,134
2013	3,134
2014	3,134
Thereafter	14,314
$28,387

On May 5, 2009 the United States Patent Office issued patent number 7,527,971 to the Company for its stem cell technology, “Generation and Differentiation of Adult Stem Cell Lines.”

The Company’s patents consisted of the following at April 30, 2010:

Generation and differentiation of adult stem cell lines	$31,340
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(2,953)
$28,387

During the six months ended April 30, 2010 the Company incurred costs totaling $739 relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs are included as deferred patent costs in the accompanying balance sheet at April 30, 2010.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  At October 31, 2009 the Company determined that one of its patents named “Immortalized cell lines and methods of making the same” was impaired and as such recognized an impairment charge of $8,551 on this patent on October 31, 2009.  The Company recorded no asset impairment charges during the six months ended April 30, 2010 or 2009.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $12,540 and $98 for the six months ended April 30, 2010 and 2009, respectively.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term obligations consisting of various capital lease obligations approximates its carrying value.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of April 30, 2010 and 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options and warrants outstanding at April 30, 2010 and 2009 were not included in the diluted loss per share as all 1,543,500 and 1,605,864 options, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at April 30, 2010 and 2009 were equal.

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

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. Some of the more significant changes, including the requirement that individuals obtain coverage, do not become effective until 2014 or later. It is too early to fully understand the impacts of the legislation on our business.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

During the years ended October 31, 2009 and 2008, the Company’s chief executive officer advanced the Company a total of $85,782 used for working capital, and during the six months ended April 30, 2010 an additional $14,200 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $9,734 and $5,018 at April 30, 2010 and October 31, 2009, respectively.  The total advances plus accrued interest totaling $109,717 and

$90,800 at April 30, 2010 and October 31, 2009, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,302,803 and $1,258,177 at April 30, 2010 and October 31, 2009, respectively.  Dr. Musick’s accrued salaries totaled $1,054,982 and $1,012,482 as of April 30, 2010 and October 31, 2009, respectively.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $200,833 at April 30, 2010 and October 31, 2009.

Total accrued payroll taxes on the above salaries totaled $46,988 and $44,862 at April 30, 2010 and October 31, 2009, respectively.

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

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2010	$ 11,190
2011	22,380
2012	22,380
2013	14,920
$ 70,870

The total rental expense was $10,955 and $12,902 for the six months ended April 30, 2010 and 2009, respectively.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,608 was unused at April 30, 2010.  The interest rate on the credit line was 18.00% at April 30, 2010.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $56,000, of which $1,415 was unused at April 30, 2010.  The interest rates on the credit cards range from 10.24% to 29.99% as of April 30, 2010.  In addition, one of the Company’s credit cards was closed by the creditor in May 2009.  At April 30, 2009 the account had a balance of $25,646 and carries an annual interest rate of 34.99%.

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

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2010	$9,865
2011	18,403
2012	9,628
37,896
Less: imputed interest	(7,677)
Present value of net minimum lease payments	$30,219

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

The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and related standards for the accounting of the valuation of the common stock warrants issued as part of the private placement of common stock completed on December 29, 2010. Accordingly, the Company recorded a warrant liability upon the issuance of its common stock, equal to the estimated fair market value of the various features of the warrants.  The initial warrant liability of $75,000 represented a non-cash adjustment to the carrying value of the related financial instruments.  The warrants are exercisable upon issuance, and expire on December 29, 2010, and as such the liability is classified as a current liability at April 30, 2010.  The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions, and any change, if any, in the estimated fair market value is charged to the Company’s operating results.

The following assumptions were utilized to determine the estimated fair value of the warrants upon issue:

Expected volatility	142%
Contractual term	1 year
Risk free interest rate	0.47%
Expected dividend rate	0%

The fair value of the warrants was determined to by $58,400 at April 30, 2010.  As such, an adjustment to the warrant liability of $16,600 was recorded with a corresponding adjustment to the Company’s operating results for the six months ended April 30, 2010.  The following assumptions were utilized to determine the estimated fair value of the warrants at April 30, 2010:

Expected volatility	139%
Contractual term	8 months
Risk free interest rate	0.41%
Expected dividend rate	0%

Common stock issued for services

On March 25, 2008, the Company issued a consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board (“SAB”) for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction is being expensed over the period of the service.  As of April 30, 2010, the entire $2,400 has been expensed.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued to Dr. Rice 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of April 30, 2010 a total of $1,125 had been expensed, and $675 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

In February 2010, the Company appointed Mr. Richard Huebner to its Board of Directors.  The Company issued to Mr. Huebner 106,383 shares of the Company’s common stock as compensation for his commitment to serve on the Company’s board of directors.  The transaction was valued at $25,000, or $.235 per share based on the fair value of the stock on the transaction date.  Of the total transaction amount, $15,000 was considered as incentive to serve as a director, and as such the amount was charged to operations as stock compensation expense for the six months ended April 30, 2010.  The remaining $10,000 was considered as compensation to be earned during his service in 2010.   As of April 30, 2010 a total of $3,333 had been expensed, and $6,667 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

Also in February 2010, the Company issued 42,553 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2010.  The transaction was valued at $10,000, or $.235 per share based on the fair value of the stock on the transaction date.  As of April 30, 2010 a total of $3,333 had been expensed, and $6,667 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

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

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the six months ended April 30, 2010 or 2009.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2008	1,605,864	$0.08 to $0.81	8.29 years	$ 0.19
Options granted	-
Options exercised	-
Options expired	(62,364)			$ 0.63
Balance at October 31, 2009	1,543,500	$0.08 to $0.81	7.60 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	-
Balance at April 30, 2010	1,543,500	$0.08 to $0.81	7.10 years	$ 0.18
Exercisable at October 31, 2009	543,500	$0.08 to $0.81	4.55 years	$ 0.21
Exercisable at April 30, 2010	543,500	$0.08 to $0.81	3.15 years	$ 0.16

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

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  The agreement may be terminated at any time by either party with thirty days written notice.  As of April 30, 2010 no services have been performed and no compensation has been paid under the agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of April 30, 2010 a total of $3,719 in cash and 7,880 shared of the Company’s common stock at an average price of $0.25 per share had been paid the consultant under the term of the agreement.

NOTE H: JOINT PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION AGREEMENT

On April 27, 2010 the Company executed an Agreement for Joint Product Development, Manufacture and Distribution (“Agreement”) with HemoGenix, Inc., a privately held biotechnology firm located in Colorado Springs, Colorado.  The Agreement provides for the joint manufacture and distribution of stem cell analysis tools. HemoGenix owns patented and patent-pending technology for analysis of stem cells known as the HALO® assay platform which is based on advanced measurement of ATP cellular content. HALO® assays are now industry standard methods for quality and potency determination of hematopoietic stem cells and also allow sophisticated analysis of toxic effects of drugs and new drug candidates including cancer chemotherapeutic agents. The agreement provides for the expansion of assay platforms from HemoGenix, in particular, LUMENESC for mesenchymal stem cells (MSC) and LumiSTEM for induced pluripotent stem cells (iPS). IPS technology allows the use of reprogrammed adult cells to achieve properties of embryonic stem cells including the ability to differentiate into any type of cell in the body without use or sacrifice of embryos and as a consequence, any of the ethical or religious issues involved with the use of embryonic stem cells.

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.  Except as discussed elsewhere in this report, no reportable events occurred subsequent to April 30, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at April 30, 2010 and compares it to the Company’s financial condition at October 31, 2009.  It also discusses the Company’s results of operations for the three and six-month period ending April 30, 2010 and 2009.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2009 under the caption, “Risk Factors.”  Most these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

During the later part of 2009 the Company gained working capital through sales of its securities and debt financing while it continues to experience a working capital deficit and shortage of liquidity.  At April 30, 2010, the Company had a working capital deficit of $1,596,691, consisting of current assets of $23,469 and current liabilities of $1,620,160.  This represents a decrease in working capital of $104,028 from fiscal year end October 31, 2009.  This decrease in working capital was due to increased liabilities ($108,828) from operating expenses and primarily, expensed stock purchase warrants.  The total decrease in working capital was offset by increased assets including inventory.

Current assets increased by $4800 while current liabilities increased by $108,828 during the quarter ended April 30, 2010.  The increase in current liabilities was due to operating expenses and expensed stock purchase warrants as described above.  The Company reported a $1,536,431 deficit in shareholders’ equity at April 30, 2010, which was $98,977 more than the deficit reported at October 31, 2009.  The majority of the working capital deficit and the shareholders’ equity deficit is due to accrued salaries and notes due to the president and CEO.

During the six months ended April 30, 2010, the Company’s financing activities provided $93,717 in cash to support our operating activities.  During that time, the Company’s operations used $79,184 in cash compared to $92,648 of cash used by operations during the six months ended April 30, 2009.  The Company reported an overall increase in cash for the first six months of 2010 of $1,255 that was $1,359 more than the increase in cash for the first six months of 2009.  The decrease in cash usage during the first two quarters of 2010 was primarily due to reduced product development costs since the Company has now launched its products and revenue off-set expenses. Cash raised from financing activities was derived through the sale of an aggregate of 500,000 shares of common stock together with an aggregate of 500,000 warrants for $87,500 to three investors.  The warrants are exercisable for a period of twelve months from the date of issuance (12-29-09) to purchase an additional 500,000 shares of common stock at an exercise price of $0.175 per share.  Cash usage reflects a minimum cash requirement of about $13,000 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had lines of credit totaling $91,122 with $3,023 available in credit at April 30, 2010.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2009.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.  The Company attended and co-sponsored a trade show entitled “Stem Cell Differentiation and De-differentiation” during the second quarter of 2010 which resulted in advances in the Company’s intellectual property and numerous contacts with potential new collaborators, customers and government agencies including the FDA. In addition, the Company signed a strategic alliance agreement with Hemogenix, Inc., a privately held firm, to jointly develop and market new and advanced stem cell testing products. Product sales increased modestly compared to 2009 and have continued to grow in the early period of the Company’s 3rd fiscal quarter. Management is engaged with numerous potential customers regarding product sales and there are several opportunities for collaboration with other firms working in the stem cell sector that may lead to strategic alliances further expanding sales of the Company’s products and development of new products targeting stem cell research and drug development.  The Company also signed an exclusive distribution agreement for the sales of its products in Japan through Nacalai Tesque, Inc.

Results of Operations

During the three months ended April 30, 2010, the Company realized a net loss of $79,904 or $0.00 per share on $2,323 in revenue.  The net loss was $1,028 less than the net loss for the second quarter ended April 30, 2009.  The small decrease in net loss in the second quarter of 2010 compared to the same quarter in 2009 was primarily due to the valuation of stock purchase warrants which off-set increased operating expenses. Total operating expenses were $14,957 more in the second quarter 2010 than the comparable period in 2009.  Research and development expenses decreased by $2,809 and selling, general and administrative expenses increased by $17,766 as the Company increased expenditures related to product sales and marketing.

During the six months ended April 30, 2010, the Company realized a net loss of $149,073 or ($0.01) per share on $3,673 revenue.  The net loss in the first half of 2010 was $5,471 less than the loss reported during the six month period ended April 30, 2009.  The decreased net loss was due to primarily due to increased revenue and the stock purchase warrant valuation that off-set increased operating expenses as noted above.

Current activities of the Company have shifted to manufacturing of its stem cell based product line and sales of product and services, while R&D efforts provide intellectual property for potential new products to add to the commercial products presently available. During the quarter ended April 30, 2010, the Company co-sponsored a scientific stem cell symposium, appointed a senior financial executive to its Board of Directors, discovered a novel method for reprogramming adult stem cells and formed a strategic alliance with a leading stem cell company while expanding its product sales.

Vitro co-sponsored a scientific symposium entitled “Stem Cell Differentiation and De-Differentiation” in February 2010.  The meeting was attended by over 500 domestic and international researchers representing leaders in the field of induced pluripotent stem cells (iPS) that allows the use of reprogrammed adult cells to achieve properties of embryonic stem cells including the ability to differentiate into any type of cell in the body. IPS technology is subject to intense research because it may allow generation of stem cells with the primary properties of embryonic stem cells without sacrifice or use of embryos, thus avoiding ethical and religious controversies surrounding the use of embryonic stem cells. Vitro scientists presented evidence at this meeting that expression of a single gene within adult stem cells resulted in expanded differentiation capacity comparable to embryonic stem cells. The novel concept of single-factor control of pluripotency in adult stem cells was also supported by reports of two other prestigious scientific research institutions at this same symposium.  Vitro’s technology involving single-factor reprogramming of adult stem cells is patent pending and may usher in  expanded capacity of regenerative cellular medicine to treat injury and disease.

Vitro appointed Richard Huebner to its Board of Directors during the quarter.  Mr. Huebner is a Senior Managing Partner of GVC Capital (formerly Bathgate Capital) a Denver-

based investment bank focused on microcap companies.  Mr. Huebner has an extensive, 30-year background in the securities industry.  He received a BA in Economics and Business Administration from Hastings College and a J.D. from the University of Nebraska.  He was previously General Counsel for Hanifen, Imhoff, Inc. from 1984 to 1995 where he served in numerous positions.  Following the sale of Hanifen, Imhoff to Fiserv, Inc in 1997, he continued with that firm.  He joined Bathgate Capital in 2001.  Mr. Huebner adds expertise in capital structure and fund raising to assist the Company in achieving its goals of expanded distribution and development of its commercially available products supporting stem cell research and drug discovery.

The Company’s growth strategy includes a strong core stem cell technology base including key patent positions coupled with alliances with similar companies engaged in operations that are synergistic with the Company.  This strategy is reflected in the recent establishment of an alliance partnership with HemoGenix, Inc. that has a 10-year operating history providing basic products and services needed to measure stem cell quality, potency and the effects of toxic agents.  This platform combined with Vitro’s product line and business plan focused on similar markets yields significant synergy that management believes will both enhance and enlarge the collective footprint and capture of our target market. The alliance is immediately focused on extension of the HemoGenix platform stem cell analysis to mesenchymal stem cells through the merging of Vitro’s high performance stem cell media with HemoGenix high performance stem cell assay kits. Management expects accelerated revenue expansion through the offering of these unique products that fulfill an unmet market need.  Furthermore, the Company has an experienced partner who has been successful in marketing of basic stem cell tools to a similar market niche that Vitro is now targeting.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: June 21, 2010	By: __/s/ James R. Musick_________ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer