Form 10-Q
period 2010-07-31
VITRO DIAGNOSTICS INC
filed 2010-09-17
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

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

As of September 15, 2010, the Registrant had 18,079,985shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2010 and October 31, 2009, and its results of operations for the three month periods ended July 31, 2010 and 2009 and for the nine month periods ended July 31, 2010 and 2009, its statement of changes of shareholders’ deficit for the year ended October 31, 2009 and for the nine months ended July 31, 2010, and its cash flows for the nine month periods ended July 31, 2010 and 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	July 31, 2010	October 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$ 593	$ 104
Accounts receivable	1,985	802
Inventory, at cost	24,538	17,763
Total current assets	27,116	18,669
Equipment, net of accumulated depreciation of $56,272 and $43,799	51,216	54,015
Patents, net of accumulated amortization of $3,737 and $17,835 (Note A)	27,603	26,317
Deferred costs (Note A)	739	-
Other assets	2,449	2,449
Total assets	$ 109,123	$ 101,450
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation (Note E)	$ 14,792	$ 9,535
Accounts payable	38,668	58,103
Accrued expenses	17,328	2,500
Advances and accrued interest payable to officer (Note B)	140,604	90,800
Accrued payroll expenses (Note B)	1,326,428	1,258,177
Lines of credit (Note D)	92,757	92,217
Stock purchase warrants (Note F)	32,330	-
Deferred revenue (Note H)	5,000	-
Total current liabilities	1,667,907	1,511,332
Long-term debt (Note E):
Capital lease obligation, less current maturities	11,880	27,572
Total liabilities	1,679,787	1,538,904
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
17,949,270 and 17,214,620 shares issued and outstanding	17,949	17,214
Additional paid-in capital	5,264,984	5,203,219
Services prepaid with common stock	(8,784)	(1,605)
Accumulated deficit	(6,844,813)	(6,656,282)
Total shareholders' deficit	(1,570,664)	(1,437,454)
Total liabilities and shareholders' deficit	$ 109,123	$ 101,450

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations
(Unaudited)
	For the Three Months Ended
	July 31,
	2010	2009
Product sales	$ 5,892	$ 4,401
Cost of goods sold	(2,634)	(1,648)
Gross profit	3,258	2,753

Operating costs and expenses:
Research and development	39,661	33,520
Selling, general and administrative	18,752	12,148
Total operating costs and expenses	58,413	45,668
Loss from operations	(55,155)	(42,915)

Other income (expense):
Interest expense	(10,373)	(7,108)
Fair value of stock purchase warrants	26,070	-

Loss before income taxes	(39,458)	(50,023)

Provision for income taxes (Note C)	-	-

Net loss	$ (39,458)	$ (50,023)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)
Shares used in computing basic and diluted
Net loss per common share	17,949,270	17,170,524

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations
(Unaudited)
	For the Nine Months Ended
	July 31,
	2010	2009
Product sales	$ 9,565	$ 4,401
Cost of goods sold	(4,525)	(1,648)
Gross profit	5,040	2,753

Operating costs and expenses:
Research and development	134,059	130,701
Selling, general and administrative	71,148	52,211
Total operating costs and expenses	205,207	182,912
Loss from operations	(200,167)	(180,159)

Other income (expense):
Interest expense	(31,034)	(24,408)
Fair value of stock purchase warrants	42,670	-

Loss before income taxes	(188,531)	(204,567)

Provision for income taxes (Note C)	-	-

Net loss	$ (188,531)	$ (204,567)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)
Shares used in computing basic and diluted
Net loss per common share	17,767,212	16,483,263

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2008	-	$ -	15,143,681	$ 15,144	$ 4,921,958	$ (6,680)	$(6,385,201)	$ (1,454,779)
Sale of common stock to officer (Note B)	-	-	226,667	227	8,273			8,500
Sales of common stock to investors (Note B)	-	-	550,000	550	39,450	-	-	40,000
Shares issued to director for future services (Note F)	-	-	12,000	12	1,788	(1,800)	-	-
Conversion of debt and accrued interest to officer (Note B)	-	-	1,238,176	1,237	223,094	-	-	224,331
Conversion of amounts due on account (Note F)	-	-	36,216	36	6,664	-	-	6,700
Prepaid services earned (Note F)	-	-	-	-	-	6,875	-	6,875
Common stock issued under consulting contract,
$0.25 per share (Note G)			7,880	8	1,992			2,000
Net loss for the year ended October 31, 2009	-	-	-	-	-	-	(271,081)	(271,081)
Balance, October 31, 2009	-	$ -	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$ (6,656,282)	$ (1,437,454)
Conversion of amounts due on account (Note F)	-	-	85,714	86	14,914	-	-	15,000
Sale of common stock and stock purchase warrants	-	-	500,000	500	12,000	-	-	12,500
Common stock issued to director	-	-	63,830	64	14,936	-	-	15,000
Common stock issued to directors for future services	-	-	85,106	85	19,915	(20,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	12,821	-	12,821
Net loss for the nine months ended July 31, 2010							(188,531)	(188,531)
Balance, July 31, 2010 (Unaudited)	-	$ -	17,949,270	$ 17,949	$ 5,264,984	$ (8,784)	$ (6,844,813)	$ (1,570,664)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended
	July 31,
	2010	2009
Cash Flows from operating activities:
Net loss	$ (188,531)	$ (204,567)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	14,824	12,333
Stock-based compensation	27,821	6,350
Fair value of stock purchase warrants	(42,670)	-
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(7,958)	(8,666)
Increase in accounts payable, accrued expenses,
deferred revenue and payroll taxes payable	91,248	88,354
Net cash used in operating activities	(105,266)	(106,196)
Cash flows from investing activities:
Purchases of equipment	(9,674)	(995)
Payments for patents and deferred costs	(4,376)	(989)
Net cash used in investing activities	(14,050)	(1,984)
Cash flows from financing activities:
Proceeds from advances from officer	42,200	-
Draws on lines of credit, net	540	3,425
Proceeds from issuance of notes payable	-	57,100
Principal payments on capital lease	(10,435)	(6,314)
Proceeds from sale of common stock	87,500	48,500
Net cash provided by financing activities	119,805	102,711
Net change in cash	489	(5,469)
Cash, beginning of year	104	6,768
Cash, end of period	$ 593	$ 1,299

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(Unaudited)

CONTINUED FROM PREVIOUS PAGE

For The Nine Months Ended
July 31,
2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 23,430	$ 21,551
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Equipment acquired under capital lease	$ -	$ 10,394
Conversion of note payable, amounts due officer and accrued interest	$ -	$ 224,333
Common stock issued to directors for future services	$ 20,000	$ 1,800
Conversion of amounts due on account to common stock	$ 15,000	$ -
Issuance of stock purchase warrants	$ 75,000	$ -

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended July 31, 2010 is not necessarily indicative of the results to be expected for the year.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at July 31, 2010, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the nine months ended July 31, 2010 and the year ended October 31, 2009, the president and chairman has advanced the Company funds for working capital on an “as needed” basis.  During the nine months ended July 31, 2010 and the year ended October 31, 2009, the president and chairman advanced the company a total of $123,172 for working capital purposes.  There is no assurance that these advances will continue in the future. In December 2009 the Company raised $87,500 through a private placement of common stock and warrants.  Also, during the year ended October 31, 2009, the Company raised $40,000 in working capital through sales of common stock to private investors, and $8,500 through sales of common stock to its president.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At July 31, 2010 and October 31, 2009 no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At July 31, 2010 and October 31, 2009, finished goods included $11,865 and $9,204, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	July 31, 2010	October 31, 2009
Raw materials	$ 7,199	$ 6,987
Finished goods	17,339	10,776
	$ 24,538	$ 17,763

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $12,473 and $9,686 for the nine months ended July 31, 2010 and 2009, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $2,351 and $2,647 for the nine months ended July 31, 2010 and 2009.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2010	$784
2011	3,134
2012	3,134
2013	3,134
2014	3,134
Thereafter	14,283
$27,603

On May 5, 2009 the United States Patent Office issued patent number 7,527,971 to the Company for its stem cell technology, “Generation and Differentiation of Adult Stem Cell Lines.”

The Company’s patents consisted of the following at July 31, 2010:

Generation and differentiation of adult stem cell lines	$31,340
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(3,737)
$27,603

During the nine months ended July 31, 2010 the Company incurred costs totaling $739 relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs are included as deferred patent costs in the accompanying balance sheet at July 31, 2010.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  At October 31, 2009 the Company determined that one of its patents named “Immortalized cell lines and methods of making the same” was impaired and as such recognized an impairment charge of $8,551 on this patent on October 31, 2009.  The Company recorded no asset impairment charges during the nine months ended July 31, 2010 or 2009.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $13,080 and $1,216 for the nine months ended July 31, 2010 and 2009, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of July 31, 2010 and 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options and warrants outstanding at July 31, 2010 and 2009 were not included in the diluted loss per share as all 1,543,500 and 1,605,864 options, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at July 31, 2010 and 2009 were equal.

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

There were various accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

During the years ended October 31, 2009 and 2008, the Company’s chief executive officer advanced the Company a total of $85,782 used for working capital, and during the nine months ended July 31, 2010 an additional $42,200 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $12,621 and $5,018 at April 30, 2010 and October 31, 2009, respectively.  The total advances plus accrued interest totaling $140,604 and $90,800 at July 31, 2010 and October 31, 2009, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its officer through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,326,428 and $1,258,177 at July 31, 2010 and October 31, 2009, respectively.  Dr. Musick’s accrued salaries totaled $1,077,482 and $1,012,482 as of July 31, 2010 and October 31, 2009, respectively.  Dr. Musick’s salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $200,833 at July 31, 2010 and October 31, 2009.

Total accrued payroll taxes on the above salaries totaled $48,113 and $44,862 at April 30, 2010 and October 31, 2009, respectively.

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

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2010	$ 5,595
2011	22,380
2012	22,380
2013	14,920
$ 65,275

The total rental expense was $19,356 and $19,302 for the nine months ended July 31, 2010 and 2009, respectively.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $-0- was unused at July 31, 2010.  The interest rate on the credit line was 18.00% at July 31, 2010.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $56,000, of which $752 was unused at July 31, 2010.  The interest rates on the credit cards range from 10.24% to 29.99% as of July 31, 2010.  In addition, one of the Company’s credit cards was closed by the creditor in May 2009.  At July 31, 2009 the account had a balance of $24,928 and carries an annual interest rate of 34.99%.

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

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2010	$4,517
2011	18,403
2012	9,628
32,548
Less: imputed interest	(5,876)
Present value of net minimum lease payments	$26,672

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

The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and related standards for the accounting of the valuation of the common stock warrants issued as part of the private placement of common stock completed on December 29, 2010. Accordingly, the Company recorded a warrant liability upon the issuance of its common stock, equal to the estimated fair market value of the various features of the warrants.  The initial warrant liability of $75,000 represented a non-cash adjustment to the carrying value of the related financial instruments.  The warrants are exercisable upon issuance, and expire on December 29, 2010, and as such the liability is classified as a current liability at July 31, 2010.  The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions, and any change, if any, in the estimated fair market value is charged to the Company’s operating results.

The following assumptions were utilized to determine the estimated fair value of the warrants upon issue:

Expected volatility	142%
Contractual term	1 year
Risk free interest rate	0.47%
Expected dividend rate	0%

The fair value of the warrants was determined to be $32,330 at July 31, 2010.  As such, an adjustment to the warrant liability of $42,670 was recorded with a corresponding adjustment to the Company’s operating results for the nine months ended July 31, 2010.  The following assumptions were utilized to determine the estimated fair value of the warrants at July 31, 2010:

Expected volatility	141%
Contractual term	5 months
Risk free interest rate	0.20%
Expected dividend rate	0%

Common stock issued for services

On March 25, 2008, the Company issued a consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board (“SAB”) for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction is being expensed over the period of the service.  As of July 31, 2010, the entire $2,400 has been expensed.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued to Dr. Rice 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of July 31, 2010 a total of $1,350 had been expensed, and $450 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

In February 2010, the Company appointed Mr. Richard Huebner to its Board of Directors.  The Company issued to Mr. Huebner 106,383 shares of the Company’s common stock as compensation for his commitment to serve on the Company’s board of directors.  The transaction was valued at $25,000, or $.235 per share based on the fair value of the stock on the transaction date.  Of the total transaction amount, $15,000 was considered as incentive to serve as a director, and as such the amount was charged to operations as stock compensation expense for the nine months ended July 31, 2010.  The remaining $10,000 was considered as compensation to be earned during his service in 2010.   As of July 31, 2010 a total of $5,833 had been expensed, and $4,167 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

Also in February 2010, the Company issued 42,553 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2010.  The transaction was valued at $10,000, or $.235 per share based on the fair value of the stock on the transaction date.  As of July 31, 2010 a total of $5,833 had been expensed, and $4,167 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

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

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the nine months ended July 31, 2010 or 2009.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2008	1,605,864	$0.08 to $0.81	8.29 years	$ 0.19
Options granted	-
Options exercised	-
Options expired	(62,364)			$ 0.63
Balance at October 31, 2009	1,543,500	$0.08 to $0.81	7.60 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	-
Balance at July 31, 2010	1,543,500	$0.08 to $0.81	6.85 years	$ 0.18
Exercisable at October 31, 2009	543,500	$0.08 to $0.81	4.55 years	$ 0.21
Exercisable at July 31, 2010	543,500	$0.08 to $0.81	2.43 years	$ 0.16

NOTE G: CONSULTING AGREEMENTS

On August 20, 2007, the Company entered into a Consulting Agreement with Mr. Joe Nieusma of Superior Toxicology & Wellness (“Superior”).  This agreement was initially extended without modification through August 20, 2010, and the Company expects to further extend the agreement although no extension has been made as of the date of this report.  Under the terms of the original agreement, Superior will provide services including, but not limited to:

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

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  The agreement may be terminated at any time by either party with thirty days written notice.  As of July 31, 2010 no services have been performed and no compensation has been paid under the agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of July 31, 2010 a total of $3,719 in cash and 7,880 shared of the Company’s common stock at an average price of $0.25 per share had been paid the consultant under the term of the agreement.

NOTE H: JOINT PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION AGREEMENTS

On May 29, 2010 the Company executed an Agreement with Mokshagundam Biotechnologies for the development of a medium formulation for growth of marine invertebrates as a potential food source.  Initially, a basal medium formulation consisting of macro nutritional substances is to be developed and this will be supplemented with growth factors commonly used in stem cell media formulations.  The Agreement provides for the Company to provide a pilot batch of medium for testing consisting of macro-nutritional support plus a mixture of common growth factors necessar for in-vitro support of self-renewal in stem cells of higher organisms.  The Agreement provides for a payment of $5,000 to the Company upon execution of the Agreement as an advance for the product development.  As of July 31, 2010 the product was still in development, and as such the entire $5,000 is included in the accompanying balance sheet as deferred revenue.  This revenue will be recognized upon delivery of the product to Mokshagundam Biotechnologies in the fourth quarter.

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

On September 8, 2010, the Company entered into an Agreement to Convert Debt with the Company’s legal counsel in satisfaction of $10,000 in unpaid fees for his services.  As a result, the Company has issued 71,429 shares of its common stock valued at $0.14 per share, which approximated market value on and around the date of the Agreement.

Also on September 8, 2010, the Company entered into an Agreement to Convert Debt with the Company’s accounting consultant in satisfaction of $8,300 in unpaid fees for his services.  As a result, the Company has issued 59,286 shares of its common stock valued at $0.14 per share, which approximated market value on and around the date of the Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at July 31, 2010 and compares it to the Company’s financial condition at October 31, 2009.  It also discusses the Company’s results of operations for the three and nine-month period ending July 31, 2010 and 2009.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

During the later part of 2009 the Company gained working capital through sales of its securities and debt financing while it continues to experience a working capital deficit and shortage of liquidity.  However, our revenues derived from sale of product and services are beginning to increase and a key goal of management is to achieve profitability as quickly as possible.  Numerous opportunities are available for the Company to expand its revenue as explained in detail elsewhere in this report.  As our revenues continue to expand, management intends to reduce corporate liabilities and restore its working capital. At July 31, 2010, the Company had a working capital deficit of $1,640,791, consisting of current assets of $27,116 and current liabilities of $1,667,907.  This represents a decrease in working capital of $148,128 from fiscal year end October 31, 2009.  This decrease in working capital was due to increased liabilities ($151,769) from operating expenses, including expensed stock purchase warrants and increased indebtedness to its president.  The total decrease in working capital was offset by increased inventory.

Current assets increased by $3,647 while current liabilities increased by $47,747 during the quarter ended July 31, 2010.  The increase in current liabilities, which is $61,081 less than the previous quarter, was due to operating expenses and was diminished by $26,070 from reduced stock purchase warrants expense.  The Company reported a $1,570,664 deficit in shareholders’ equity at July 31, 2010, which was $133,210 more than the deficit reported at October 31, 2009.  The majority of the working capital deficit and the shareholders’ equity deficit is due to accrued salaries and notes due to the president and CEO which management intents to reduce in the future through appropriate measures.

During the nine months ended July 31, 2010, the Company’s financing activities provided $119,805 in cash to support our operating activities.  During that time, the Company’s operations used $105,266 in cash which was very similar to the $106,196 of cash used by operations during the nine months ended July 31, 2010.  The Company reported an overall increase in cash for the first nine months of 2010 of $593 that was $706 less than the increase in cash for the first nine months of 2009.  Cash raised from financing activities was derived through the sale of an aggregate of 500,000 shares of common stock together with an aggregate of 500,000 warrants for $87,500 to three investors.  The warrants are exercisable for a period of twelve months from the date of issuance (12-29-09) to purchase an additional 500,000 shares of common stock at an exercise price of $0.175 per share. Additional cash was derived from cash advances to the Company from its president.  Cash usage reflects a minimum cash requirement of about $12,000 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had lines of credit payable totaling $92,757 with $752 available in credit at July 31, 2010.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2009.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.  The Company continued its attendance at trade shows to gain additional market exposure for its products and services by attending the International Society for Stem Cell annual convention during the 3rd quarter. Together with HemoGenix, Inc, with whom the Company formed a strategic alliance in April 2010, we jointly exhibited at this meeting and launched new products for advanced testing of stem cells known as mesenchymal stem cells and induced pluripotent stem cells, which are types of adult stem cells of considerable research and clinical interest.  We established contact with numerous prospective customers and also engaged in discussions with several prospective collaborators. From these initial contacts, the Company has on-going discussions regarding the establishment of a distribution contract with a leading global supplier of life sciences products.  The Company intends to pursue this opportunity to the full extent possible since management believes this is a strong opportunity to realize increased revenue in the immediate future.  We further engaged in discussions with a partner for the development of media for use in the production of stem cell-derived food while at the ISSCR, together with other potential collaborators and customers.  Product sales increased compared to the previous quarter (See “Results of Operations”) and we continue to focus our efforts on increased revenue growth during the Company’s 4th fiscal quarter and beyond. Management is engaged with numerous current and prospective customers regarding product sales and there are several opportunities for collaboration with other firms and university researchers working in the stem cell sector that may lead to strategic alliances further expanding sales of the Company’s products and development of new products targeting stem cell research and drug development.  Also, there is renewed interest by an offshore third party in commercialization of the Company’s fertility drug product and technology portfolio.  While management intends to pursue these and other appropriate business development opportunities, there can be no assurance that these opportunities will yield enhanced business expansion for the Company.

Results of Operations

During the three months ended July 31, 2010, the Company realized a net loss of $39,458 or $0.00 per share on $5,892 in revenue.  An additional $5,000 for contract research was received during this period and is to be reported as revenue during the 4th quarter when the deliverables of this contract were actually shipped to the client.    The net loss was $10,565 less than the net loss for the third quarter ended July 31, 2009 and also $40,446 less than the net loss of the previous 2010 quarter.  The decrease in net loss in the third quarter of 2010 compared to the same quarter in 2009 was primarily due to the valuation of stock purchase warrants which off-set increased operating expenses. Total operating expenses were $12,745 more in the third quarter 2010 than the comparable period in 2009.  Research and development expenses increased by $6,141 and selling, general and administrative expenses increased by $6,604 as the Company increased expenditures related to product sales and marketing.

During the nine months ended July 31, 2010, the Company realized a net loss of $188,531 or ($0.01) per share on $9,565 revenue.  The net loss in the first nine months of 2010 was $16,036 less than the loss reported during the nine month period ended July 31, 2009.  The decreased net loss was primarily due to increased revenue and the stock purchase warrant valuation that off-set increased operating expenses as noted above.

Current activities of the Company have shifted to manufacturing of its stem cell based product line and sales of product and services, while R&D efforts provide intellectual property for potential new products to add to and improve commercial products presently on the market. During the quarter ended July 31, 2010, the Company attended an international stem cell conference, launched new stem cell testing products, and entered into a contract to develop stem cell-derived food while expanding its product sales.

Through an alliance formed previously, the Company and HemoGenix, Inc. launched new high performance stem cell testing products at the International Society for Stem Cell Research annual meeting. The meeting was attended by over 3,000 participants from leading academic institutions and commercial stem cell firms throughout the world. The new products extend the well established HALO® assay platform for hematopoietic stem cells to now include mesenchymal stem cells and induced pluripotent stem cells (iPS) as well.  These new high performance assays provide an ability to analyze stem cells for determination of quality, potency and response to toxic agents.  These new products are jointly manufactured by Vitro and HemoGenix®, Inc.  Vitro provides its specialized stem cell media and stem cells while HemoGenix® provides the LUMENESC™ and LumiSTEM™ ATP bioluminescent readout reagents and materials.  Some sales efforts of these products have begun while we hope to have increased revenue from these products in the future as their availability and utility becomes more widely known.

Vitro entered into a contract with Mokshagundam Biotechnologies, a private research organization operated by a Stanford University professor, to develop cell culture medium for use in exploration of alternative food sources derived from stem cells. Cell culture media is a complex solution of salts and nutrients designed to support growth of living cells; each type of cell requires specific components within the media to optimize its growth. This project intends to utilize cultured marine invertebrates, nourished by medium only as a source of food for fish initially and possibly domestic animals.  The initial target organism has a well-defined stem cell system that results in regeneration of body parts following amputation, and continuous growth of the organism.  Vitro has now provided prototype media to support expansion of these marine organisms without requiring additional food sources.  A third party research group is now engaged in testing of this medium to determine if it successfully maintains growth of the marine organism comparable to traditional feeding procedures. Successful development of such a product could lead to commercial production of food sources that rely on cell culture technology utilizing cell culture medium as the primary consumable product in the manufacturing process.

This technology may also be expanded to include animal and human food sources using stem cells that give rise to muscle cells, which is the primary ingredient of meat. The manufacture of stem cell derived meat allows complete control of the meat with regard to chemical content and the elimination of contaminants such as E. coli, hormones, antibiotics, pesticides and the cause of “Mad Cow Disease.”  Additional substances may be added to enhance taste and nutritional value.   Furthermore, an additional competitive advantage is environmental in that traditional agricultural methods of meat production that result in pollution, CO2 emissions, etc., are vastly reduced through utilization of stem cell-derived food.

Cellular immortality as reflected in continual stem cell proliferation (self-renewal) has potential to provide limitless cells that when differentiated to muscle, for example, become the primary ingredient of meat.  This reflects the basis of alternative food derived from stem cells that is now being developed. We intend to use our expertise in stem cell media development and commercial manufacture to provide appropriate media formulations to support this nascent technology.  Our VITROGROW™ Brand of stem cell media has been demonstrated to result in superior performance to several name brand competing products in the growth of human adult stem cells and other properties such as real-time stability and is now utilized in high performance, bioluminescent test kits (Lumenesc-Hu™ and LumiSTEM™) for measuring the quality and potency of mesenchymal and induced-pluripotent stem cells.  We anticipate contributing to this emerging field and plan to further develop cellular immortalization procedures that may be crucial to economic production of stem cell-derived meat.  Vitro owns United States Patent number 6,458,593 B1 for the immortalization of pituitary cells.  Also, the Company owns pending patent regarding small molecules for immortalization of stem cells through activation of innate pathways that direct stem cell self-renewal.

Thus while our contribution to this field is predominantly in the form of contract research at the present, we anticipate commercial involvement in the production of specialized media for the generation of stem cell-derived food that is initially focused on food for animals.  While some of the stem cell food products could be commercialized in the near term, we anticipate that our primary sources of revenue generation in the immediate future will be from our “Tools for Stem Cell Research and Drug Discovery™” including stem cell lines, their fluorescent derivations, specialized media optimized to support stem cell growth and differentiation together with the stem cell analysis tools jointly manufactured by Vitro and HemoGenix®, Inc.

The Company’s growth strategy includes a core stem cell technology base including key patent positions coupled with alliances with similar companies engaged in operations that are synergistic with the Company.  This strategy is reflected in the recent establishment of an alliance partnership with HemoGenix®, Inc. that has a 10-year operating history providing basic products and services needed to measure stem cell quality, potency and the effects of toxic agents.  This platform combined with Vitro’s product line and business plan focused on similar markets yields significant synergy that management believes will both enhance and enlarge the collective footprint and capture of our target market. The alliance is immediately focused on extension of the HemoGenix platform stem cell analysis to mesenchymal stem cells and iPS cells through the merging of Vitro’s high performance stem cell media with HemoGenix high performance stem cell assay kits. Management expects accelerated revenue expansion through the offering of these unique products that fulfill an unmet market need.  Furthermore, the Company has an experienced partner who has been successful in marketing of basic stem cell tools to a similar market niche that Vitro is now targeting.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: September _17, 2010	By: __/s/ James R. Musick_______ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer