Form 10-K
period 2010-10-31
VITRO DIAGNOSTICS INC
filed 2011-01-28
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[___] Yes   [_x_]  No

State issuer's revenue for its most recent fiscal year:  $15,651.

The aggregate market value of the 11,900,294 shares of voting stock held by non-affiliates of the Company at January 28, 2011, calculated by taking the last sales price of the Company's common stock of $0.24 on October 19, 2010 was $2,856,071.

The number of shares outstanding of the issuer’s common equity as of January 28, 2011 was 18,379,985.

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

The Company’s stem cell technology includes cell lines, supporting products and methods for generation and differentiation of stem cells into products with application to treatment of numerous diseases such as heart disease, stroke, Parkinson’s and Alzheimer’s disease.  While the Company’s technology represents a platform with broad application to several medical markets, the present business model focuses on the commercialization of products targeting niche markets in research and drug development that do not require FDA pre-market approval.  The Company launched its initial product line in 2009 and we are implementing our early stage marketing program.

The predominant focus of operations during the fiscal year ended October 31, 2010, which we refer to in this report as 2010, was to continue commercialization of a series of products targeting global markets in stem cell research, including products needed by most scientists engaged in stem cell research. These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore do not require FDA pre-market approval.  Thus, access to our primary market is not dependent on FDA pre-market approval.  This is also a significant market segment that is growing rapidly especially as stem cell research shows promise in the treatment of diseases and conditions that were previously under-treated or untreatable and prior restrictions on federal support

of stem cell research by the US government have been reduced.   During 2010, we added new products for quantitative testing of stem cells, thus expanding our product offering to include stem cells & their derivatives, media for stem cell growth and differentiation and now advanced testing of stem cell functionality.

We have also developed patented and patent-pending technology for use in stem cell research, drug development and therapeutic products for treatment of cancer and diabetes.  Modern stem cell technology is rapidly evolving towards commercialization and holds promise to revolutionize medicine by allowing replacement of any type of cell within the human body. Diseases characterized by cellular degeneration, including cardiovascular disease, diabetes, spinal cord injury and several other disorders may be cured through the development and commercialization of stem cell technology. In addition, cancer may be treated by stem cells that target selective destruction of cancer cells leading to novel therapies especially for poor prognosis conditions including pancreatic, lung and brain cancer. Thus the Company’s business plan involves commercialization of research products for broad usage in the stem cell research and drug development fields while at the same time developing specific proprietary technology with application to treatment of a broad range of diseases including diabetes and cancer. A primary focus is development of novel technology for the reprogramming of adult cells to the pluripotent state whereby such stem cells may be differentiated into any type of cell in the body.

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

The Company’s stem cell technology focuses on adult stem cells that are derived from human tissues without the necessity of the sacrifice of embryos as is needed to generate embryonic stem cells. New advances have shown that stem cells with properties comparable to embryonic stem cells including differentiation into any cell type may be derived from adult cells.  So-called induced pluripotent stem cells (iPS) may obviate the need for embryonic stem cells in the future and also eliminate the ethical controversy surrounding use of embryonic stem cells.  In the current fiscal year, the Company expanded its proprietary position with regard to iPS technology.

During 2009, Vitro introduced into commercial distribution specialized products to support stem cell research and drug development. This new product line called, “Tools for Stem Cell and Drug Development™” features novel products to support research involving mesenchymal stem cells (MSCs), induced pluripotent stem cells (iPS) and cancer research that specifically utilizes stem cells that preferentially migrate to cancer cells and facilitate their destruction.  This initial product line includes stem cells and related products to facilitate studies of transplantation into animals, migration to certain targets and differentiation into specific cell types. Our products include adult stem cells called mesenchymal stem cells that were derived from human umbilical cord blood.  We also provide fluorescent labeled stem cells, using a variety of specific labels to enhance utility, for various applications in stem cell and cancer research.  To our knowledge, we are one of the only companies to offer fluorescent-labeled human stem cells for sale.  We also provide cell culture media optimized to support growth of our stem cell products. Cell culture media is a complex solution of salts and nutrients designed to support growth of living human cells; each type of cell requires specific components within the media to optimize its growth.  We offer three different kinds of media which provides researchers with various options designed to support multiple research avenues.  Some of our stem cell culture media products are specifically intended for use in clinical trial studies of human stem cells.

Stem cell therapy has the potential to revolutionize treatment of many difficult–to-treat diseases.  Scientists are rapidly developing modern stem cell therapies through targeted R&D, clinical trials and regulatory studies with the goal of obtaining FDA marketing approval for clinical use.  Vitro now provides needed stem cell and drug development tools to support critical applications of stem cell technology to develop these advanced new treatments.  Vitro’s new tools provide vital components to advance stem cell research and drug development.  These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore these products do not require FDA pre-market approval.

During 2010, the Company advanced its products, technology and business capacity to accelerate commercialization of its stem cell-based products. We acquired equipment to provide substantial expansion of stem cell medium manufacturing capacity.  The Company also completed research leading to a new method for generation of a new cell lines to enable expanded differentiation capacity of stem cells through reprogramming.

We co-sponsored a scientific symposium entitled “Stem Cell Differentiation and De-Differentiation” in February 2010.  The meeting was attended by over 500 domestic and international researchers representing leaders in the field of induced pluripotent stem cells (iPS) that allows the use of reprogrammed adult cells to achieve properties of embryonic stem cells including the ability to differentiate into any type of cell in the body. IPS technology is subject to intense research because it may allow generation of stem cells with the primary properties of embryonic stem cells without sacrifice or use of embryos, thus avoiding ethical and religious controversies surrounding the use of embryonic stem cells. Vitro scientists presented evidence at this meeting that expression of a single gene within adult stem cells resulted in expanded differentiation capacity comparable to embryonic stem cells.  Vitro’s technology involving single-factor reprogramming of adult stem cells is patent pending and may lead to expanded capacity of regenerative cellular medicine to treat injury and disease.  Our current intellectual property position with regard to iPS technology is described in greater detail elsewhere (See: “Patents and Other Intellectual Property Protection”)

The Company’s growth strategy includes a strong core stem cell product and technology base including key patent positions coupled with alliances with similar companies engaged in operations that are synergistic with those of the Company.  This strategy was reflected in the establishment during 2010 of an alliance partnership with HemoGenix, Inc., a private company that has a 10-year operating history providing basic products and services needed to measure stem cell quality, potency and the effects of toxic agents.  This platform combined with Vitro’s product line and business plan focused on similar markets yields significant synergy that management believes will both enhance and enlarge the collective footprint and capture of our target market. The alliance was immediately focused on extension of the HemoGenix® platform stem cell analysis to mesenchymal stem cells through the merging of Vitro’s high performance stem cell media with HemoGenix®’ high performance stem cell assay kits.

Together with HemoGenix®, Inc. we launched new stem cell testing products at the International Society for Stem Cell Research annual meeting during 2010. The meeting was attended by over 3,000 participants from leading global academic institutions and commercial stem cell firms. The new products extend the well established HALO® assay platform for hematopoietic stem cells, which produce blood cells, to now include mesenchymal stem cells and induced pluripotent stem cells (iPS) as well.  These new high performance assays provide an ability to analyze stem cells for determination of quality, potency and response to toxic agents.  These new products are jointly manufactured by Vitro and HemoGenix®, Inc.  Vitro provides its specialized stem cell media and stem cells while HemoGenix® provides the LUMENESC™ and LumiSTEM™ ATP bioluminescent readout reagents and assay kit materials.

In July 2010, Vitro entered into a contract with Mokshagundam Biotechnologies, a private research organization operated by a Stanford University professor, to develop cell culture medium for use in exploration of alternative food sources derived from stem cells. Cell culture media is a complex solution of salts and nutrients designed to support growth of living cells; each type of cell requires specific components within the media to optimize its growth. This project intends to utilize cultured marine invertebrates, nourished by medium only as a source of food for fish initially and possibly domestic animals.  The initial target organism has a well-defined stem cell system that results in regeneration of body parts following amputation, and continuous growth of the organism.  Vitro has now provided prototype media to support expansion of these marine organisms without requiring additional food sources.  A university research group is testing this medium to determine if it successfully maintains growth of the marine organism comparable to traditional feeding procedures. Successful development of such a product could lead to commercial production of food sources that rely on cell culture technology utilizing cell culture medium as the primary consumable product in the manufacturing process.

Cellular immortality as reflected in continual stem cell proliferation (self-renewal) has potential to provide limitless cells that when differentiated to muscle, for example, become the primary ingredient of meat.  This reflects the basis of alternative food derived from stem cells that is now being developed. We intend to use our expertise in stem cell media development and commercial manufacture to provide appropriate media formulations to support this nascent technology.  Our VITROGROW™ Brand of stem cell media has demonstrated performance advantages to several name brand competing products in the growth of human adult stem cells and other properties such as real-time stability and is now utilized in high performance, bioluminescent test kits (Lumenesc-Hu™ and LumiSTEM™) for measuring the quality and potency of mesenchymal and induced-

pluripotent stem cells.  We anticipate contributing to this emerging field and plan to further develop cellular immortalization procedures that may be crucial to economic production of stem cell-derived meat.  Vitro owns United States Patent number 6,458,593 B1 for the immortalization of pituitary cells and other proprietary technology regarding small molecules for immortalization of stem cells through activation of innate pathways that direct stem cell self-renewal which are described in greater detail below.

Drug discovery and development will benefit from stem cell technology advances that provide specific human stem cell-derived systems such as cardiac muscle.  These new cellular systems will provide more accurate and definitive preclinical toxicity and discovery programs aimed at decreasing drug development costs and increasing reliability of toxicity testing through early detection of potential safety issues.  In the latter part of 2010, the Company expanded its agreement with HemoGenix®, Inc. to include development of stem cell culture media and high performance toxicity assays to provide new cell-based tools for drug discovery and development.  The partners also agreed to align their respective quality programs to assure consistency.

An initial target of the expanded alliance is the development of a highly sensitive test for liver toxicity combining Vitro’s VITROGROW™ cell culture medium, human hepatocytes and the industrially-adopted bioluminescent readout system that has been developed and perfected by HemoGenix®, Inc.  The resultant product is anticipated to provide state-of-the-art testing for detecting liver toxicity and drug-induced liver injury, which are major obstacles in the development of safe drugs and biologics.  The partners plan validation studies followed by a series of unique bioluminescent-based products incorporating highly sensitive hepatocellular viability measurements together with detection of indicative biomarkers to support safe and effective new drugs and biologics.  Liver toxicity is a common problem of approved drugs that has led to recalls of high profile drugs such as troglitazone (Rezulin®) at extensive costs. The new products will be oriented towards early in vitro detection of liver toxicity, with an overall reduction in drug development cost for drug candidates.  The partners also intend to expand the LumiSTEM™ platform for other cell-specific toxicity assays such as heart, kidney and neuronal cells.

We intend to engage in the continuous development of a broad-based stem cell product and technology portfolio.  An immediate target is expansion of our VitroGrow™ Brand of stem cell media that has recently been shown to exhibit numerous competitive advantages including improved growth, cellular recovery and quality/potency together with vastly superior shelf-life. We intend to launch line extensions of the initial products that will enhance applications of our VitroGrow™ Brand media in research and clinical studies. Also, we are engaged in further development of our patent pending iPS technology to expand our intellectual property portfolio and enhance potential to out-license this technology, which is described in greater detail below (See “Patents and Other Intellectual Property Protection).  Our growth strategy may include acquisition of complementary technology and products.  We are presently aware of such acquisition targets and these include companies with complimentary product lines to those presently marketed or in development by the Company.  Also, we see potential for banking of an individual’s personal cells through appropriate cryogenic storage and monitoring technology, e.g., umbilical cord blood derived at birth, etc coupled with developments of processing technology to render such stem cells therapeutic in numerous ways throughout the lifetime of the donating patient.  Such developments could result in a revolution in medicine whereby banked cells can be used for personalized treatment of previously untreated or under treated disorders such as cancer, cardiovascular disease and stroke, diabetes, Alzheimer’s disease and spinal cord injury and any other disorder characterized by cell death or degradation.

 During the two fiscal years ended October 31, 2010 and 2009, the Company spent $176,258 and $169,538, respectively, for research and development.

Marketing and Distribution. To capture niche markets in stem cell research and drug development involves implementation of a multi-faceted marketing and sales initiative including various approaches such as: a strong internet marketing program, direct sales to end-users, identification and interaction with medical decision makers, selective use of distributors and in certain cases market generation efforts.  During 2010, the Company gained visibility and sales of its products through trade show attendance, expanded its marketing efforts through its alliance with HemoGenix®, Inc. and pursued distribution agreements with third parties perceived to offer expanded opportunities for distribution of the Company’s products.  Management is attempting to identify suitable partners to assist with product distribution and is presently engaged in discussions with global leaders in the distribution of life sciences products.  We consider this strategic approach most appropriate for our limited resources and current focus on product development and manufacturing. Modern marketing of stem cell products requires numerous skills & resources; there are several life science firms committed to these specialized capabilities.  Also, out-licensing of our stem cell-related intellectual property is an attractive option that we intend to pursue.  We also plan attendance at trade shows in 2011 to expand awareness of our products, technology and business opportunities.

Fertility Drug Candidates.

The Company's previous manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes.  An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 35 years.  The worldwide market for FSH and related products is approximately $1.3 billion per year.  However, in the recent past, the Company has utilized its limited resources for its stem cell research in an effort to establish financial support and revenue from product sales in the near term.  During 2010, we began negotiations for out-licensing of our patented technology related to FSH manufacture.  We anticipate establishment of a license agreement in the near future.  We may also provide the licensee with assistance in sourcing necessary raw materials, distribution of finished product and options to advanced stem-cell based methods for FSH production.  The Company's stem cell technology has potential application to generation of new cell lines for FSH production but this development would require additional R&D to demonstrate feasibility.

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

The Company’s efforts to commercialize this product have not yet yielded a viable commercial product.  During 2010 the Company engaged in discussions regarding possible license of its patents related to manufacture of VITROPIN.  The U.S. Food and Drug Administration ("FDA") has not yet

approved any of these products for commercial distribution within the United States.  The absence of FDA approval of this product may be an obstacle to sale of these assets.

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

In May, 2009 the Company was awarded United States Patent number 7,527,971 entitled, “Generation and Differentiation of Adult Stem Cells.” The patent provides protection to a specific cell line derived from human pancreatic tissues that gives rise to structures comparable to the Islets of Langerhans (beta islets).  These islets also synthesize and secrete insulin in response to elevated glucose levels, as do beta islets contained within pancreatic tissue.  Vitro has also developed a process for the commercial production its cell line-derived islets.  Furthermore, the Company previously obtained regulatory approval for an animal protocol to determine reversal of Type I diabetes, a critical step in the demonstration of efficacy.  Thus, the recently issued patent affords an exclusive proprietary position to the Company for a new cellular therapy to treat Type I diabetes. We are presently pursuing suitable partners for out-license opportunities.

During January 2009 & January 2010, the Company also filed provisional patent applications with the USPTO concerning use of its stem cell technology in cancer treatments, “MATERIALS AND METHODS USEFUL TO RESEARCH AND TREAT CANCER.” The Company has developed cell lines and compositions with potential application to the targeted eradication of cancer stem cells which may occur without significant side-effects. This application has now lapsed, but the Company may elect to advance development of this technology at a later point in time, with adequate resources.  We do not believe that our prior patent applications will limit our ability to gain future patent protection.

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

Human iPS technology was originally reported in 2007 and evolved from increased understanding of the function of genetic factors controlling cellular fate and specific genes involved in the determination of “stemness”, i.e., those genes whose expression result in classic stem cell properties.  The original methods of iPS generation involved genetic engineering of human fibroblast (skin) cells to express elevated levels of four key genes. Vitro’s new technology involves elevated expression of a single gene called POU5-F1, which is considered a master regulatory element or gatekeeper of pluripotentiality.   Such cells may be used to eventually generate iPS without use of genetic engineering, which is a key goal necessary for clinical application of iPS technology.

The Company recently filed an additional international patent application entitled:  “Induced Pluripotent Stem Cells and Related Methods.” The application extends prior applications and describes a method for the generation of iPS cells from adult stem cells that completely avoids introduction of foreign DNA or RNA by using environmental factors only to induce pluripotency in adult stem cells.  This technology arose from the company’s demonstration that over-expression of just a single gene is required to induce pluripotent properties if adult stem cells are reprogrammed instead of somatic cells such as skin fibroblasts.  This finding has also been independently confirmed by other research groups.  From this discovery and the well-known, complex regulatory systems affecting expression of this gene, Vitro scientists determined methods for the inducing pluripotency through use of appropriate environmental factors. The Company believes that such technology has significant application to the field of regenerative medicine. Thus, the new patent allows generation of personalized, autologous stem cells from adult stem cell cells such as those present in bone marrow, blood and adipose tissue, etc that may differentiate into any cell type.  Such autologous stem cells may be used as substitutes for embryonic stem cells even though the cells are derived from adult stem cells.

There can be no assurance that the Company will succeed in obtaining any patent protection from its pending applications or that its issued patents would withstand legal challenges.

The Company's technology related to the production of cell culture media is protected as trade secret.

The Company has established trademark claims to its VITROPIN™ product informally by publication.  This trademark is thus a common law mark that may be challenged by the owners of similar, established and registered marks that existed prior to initial publication by the Company, but no such challenge has occurred since original publication in 2000.  The Company also has the following trademarks registered in the State of Colorado: "Vitro Biopharma", "VITROCELL" and "Harnessing the Power of Cells"; these registrations expire on 7/2/2012, 11/25/2013 and 11/25/2013 respectively.  The Company has also established a common law mark for the phrase, “Tools for Stem Cell and Drug Development™, and VitroGrow™.”  The Company may elect to formally protect some or all of these marks through registration with the USPTO in the future.  However, we do not believe the absence of formal trademark protection will adversely affect our business.  The registered domain names owned by the company include vitrodiag.com, vitrogrow.com, vitrostemcells.com and common derivatives thereof.

Some of the limitations of intellectual property protection are:

•

No assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

•

When we apply for registration of trademarks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

•

There can be no assurance that any steps the Company takes in this regard will be adequate to deter misappropriation of its proprietary rights or independent third parties developing functionally equivalent products.  Despite precautions, unauthorized parties may attempt to engineer, reverse engineer, copy, or obtain and use the Company’s products or other information.

•

Although management believes that the Company’s products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon the Company’s’ working capital.

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

Competition and Competitive Advantages

Products to support stem cell research are also produced and marketed by other companies with substantially greater resources than the Company.  Present suppliers of human stem cells and related products include In-Vitrogen, Millipore, Stem Cell Technologies and several other firms.  Most of these firms have long-standing histories and significant financial resources. Recent studies by the Company of our VitroGrow™ Brand of stem cell media have provided results showing performance advantages of VitroGrow™ compared to major competitors including In-Vitrogen, Lonza and Stem Cell Technologies, Inc.  These results will be described in greater detail in subsequent reports since this work was completed in fiscal year 2011.  However, management considers superior competitive advantages to be a key factor in gaining market penetration and plans to further publicize these results to gain maximum effect on its ongoing commercialization efforts.  Several other independent third parties have also provided corroborating evidence showing performance advantages of the Company’s VitroGrow™ Brand of stem cell media in a variety of applications extending the commercial utility of these products.

We believe our products for use in stem cell and cancer research have competitive features unlike other marketed products.  We may be the only commercial source of fluorescent-labeled stem cells.  As we develop additional media products, we anticipate comparable competitive advantages since these formulations are based upon the original VitroGrow™ low-serum formulation. We also have unique methods for the shipment and customs clearance of our stem cells, which is especially important to offshore customers. Our patented cell lines are unique and solely owned by the Company. Recent DNA “finger print” analysis by a third party laboratory shows that the probability of an identical match to one of our cell lines is 1/1017 or one chance in 100 quadrillion.  Thus, the chance of replication of our patented cell lines is extremely remote as is our possible infringement of a patent held by another company. Given that effective therapies can be derived from these cell lines such as cell-mediated treatment of cancer, we believe these products will not infringe on others and will become valuable commodities in stem cell approaches to cancer treatment and management.  We further intend to patent additional products that we may develop providing exclusive use of such products to the Company and its licensees.

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

Fiscal Quarter Ended	High	Low
2010
January 31	$0.37	$0.14
April 30	0.30	0.16
July 31	0.25	0.06
October 31	0.23	0.11
2009
January 31	$0.28	$0.02
April 30	0.30	0.10
July 31	0.44	0.17
October 31	0.42	0.15

Rules Restricting Trading Activity in our Stock

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

Holders of our Common Stock

As of January 18, 2011, the Company had approximately 1937 shareholders of record, not including persons who hold their shares in "street name".

Dividends

The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future.  The payment of dividends in the future is dependent on the generation of revenue and profit, and the discretion of the Board of Directors based upon such matters as the Company's capital needs and costs of obtaining capital from outside sources.

Recent Sales of Unregistered Securities

1.

     The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on September 17, 2010:

a.

On September 17, 2010, the Company agreed to issue, an aggregate of 300,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) at a purchase price of $0.10 per share (the “Securities”).

b.

The shares were issued to two persons, each of whom qualified as an  "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

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

e.

Not applicable.

f.

The proceeds received were used for working capital to support product marketing.

2.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on September 8, 2010:

a.

Effective September 8, 2010, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel (“Neuman”) pursuant to which Neuman agreed to accept, and the Company agreed to issue, 71,429 shares of common stock, $.001 par value (the “Common Stock” or “Shares”) in satisfaction of $10,000 in unpaid fees for his services as legal counsel.

b.

The shares issued upon conversion of the debt were issued exclusively to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued upon conversion of the debt were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believe that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

There were no proceeds as a result of the conversion of debt.

3.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on September 8, 2010:

a.

Effective September 8, 2010, the Company entered into an Agreement to Convert Debt with Todd Huss (“Huss”) pursuant to which Huss agreed to accept, and the Company agreed to issue, 59,286 shares of common stock, $.001 par value (the “Common Stock” or “Shares”) in satisfaction of $8,300 in unpaid fees for his services rendered.

b.

The shares issued upon conversion of the debt were issued exclusively to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued upon conversion of the debt were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believe that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

There were no proceeds as a result of the conversion of debt.

4.  The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 18, 2010:

a.

On February 18, 2010, the Company awarded an aggregate of 148,936 shares of common stock, $.001 par value (the “Common Stock” or “Shares”) valued at $0.235 per share in consideration of services provided by the Company’s directors.

b.

The shares were issued to two persons, each of whom qualified as an  "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").  The shares issued were “restricted securities” under the Securities Act.

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

e.

Not applicable.

f.

Not applicable.

5.

   The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on December 29, 2009:

a.

On December 29, 2009, the Company agreed to issue, an aggregate of 500,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) and an aggregate of 500,000 warrants exercisable for 12 months to purchase one additional share of Common Stock at a purchase price of $0.175 per share (the “Securities”) in consideration of an initial investment of $87,500, with an additional $87,500 should the warrants be exercised.

b.

The shares were issued to three persons, each of whom qualified as an  "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

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

6.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on November 2, 2009:

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

7.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on October 29, 2009:

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

8.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on September 25, 2009:

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

9.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 17, 2009:

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

10.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 16, 2009:

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

e.        Not applicable.

f.        Not applicable.

11.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on February 12, 2009:

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

12.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Vitro Diagnostics, Inc., a Nevada corporation (the "Company"), completed on November 12, 2008:

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

Statement of Operations Data:	Year Ended Oct., 31, 2010	Year Ended Oct. 31, 2009
Total revenues	$ 15,651	$ 6,103
Operating expenses	$ 269,675	$ 238,957
Net loss	$ (257,132)	$ (271,081)
Basic and diluted loss per common share	$ (0.01)	$ (0.02)
Shares used in computing basic and diluted loss per share	17,869,924	16,658,163

Balance Sheet Data:	Oct. 31, 2010	Oct. 31, 2009
Working capital deficit	$ (1,654,888)	$ (1,492,663)
Total assets	$ 116,080	$ 101,450
Total liabilities	$ 1,701,820	$ 1,538,904
Stockholders' deficit	$ (1,585,740)	$ (1,437,454)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year end October 31, 2010, and compares that to its financial condition at October 31, 2009.  It also analyzes our results of operation for the year ended October 31, 2010 and compares those results to the year ended October 31, 2009.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

Overview

The Company raised outside capital from a group of private investors who had previously invested in the Company both in the early and later portions of fiscal year 2010 and additional funding was provided through increased product sales and debt financing which resulted in:

A.

Increased Revenue from Product Sales: Our “Tools for Stem Cell and Drug Development™” were launched during 2009 and resulted in increased product sales during 2010 compared to 2009.  In addition, the Company laid foundations for further revenue increases in 2011 including expanded product offerings in stem cell testing through its strategic alliance partners and also for increased sales of its stem cell media.  The Company’s stem cell media known as the VitroGrow™ Brand has recently been shown to exhibit substantial competitive advantages over major competitors. The Company is pursuing distribution agreements with well-established life science firms to enhance the global commercialization of the VitroGrow™ product line.  The Company is also developing new media for use in the generation of stem cell-derived food that may in the future lead to increased revenues as these products are further developed.  The Company is also exploring the possibility of licensing the Company’s fertility drug technology.

B.

Establishment of Key Strategic Alliances: During 2010, the Company established a strategic alliance with HemoGenix®, Inc., a well-established, privately held stem cell company located in Colorado Springs, CO.  Through this arrangement, new products were developed and launched during 2010 for advanced testing of the quality, potency and response to toxic agents of specific types of stem cells known as mesenchymal stem cells and induced pluripotent stem cells.  This alliance was further extended in the latter part of 2010 to include joint development of cell-specific assays of liver, heart and nerve cell toxicity, which are critical needs in the development safer drugs and biologics.

C.

Advancement of Patent-Pending Stem Cell Technology: In February 2010, the Company was a co-sponsor of a Keystone Symposium entitled, “Stem Cell Differentiation and De-differentiation” where Company scientists presented evidence for a simplified method of generation of induced pluripotent stem cells from adult stem cells. This new method involves use of a single genetic factor instead of four genes as previously used to reprogram adult cells to pluripotency, a property of embryonic stem cells enabling differentiation into any cell type.  The Company has extended its patent position with respect to iPS technology by filing a new, international application for its novel method of reprogramming to the pluripotent state by use of environmental factors only, potentially enabling a new area of regenerative medicine where a patient’s adult stem cells may be converted to the functional equivalent of embryonic stem cells.

Liquidity and Capital Resources

In 2010, the Company continued to experience a working capital deficit and shortage of liquidity while product revenues increased as did opportunities for near term revenue increases.  At fiscal year end October 31, 2010, the Company had a working capital deficit of $1,654,888, consisting of current assets of $38,076 and current liabilities of $1,692,964.  The working capital deficit increased by $162,225 from fiscal year end October 31, 2009.  Current assets increased by $19,407 from year-end 2009 to 2010 while total assets increased $14,630 during that time, both principally from increased inventory and increased cash.  Increased inventory reflects current needs for commercialization, and cash at year end reflects investment capital derived through private placement of the Company’s securities. Current liabilities increased $181,632 at October 31, 2010 compared to October 31, 2009, while total liabilities increased $162,916, each predominantly from the increased advances from an officer, accrued payroll expenses and valuation of our outstanding warrants to purchase common stock, which have subsequently expired on December 31, 2010 without being exercised.  The majority of the working capital deficit and debt carried by the Company is due to accrued salaries and notes/advances due to the president and CEO.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company remains dependent on receipt of additional cash to continue its business plan and achieve profitability in the future.  The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2010 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.  Subsequent to fiscal year end 2010, the Company showed substantial competitive advantages of its VitroGrow™ Brand of stem cell culture media.  The Company is actively marketing this product in an effort to increase revenue to the Company from this product line, although there are no assurances regarding whether these efforts will be successful.  If the Company succeeds in increased revenue generation from the successful marketing of its products, it will diminish its needs for outside capital to maintain and expand its operations.

During the fiscal year ended October 31, 2010, the Company's financing activities provided $155,792 to support operations.  During that time, the Company's operations used $123,450 of cash compared to $126,872 of cash used during the twelve months ended October 31, 2009.  The use of cash during 2010 reflects a cash requirement of about $10,300 per month for operations while the cash raised from financing activities was primarily from product revenues, cash advances provided by its president and proceeds from the sale of common stock.  Since most R&D necessary for manufacture of the current line of products has been performed previously, the Company focused its efforts on manufacturing and was able to slightly decrease its cash expenditures for fiscal year 2010.

The Company had lines of credit totaling $68,500 with $1,905 in available credit at fiscal year end 2010.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

Sales of products and services increased from $6,103 in 2009 to $15,651 in 2010, a 2.6-fold increase over 2009.  Management anticipates substantially larger increases in revenue during fiscal year 2011 due to a shifted focus to the establishment of distribution agreements for sales of VitroGrow™ Media as described in greater detail in Section 1 and out-licensing of its patented and patent-pending technology related to treatment of infertility.  We are also in discussion with other companies who have expressed interest in marketing the company’s products and forming strategic alliances for enhancement of mutual business development interests.  Management has also conserved working capital by reducing administrative expenses and expenditures related to its operational activities.  The Company is also pursuing other approaches to increase its capital resources such as combination with revenue-generating private entities, out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

Year Ended October 31, 2010: During the year ended October 31, 2010, the Company realized a net loss of $257,132, or ($.01) per share, with $15,651 in revenue from products and services.  The operating loss in 2010 was $13,949 less than the operating loss of $271,081 in 2009.  The decreased operating loss during 2010 as compared to 2008 was primarily due to increased revenues and the valuation of stock purchase warrants, which offset increased operating expenses.  Research and development expenses increased by $7,970 and selling, general and administrative expenses increased by $22,748 in 2010.  Revenue increased 2.6-fold during 2010 as the Company continued the early phases of the commercialization of its new stem cell-based products. The Company has initiated a multi-faceted product marketing plan including internet marketing, direct sales, use of distributors and attendance at trade shows.  The Company believes it has significant prospective sales opportunities that management is pursuing to the full extent possible.  These efforts have been bolstered by a recently completed Company study showing performance advantages of its VitroGrow™ Brand of stem cell media over major leaders of this market segment.  We plan to leverage the competitive advantages of our VitroGrow™  product line into significant penetration of this market through alliances with major distributors of life science products.  The Company is engaged in discussions with prospective partners and intends to pursue development of these business relations to the full extent possible. These potential partners possess manufacturing capabilities and well-established, global distribution channels, but lack product offerings that are equivalent to the VitroGrow™ stem cell media product line We further intend to license our patent-pending stem cell lines related to iPS generation to customers as this technology is further developed while directly selling supporting devices and some stem cell lines without licensing agreements. Management hopes for greater sales of its stem cell-based products during 2011, especially its VitroGrow™ Brand of stem cell media and the advanced stem cell testing products, including Lumenesc-Hu™ and LumiSTEM™, that were jointly developed and launched by Vitro and HemoGenix®, Inc. during 2010.

Also, the Company has gained opportunities for commercialization of its fertility drug technology during 2010 and hopes to establish a licensing agreement of its related intellectual property during

2011.  This agreement, if consummated, may also increase revenues through licensing fees and sales royalties.

Total operating expenses were $30,718 more in 2010 than in 2009, primarily due to increased selling, general and administrative expenses including marketing expenses of attendance at two trade shows, marketing brochures and website expansion, etc.

Research and development expenses (R&D) increased by $7,970 during fiscal year 2010 compared to fiscal year 2009.  While the R& D necessary for launch of its initial products was completed in 2009, the Company continued development of its technology related to generation of induced pluripotent stem cells as detailed elsewhere in this report (Part I, Item 1).    Management believes that commercial launch of its novel stem cell products and their competitive advantages position the Company to realize accelerated revenue generation, near-term achievement of profitability and growth of earnings through expansion of target markets to include for example stem cell-derived terminally differentiated cell systems for use in drug discovery and development.  Management is also pursuing opportunities for key strategic alliances to leverage its technology and products to approach other market segments within the stem cell industry. There are numerous unfolding therapeutic markets that the Company also intends to pursue initially with regard to therapeutic application of its novel and highly competitive stem cell culture media, but also to treatment of various diseases including cancer, cardiovascular disease and stroke, diabetes, Alzheimer’s disease and spinal cord injury and any other disorder characterized by cell death or degradation..

Year Ended October 31, 2009:  During the year ended October 31, 2009, the Company realized a net loss of $271,081, or ($.02) per share, on $6,103 of revenue.

Operating expenses decreased $140,710 from fiscal 2008 to fiscal 2009, due to decreased accrued salary expenses.  Selling, general and administrative expenses decreased by $54,421 in 2009, while research and development expenses decreased by $86,289 in 2009.

Other expenses decreased from fiscal 2008 to 2009 by $10,626.

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

The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards that are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include the management report on internal control as part of this and future annual reports pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX.  Future compliance with SOX 404 will require a significant expenditure of human resources and finances, and could adversely impact our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or NASD. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

5.

We have concerns regarding the current economic situation.  The United States and the global business community are experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates, Inc.

2.	Balance Sheets at October 31, 2010 and 2009

3.	Statements of Operations for the years ended October 31, 2010 and 2009

4.	Statement of Changes in Shareholders’ Deficit for the years ended October 31, 2010 and 2009

5.	Statements of Cash Flows for the Years Ended October 31, 2010 and 2009

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Vitro Diagnostics, Inc.

We have audited the accompanying balance sheets of Vitro Diagnostics, Inc., as of October 31, 2010 and 2009, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended October 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2010 and 2009, and the results of its operations and cash flows for the two years ended October 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2010, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
January 28, 2011

VITRO DIAGNOSTICS, INC.
Balance Sheets
	October 31, 2010	October 31, 2009
Assets
Current assets:
Cash	$ 17,313	$ 104
Accounts receivable	270	802
Inventory, at cost	20,493	17,763
Total current assets	38,076	18,669
Equipment, net of accumulated depreciation of $60,570 and $43,799	47,933	54,015
Patents, net of accumulated amortization of $4,525 and $1,386 (Note A)	26,860	26,317
Deferred costs (Note A)	762	-
Other assets	2,449	2,449
Total assets	$ 116,080	$ 101,450
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation (Note E)	$ 14,028	$ 9,535
Accounts payable	44,429	58,103
Accrued expenses	8,589	2,500
Advances and accrued interest payable to officer (Note B)	155,733	90,800
Accrued payroll expenses (Note B)	1,350,053	1,258,177
Lines of credit (Note D)	90,832	92,217
Stock purchase warrants (Note F)	29,300	-
Total current liabilities	1,692,964	1,511,332
Long-term debt (Note E):
Capital lease obligation, less current maturities (Note E)	8,856	27,572
Total liabilities	1,701,820	1,538,904
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
18,379,985 and 17,214,620 shares issued and outstanding	18,380	17,214
Additional paid-in capital	5,312,853	5,203,219
Services prepaid with common stock	(3,559)	(1,605)
Accumulated deficit	(6,913,414)	(6,656,282)
Total shareholders' deficit	(1,585,740)	(1,437,454)
Total liabilities and shareholders' deficit	$ 116,080	$ 101,450

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations

	For the Years Ended
	October 31,
	2010	2009
Sales of product and services	$ 15,651	$ 6,103
Cost of goods sold	(7,199)	(3,049)
Gross profit	8,452	3,054

Operating costs and expenses:
Research and development	177,508	169,538
Selling, general and administrative	92,167	69,419
Total operating costs and expenses	269,675	238,957
Loss from operations	(261,223)	(235,903)

Other income (expense):
Interest expense	(41,609)	(35,178)
Fair value of stock purchase warrants (Note F)	45,700	-

Loss before income taxes	(257,132)	(271,081)

Provision for income taxes (Note C)	-	-

Net loss	$ (257,132)	$ (271,081)

Basic and diluted net loss per common share	$ (0.01)	$ (0.02)
Shares used in computing basic and diluted
Net loss per common share	17,869,924	16,658,163

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2008	-	$ -	15,143,681	$ 15,144	$ 4,921,958	$ (6,680)	$ (6,385,201)	$ (1,454,779)
Sale of common stock to officer (Note B)	-	-	226,667	227	8,273			8,500
Sales of common stock to investors (Note B)	-	-	550,000	550	39,450	-	-	40,000
Shares issued to director for future services (Note F)	-	-	12,000	12	1,788	(1,800)	-	-
Conversion of debt and accrued interest to officer (Note B)	-	-	1,238,176	1,237	223,094	-	-	224,331
Conversion of amounts due on account (Note F)	-	-	36,216	36	6,664	-	-	6,700
Prepaid services earned (Note F)	-	-	-	-	-	6,875	-	6,875
Common stock issued under consulting contract (Note G)			7,880	8	1,992	-	-	2,000
Net loss for the year ended October 31, 2009	-	-	-	-	-	-	(271,081)	(271,081)
Balance, October 31, 2009	-	$ -	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$ (6,656,282)	$ (1,437,454)
Conversions of amounts due on account (Note F)	-	-	216,429	217	33,083	-	-	33,300
Sale of common stock and stock purchase warrants (Note F)	-	-	500,000	500	12,000	-	-	12,500
Private placement of common stock (Note F)	-	-	300,000	300	29,700	-	-	30,000
Common stock issued to director (Note F)	-	-	63,830	64	14,936	-	-	15,000
Common stock issued to directors for future services (Note F)	-	-	85,106	85	19,915	(20,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	18,046	-	18,046
Net loss for the year ended October 31, 2010	-	-	-	-	-	-	(257,132)	(257,132)
Balance, October 31, 2010	-	$ -	18,379,985	$ 18,380	$ 5,312,853	$ (3,559)	$ (6,913,414)	$ (1,585,740)

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
	For The Years Ended
	October 31,
	2010	2009
Cash Flows from operating activities:
Net loss	$ (257,132)	$ (271,081)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	19,910	17,816
Stock-based compensation	33,046	6,875
Impairment of patent	-	8,551
Common stock issued for consulting services	-	2,000
Fair value of stock purchase warrants	(45,700)	-
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(2,198)	(16,123)
Increase in accounts payable, accrued expenses,
deferred revenue and payroll taxes payable	128,624	125,090
Net cash used in operating activities	(123,450)	(126,872)

Cash flows from investing activities:
Purchases of equipment	(10,689)	(995)
Payments for patents and deferred costs	(4,444)	(989)
Net cash used in investing activities	(15,133)	(1,984)

Cash flows from financing activities:
Proceeds from advances from officer	53,900	80,972
(Payments) draws on lines of credit, net	(1,385)	1,997
Principal payments on capital lease	(14,223)	(9,277)
Proceeds from sale of common stock	117,500	48,500
Net cash provided by financing activities	155,792	122,192

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows CONTINUED FROM PREVIOUS PAGE
For The Years Ended
October 31,
2010	2009

Net change in cash	17,209	(6,664)
Cash, beginning of year	104	6,768
Cash, end of period	$ 17,313	$ 104

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 30,576	$ 30,475
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Equipment acquired under capital lease	$ -	$ 10,394
Conversion of note payable, amounts due officer and accrued interest	$ -	$ 224,333
Common stock issued to directors for future services	$ 20,000	$ 1,800
Conversion of amounts due on account to common stock	$ 33,300	$ 6,700

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

NOTE A: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The Company was incorporated under the laws of Nevada on February 3, 1986.  From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing and distribution of purified human antigens (“Diagnostics”) and the development of therapeutic products (“Therapeutics”) and related technologies.  The Company’s sales were solely attributable to the sales of purified human antigens.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2010, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the years ended October 31, 2010 and 2009, the president and chairman has advanced the Company funds for working capital on an “as needed” basis.  During the years ended October 31, 2010 and 2009, the president and chairman advanced the company a total of $134,872 for working capital purposes.  There is no assurance that these advances will continue in the future. In December 2009 the Company raised $87,500 through a private placement of common stock and warrants.  And in September 2010, the Company raised $30,000 in a private placement of common stock to two investors.  During the year ended October 31, 2009, the Company raised $40,000 in working capital through sales of common stock to private investors, and $8,500 through sales of common stock to its president.

The Company has formed strategic alliances and is presently engaged in discussions with other companies that have expressed interest in the commercialization of the Company’s stem cell and fertility drug technology. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to enhance its revenue generation and to fund further development and commercialization of its key technologies. Also, the Company has new stem cell products that were launched during fiscal year 2009.  Initial revenues from these products have been established and management intends to pursue enhanced revenue generation from this product line and development of other related products to the fullest extent possible given its resources.  A current focus is expanded distribution of the Company’s advanced stem cell media, VitroGrow™, since management believes that  these products show performance advantages over the current leaders in this market sector.  These business development activities are described in greater detail elsewhere in this report (See: Item 2. Management’s Discussion and Analysis or Plan of Operations.) There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various strategic alternatives.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At October 31, 2010 and October 31, 2009 no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At October 31, 2010 and October 31, 2009, finished goods included approximately $10,100 and $9,200, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	October 31, 2010	October 31, 2009
Raw materials	$ 7,603	$ 6,987
Finished goods	12,890	10,776
	$ 20,493	$ 17,763

Research and development

The Company’s operations are predominantly in research and development (“R&D”).  These costs are expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. As the Company has also expanded its operations to include manufacturing and R&D, we report cost of goods sold, including estimates of labor, materials and overhead allocations to the production of specific products.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $16,771 and $13,499 for the years ended October 31, 2010 and 2009, respectively.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Patents, deferred costs and amortization

Patents consist of costs incurred to acquire issued patents.  Amortization commences once a patent is granted.  Costs incurred to acquire patents that have not been issued are reported as deferred costs.  If a patent application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires.

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $3,139 and $4,317 for the years ended October 31, 2010 and 2009, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2011	$3,160
2012	3,160
2013	3,160
2014	3,160
2015	3,160
Thereafter	11,060
$26,860

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

On May 5, 2009 the United States Patent Office issued patent number 7,527,971 to the Company for its stem cell technology, “Generation and Differentiation of Adult Stem Cell Lines.”

The Company’s patents consisted of the following at October 31, 2010:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(4,525)
$26,860

During the year ended October 31, 2010 the Company incurred costs totaling $762 relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs are included as deferred patent costs in the accompanying balance sheet at October 31, 2010.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  At October 31, 2009 the Company determined that one of its patents named “Immortalized cell lines and methods of making the same” was impaired and as such recognized an impairment charge of $8,551 on this patent on October 31, 2009.  The Company recorded no asset impairment charges during the year ended October 31, 2010.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $14,211 and $1,527 for the years ended October 31, 2010 and 2009, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2010 and 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options and warrants outstanding at October 31, 2010 and 2009 were not included in the diluted loss per share as all 2,043,500 and 1,543,500 options and warrants outstanding, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at October 31, 2010 and 2009 were equal.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

During the years ended October 31, 2009 and 2008, the Company’s chief executive officer advanced the Company a total of $85,782 used for working capital, and during the year ended October 31, 2010 an additional $53,900 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $16,050 and $5,018 at October 31, 2010 and 2009, respectively.  The total advances plus accrued interest totaling $155,733 and $90,800 at October 31, 2010 and 2009, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its CEO.  The Agreement establishes annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control given exercise of underlying stock options and also includes severance provisions.

The Company accrued the salaries of its CEO through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,350,053 and $1,258,177 at October 31, 2010 and 2009, respectively.  His accrued salaries totaled $1,099,982 and $1,012,482 as of October 31, 2010 and 2009, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $200,833 at October 31, 2010 and 2009.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Total accrued payroll taxes on the above salaries totaled $49,238 and $44,862 at October 31, 2010 and 2009, respectively.

Conversion of debt and accrued interest to officer

During the period from August 2002, to October 2007, the president loaned the Company a total of $168,150 through various notes that had also accrued interest in the amount of $35,483.   In October 2007, these notes and the accrued interest were consolidated into a single note of $203,633, and accrued interest on the unpaid principle at a rate of 10% per annum.  Additional interest of $15,170 had accrued on this note.  This note was collateralized by a first lien on the FSH patents owned by the Company, the same collateral that had secured a prior note between the Company and the officer.

On July 29, 2008, the Board of Directors approved the issuance of 1,238,176 shares of the Company’s common stock in exchange for the notes payable plus accrued interest to an officer not to exceed $225,000.  At that time the Note was cancelled effective July 29, 2008.  The exchange was completed on February 10, 2009.  A total of $224,331, representing the balance of the note payable and accrued interest, plus the outstanding balance of the indebtedness to the officer of $5,530 was exchanged for 1,238,176 shares of the Company’s common stock.

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

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2011	$ 22,380
2012	22,380
2013	14,920
$ 59,680

The total rental expense was $23,827 and $27,347 for the years ended October 31, 2010 and 2009, respectively.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended:

	October 31,
	2010	2009
Benefit related to U.S. federal statutory graduated rate	-28.37%	-29.48%
Benefit related to State income tax rate, net of federal benefit	-3.32%	-3.27%
Accrued officer salaries	11.32%	10.46%
Net operating loss for which no tax benefit is currently available	20.37%	22.29%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31,
	2010	2009
Net operating loss and tax credit carryforwards	$1,522,860	$1,445,310
Accrued officer salaries	500,330	466,280
Deferred tax asset (before valuation allowance)	$2,023,190	$1,911,591

At October 31, 2010, deferred taxes consisted of a net tax asset of $2,023,190, due to operating loss carryforwards and other temporary differences of $8,203,608, which was fully allowed for in the valuation allowance of $2,023,190.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2010 and 2009 totaled $111,599 and $58,623, respectively.  Net operating loss carryforwards will expire in various years through 2030.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

The Company is delinquent on filing its federal and state tax returns and may be subject to penalties and interest.  A contingency exists with respect to this matter, the ultimate resolution of which may not be presently determined.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $488 was unused at October 31, 2010.  The interest rate on the credit line was 18.00% at October 31, 2010.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $56,000, of which $1,417 was unused at October 31, 2010.  The interest rates on the credit cards range from 10.24% to 29.99% as of October 31, 2010.  In addition, one of the Company’s credit cards was closed by the creditor in May 2009.  At October 31, 2010 the account had a balance of $24,237 and carries an annual interest rate of 34.99%.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2011	$17,572
2012	9,628
27,200
Less: imputed interest	(4,316)
Present value of net minimum lease payments	$22,884

The president of the Company has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at October 31, 2010.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Sales of common stock

In September 2010, the Company sold 300,000 shares of its common stock to two investors for $30,000, or $.10 per share.  The transaction was recorded at fair value, which was determined to be 83% of the quoted market price on the day prior to the negotiated sale of stock, due to the restricted nature of the shares.

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

The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and related standards for the accounting of the valuation of the common stock warrants issued as part of the private placement of common stock completed on December 29, 2009. Accordingly, the Company

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

recorded a warrant liability upon the issuance of its common stock, equal to the estimated fair market value of the various features of the warrants.  The initial warrant liability of $75,000 represented a non-cash adjustment to the carrying value of the related financial instruments.  The warrants are exercisable upon issuance, and expire on December 29, 2010, and as such the liability is classified as a current liability at October 31, 2010.  The liability is adjusted quarterly to the estimated fair market value based upon then current market conditions, and any change, if any, in the estimated fair market value is charged to the Company’s operating results.

The following assumptions were utilized to determine the estimated fair value of the warrants upon issue:

Expected volatility	142%
Contractual term	1 year
Risk free interest rate	0.47%
Expected dividend rate	0%

The fair value of the warrants was determined to be $29,300 at October 31, 2010.  As such, an adjustment to the warrant liability of $45,700 was recorded with a corresponding adjustment to the Company’s operating results for the year ended October 31, 2010.  The following assumptions were utilized to determine the estimated fair value of the warrants at October 31, 2010:

Expected volatility	177%
Contractual term	3 months
Risk free interest rate	0.12%
Expected dividend rate	0%

The warrants have subsequently expired on December 29, 2010.  None of the warrants were exercised prior to their expiration.

Common stock issued for services

On March 25, 2008, the Company issued a consultant 12,000 additional shares of the Company’s common stock as compensation to serve on the Company’s Scientific Advisory Board (“SAB”) for a period of two years.  The transaction was valued at $2,400, or $.20 per share, based on the fair value of the stock on the transaction date.  The transaction is being expensed over the period of the service.  As of October 31, 2010, the entire $2,400 has been expensed.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of October 31, 2010 a total of $1,575 had been expensed, and $225 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

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

In February 2010, the Company appointed Mr. Richard Huebner to its Board of Directors.  The Company issued to Mr. Huebner 106,383 shares of the Company’s common stock as compensation for his commitment to serve on the Company’s board of directors.  The transaction was valued at $25,000, or $.235 per share based on the fair value of the stock on the transaction date.  Of the total transaction amount, $15,000 was considered as incentive to serve as a director, and as such the amount was charged to operations as stock compensation expense for the year ended October 31, 2010.  The remaining $10,000 was considered as compensation to be earned during his service in 2010.   As of October 31, 2010 a total of $8,333 had been expensed, and $1,667 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

Also in February 2010, the Company issued 42,553 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2010.  The transaction was valued at $10,000, or $.235 per share based on the fair value of the stock on the transaction date.  As of October 31, 2010 a total of $8,333 had been expensed, and $1,667 is included as “Services paid with common stock” in the accompanying condensed balance sheet.

On September 8, 2010 the Company agreed to convert to common stock certain amounts due an attorney who provides various legal services to the Company.  As a result, $10,000 of amounts due the attorney was converted to 71,429 shares of common stock at a price of $0.14 per share, which approximated the market value of the stock on the date of the transaction.

Also on September 8, 2010 the Company agreed to convert to common stock certain amounts due a consultant who provides various professional accounting services to the Company.  As a result, $8,300 of amounts due the consultant was converted to 59,286 shares of common stock at a price of $0.14 per share, which approximated the market value of the stock on the date of the transaction.

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.19 per share.  On the grant date, the traded market value of the stock was $.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the years ended October 31, 2010 or 2009.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $.19 and $.19, respectively.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2008	1,605,864	$0.08 to $0.81	8.29 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	(62,364)			$ 0.63
Balance at October 31, 2009	1,543,500	$0.08 to $0.81	7.60 years	$ 0.18
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2010	1,543,500	$0.08 to $0.81	6.60 years	$ 0.18
Exercisable at October 31, 2009	543,500	$0.08 to $0.81	5.48 years	$ 0.16
Exercisable at October 31, 2010	543,500	$0.08 to $0.81	4.48 years	$ 0.16

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

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  The agreement may be terminated at any time by either party with thirty days written notice.  As of October 31, 2010 no services have been performed and no compensation has been paid under the agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of October 31, 2010 a total of $3,719 in cash and 7,880 shares of the Company’s common stock at an average price of $0.25 per share had been paid the consultant under the term of the agreement.

NOTE H: JOINT PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION AGREEMENTS

On May 29, 2010 the Company executed an Agreement with Mokshagundam Biotechnologies for the development of a medium formulation for growth of marine invertebrates as a potential food source.  Initially, a basal medium formulation consisting of macro nutritional substances is to be developed and this will be supplemented with growth factors commonly used in stem cell media formulations.  The Agreement provides for the Company to provide a pilot batch of medium for testing consisting of macro-nutritional support plus a mixture of common growth factors necessary for in-vitro support of self-renewal in stem cells of higher organisms.  This medium was delivered to Mokshagundam during fiscal year 2010.  The Agreement provides for a payment of $5,000 to the Company upon execution of the Agreement as an advance for the product development, and is included in the Company’s revenues for the year ended October 31, 2010.

On April 27, 2010 the Company executed an Agreement for Joint Product Development, Manufacture and Distribution (“Agreement”) with HemoGenix, Inc., a privately held biotechnology firm located in Colorado Springs, Colorado.  The Agreement provides for the joint manufacture and distribution of stem cell analysis tools.  The agreement provides for the expansion of assay platforms

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

from HemoGenix, in particular, LUMENESC for mesenchymal stem cells (MSC) and LumiSTEM for induced pluripotent stem cells (iPS).

Also, this original agreement between the Company and HemoGenix® was expanded during the latter portions of 2010 to include joint development of cell-specific toxicity assays including those targeting liver cells, heart, kidney and neuronal cells.  Furthermore, the strategic partners intend to jointly develop additional stem cell media products and align their respective quality programs to ensure consistency.

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

As discussed above in Note F, certain warrants to purchase the Company’s common stock issued as part of a private placement of common stock and warrants completed on December 29, 2009 expired unexercised on December 29, 2010.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of October 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(b)  Changes in Internal Control over Financial Reporting.  During fiscal year ended October 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals presently serve as officers and directors of the Company:

Name	Age	Position
James R. Musick, Ph.D.	64	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary
Erik D. Van Horn	42	Vice President and Director

Richard Huebner	59	Director

Directors of the Company serve until the next annual meeting of shareholders and until their successors are elected and qualified.  Officers serve at the will of the Board of Directors.

The Company currently has no audit, compensation, nomination or other committee of the Board of Directors and no financial experts on its Board.  The entire Board of Directors performs the functions typically performed by an audit committee.  There is no “audit committee financial expert” on the Board, as defined by SEC rule.  The absence of a financial expert has historically been due to the Company’s inability to attract any additional candidates to its Board due to its limited working capital, but hopes to identify one or more individuals in the future to add to its existing membership.

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

RICHARD HUEBNER joined the Company’s Board of Directors in February 2010.  Mr. Huebner is a Senior Managing Partner of GVC Capital, LLC (formerly Bathgate Capital Partners, LLC) a Denver-based investment bank focused on microcap companies.  Mr. Huebner has an extensive, 30-year background in the securities industry.  He received a BA in Economics and Business Administration from Hastings College and a J.D. from the University of Nebraska.  He was previously General Counsel for Hanifen, Imhoff, Inc. from 1984 to 1995 where he served in numerous positions.  Following the sale of Hanifen, Imhoff to Fiserv, Inc in 1997, he continued with that firm.  He joined Bathgate Capital in 2001.  Mr. Huebner assists the Company in fund raising and its capital structure.

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year.

ITEM 11.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman	2010	$87,500(2)	$87,500
President, Chief Executive	2009	$82,500(2)	$82,500
Officer, Chief Operating Officer, Chief Financial Officer	2008	$190,000(1)	$190,000

Eric Van Horn, Vice President	2010	-0-	-0-
	2009	-0-	-0-
	2008	-0-	-0-

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

Compensation of Directors

On May 1, 2008, the Company’s Board of Directors appointed Erik Van Horn to the Board.  The Board agreed to compensate Mr. Van Horn in the amount of $10,000, payable immediately, for one year of service on the Board and that the compensation may be applied to the exercise of outstanding options to purchase 100,000 shares of the Company’s common stock.  Mr. Van Horn notified the Board of his intention to utilize the compensation to exercise the stock options.  Effective May 1, 2008, the options were exercised and 100,000 shares of the Company’s common stock were issued to Mr. Van Horn.  In addition, in February 2010, the Company granted a total of 42,553 shares of the Company’s common stock to Mr. Van Horn for services to be earned during his service in 2010.

In February 2010, the Company appointed Mr. Richard Huebner to its Board of Directors.  The Company issued to Mr. Huebner 106,383 shares of the Company’s common stock as compensation for his commitment to serve on the Company’s board of directors.  The transaction was valued at $25,000, or $.235 per share based on the fair value of the stock on the transaction date.  Of the total transaction amount, $15,000 was considered as incentive to serve as a director, and as such the amount was charged to operations as stock compensation expense for the year ended October 31, 2010.  The remaining $10,000 was considered as compensation to be earned during his service in 2010.

Each board member is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended October 31, 2010:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 18, 2011 based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock.  The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised.  At January 28, 2011, the Company had outstanding 18,379,985 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 4621 Technology Drive, Golden, Colorado 80403	5,250,755	28.26%

Erik Van Horn 4621 Technology Drive, Golden, Colorado 80403	342,553	1.86%

Richard Huebner
4621 Technology Drive, Golden, Colorado 80403	106,383	0.58%

Officers and Directors as a group(1) (2) (3 individuals)	5,699,691	31.01%

Other Shareholders

Lloyd Hansen 2646 S.W. Mapp Rd, Ste. #304 Palm City, FL 34990	980,000	5.33%

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2010	2009
Audit Fees	$11,800	$9,450
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	______-	-

Total	$11,800	$9,450

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

(7)

Filed as Exhibit 10.1 to the Form 8-K dated January 31, 2008.

(8)

Filed as Exhibit 10.2 to the Form 8-K dated January 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 28TH day of January, 2011.

VITRO DIAGNOSTICS, INC.

By:

 /s/ James R. Musick

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Musick James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	January 28, 2011

/s/ Erik D. VanHorn Erik D. VanHorn	Vice President and Director	January 28, 2011

_/s/ Richard Huebner

Director

January 28, 2011

Richard Huebner