Form 10-Q
period 2011-01-31
VITRO DIAGNOSTICS INC
filed 2011-03-15
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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

As of March 14, 2011, the Registrant had 18,379,985 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2011 and October 31, 2010, and its results of operations for the three month periods ended January 31, 2011 and 2010, its statement of changes of shareholders’ deficit for the year ended October 31, 2010 and for the three months ended January 31, 2011, and its cash flows for the three month periods ended January 31, 2011 and 2010.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	January 31, 2011	October 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$ 11,429	$ 17,313
Accounts receivable	1,156	270
Inventory, at cost	20,797	20,493
Total current assets	33,382	38,076
Equipment, net of accumulated depreciation of $64,867 and $60,570	43,636	47,933
Patents, net of accumulated amortization of $5,310 and $4,525 (Note A)	26,075	26,860
Deferred costs (Note A)	5,490	762
Other assets	1,449	2,449
Total assets	$ 110,032	$ 116,080
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation (Note E)	$ 13,948	$ 14,028
Accounts payable	28,922	44,429
Accrued expenses	3,099	8,589
Advances and accrued interest payable to officer (Note B)	216,492	155,733
Accrued payroll expenses (Note B)	1,373,678	1,350,053
Lines of credit (Note D)	91,291	90,832
Stock purchase warrants (Note F)	-	29,300
Total current liabilities	1,727,430	1,692,964
Long-term debt (Note E):
Capital lease obligation, less current maturities	4,890	8,856
Total liabilities	1,732,320	1,701,820
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
18,379,985 shares issued and outstanding	18,380	18,380
Additional paid-in capital	5,312,853	5,312,853
Services prepaid with common stock	-	(3,559)
Accumulated deficit	(6,953,521)	(6,913,414)
Total shareholders' deficit	(1,622,288)	(1,585,740)
Total liabilities and shareholders' deficit	$ 110,032	$ 116,080

See accompanying notes to these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Three Months Ended
	January 31,
	2011	2010
Product sales	$ 4,326	$ 1,350
Cost of goods sold	(1,238)	(872)
Gross profit	3,088	478

Operating costs and expenses:
Research and development	42,182	45,407
Selling, general and administrative	19,705	14,212
Total operating costs and expenses	61,887	59,619
Loss from operations	(58,799)	(59,141)

Other income (expense):
Interest expense	(10,608)	(10,028)
Fair value of stock purchase warrants	29,300	-

Loss before income taxes	(40,107)	(69,169)

Provision for income taxes (Note C)	-	-

Net loss	$ (40,107)	$ (69,169)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)
Shares used in computing basic and diluted
Net loss per common share	18,379,985	17,434,557

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2009	-	-	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$ (6,656,282)	$ (1,437,454)
Conversions of amounts due on account (Note F)	-	-	216,429	217	33,083	-	-	33,300
Sale of common stock and stock purchase warrants (Note F)	-	-	500,000	500	12,000	-	-	12,500
Private placement of common stock (Note F)	-	-	300,000	300	29,700	-	-	30,000
Common stock issued to director (Note F)	-	-	63,830	64	14,936	-	-	15,000
Common stock issued to directors for future services (Note F)	-	-	85,106	85	19,915	(20,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	18,046	-	18,046
Net loss for the year ended October 31, 2010	-	-	-	-	-	-	(257,132)	(257,132)
Balance, October 31, 2010	-	-	18,379,985	18,380	5,312,853	(3,559)	(6,913,414)	(1,585,740)
Prepaid services earned (Note F)	-	-	-	-	-	3,559	-	3,559
Net loss for the three months ended January 31, 2011	-	-	-	-	-	-	(40,107)	(40,107)
Balance, January 31, 2011 (unaudited)	-	-	18,379,985	$ 18,380	$ 5,312,853	$ -	$ (6,953,521)	$ (1,622,288)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Three Months Ended
	January 31,
	2011	2010

Cash Flows from operating activities:
Net loss	$ (40,107)	$ (69,169)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5,082	4,644
Stock-based compensation	3,559	525
Fair value of stock purchase warrants	(29,300)	-
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(190)	(1,948)
Increase in accounts payable, accrued expenses,
deferred revenue and payroll taxes payable	6,387	16,728
Net cash used in operating activities	(54,569)	(49,220)

Cash flows from investing activities:
Purchases of equipment	-	(8,316)
Payments for patents and deferred costs	(4,728)	(358)
Net cash used in investing activities	(4,728)	(8,674)

Cash flows from financing activities:
Proceeds from advances from officer	57,000	9,200
(Payments) draws on lines of credit, net	459	57
Principal payments on capital lease	(4,046)	(2,482)
Proceeds from sale of common stock	-	87,500
Net cash provided by financing activities	53,413	94,275

Net change in cash	(5,884)	36,381
Cash, beginning of year	17,313	104
Cash, end of period	$ 11,429	$ 36,485

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 6,849	$ 7,686
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Conversion of amounts due on account to common stock	$ -	$ 15,000
Issuance of stock purchase warrants	$ -	$ 75,000

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

NOTE A: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-Q and the accounting policies in its Form 10-K for the year ended October 31, 2010 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended January 31, 2011 is not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Nature of Organization

The Company was incorporated under the laws of Nevada on February 3, 1986.  From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing and distribution of purified human antigens (“Diagnostics”) that were derived primarily from human tissues.  The Company also developed cell technology including immortalization of certain cells that allowed entry into other markets besides diagnostics.  However, during the 1990’s, the Company’s sales were solely attributable to the sales of purified human antigens for diagnostic applications.

Following the sale of its Diagnostics operations in August of 2000, the Company began devoting all efforts to its cellular generation technology which evolved from a focus on induction of cellular immortalization to technology related to stem cells.  Stem cell technology has potentially broad application to many medical areas, including drug discovery and development together with numerous therapeutic applications to diseases involving cellular degeneration, injury or to the treatment of cancer.  The Company launched a series of products targeting basic research in stem cell technology in 2009.  These “Tools for Stem Cell and Drug Discovery™” offer researchers basic tools needed to advance stem cell technology including stem cells and their derivatives, media for growth and differentiation of stem cells and advanced tools for measurement of stem cell quality, potency and response to toxic agents.  The Company has been granted patents for its proprietary technology related to the immortalization of human cells and subsequently expanded this technology to include patented and patent-pending technology involving generation of stem cells with potential application to a variety of commercial opportunities including the treatment of degenerative diseases and drug discovery.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at January 31, 2011, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the president and chairman, as well as through various private placements of equity securities.  At various times during the three months ended January 31, 2011 and year ended October 31, 2010, the president and chairman advanced the Company a total of $110,900 for working capital on an “as needed” basis. In December 2009 the Company raised $87,500 through a private placement of common stock and warrants.  And in September 2010, the Company raised $30,000 in a private placement of common stock to two investors.  There is no assurance that these advances or equity offerings will continue in the future.

The Company has formed strategic alliances and is presently engaged in discussions with other companies that have expressed interest in the commercialization of the Company’s stem cell and fertility drug technology. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to enhance its revenue generation and to fund further development and commercialization of its key technologies. Also, the Company has new stem cell products that were launched during fiscal year 2009.  Initial revenues from these products have been established and management intends to pursue enhanced revenue generation from this product line and development of other related products to the fullest extent possible given its resources.  A current focus is expanded distribution of the Company’s advanced stem cell media, MSCGro™, since management believes that these products show performance advantages over the current leaders in this market sector.  There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various strategic alternatives.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At January 31, 2011 and October 31, 2010 no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At January 31, 2011 and October 31, 2010, finished goods included approximately $7,100 and $10,100, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	January 31, 2011	October 31, 2010
Raw materials	$ 9,079	$ 7,603
Finished goods	11,718	12,890
	$ 20,797	$ 20,493

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $4,297 and $3,951 for the three months ended January 31, 2011 and 2010, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $785 and $693 for the three months ended January 31, 2011 and 2010, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2011	$2,358
2012	3,144
2013	3,144
2014	3,144
2015	3,144
Thereafter	11,141
$26,075

The Company’s patents consisted of the following at January 31, 2011:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(5,310)
$26,075

The Company has incurred costs totaling $5,490 relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs are included as deferred patent costs in the accompanying balance sheet at January 31, 2010.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during the three months ended January 31, 2011.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $345 and $6,770 for the three months ended January 31, 2011 and 2010, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of January 31, 2011 and October 31, 2010, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  Common stock options and warrants outstanding at January 31, 2011 and 2010 were not included in the diluted loss per share as all 1,543,500 and 2,043,500 options and warrants outstanding, respectively, were anti-dilutive.  Therefore, basic and diluted losses per share at January 31, 2011 and 2010 were equal.

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

Recent accounting standards

There were various accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through October 31, 2010, the Company’s chief executive officer had advanced the Company a total of $139,682 used for working capital, and during the three months ended January 31, 2011 an additional $57,000 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $19,810 and $16,050 at January 31, 2011 and October 31, 2010, respectively.  The total advances plus accrued interest totaling $216,492 and $155,733 at January 31, 2011 and October 31, 2010, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its CEO.  The Agreement establishes annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which expires April 30, 2011.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control given exercise of underlying stock options and also includes severance provisions.

The Company accrued the salaries of its CEO through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,373,678 and $1,350,053 at January 31, 2011 and October 31, 2010, respectively.  His accrued salaries totaled $1,122,482 and $1,099,982 as of January 31, 2011 and October 31, 2010, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries for a previous officer of the Company totaled $200,833 at January 31, 2011 and October 31, 2010.

Total accrued payroll taxes on the above salaries totaled $50,363 and $49,238 at January 31, 2011 and October 31, 2010, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the president’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2011	$ 16,785
2012	22,380
2013	14,920
$ 54,085

The total rental expense was $6,828 and $4,656 for the three months ended January 31, 2011 and 2010, respectively.

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended:

	October 31,
	2010	2009
Benefit related to U.S. federal statutory graduated rate	-28.37%	-29.48%
Benefit related to State income tax rate, net of federal benefit	-3.32%	-3.27%
Accrued officer salaries	11.32%	10.46%
Net operating loss for which no tax benefit is currently available	20.37%	22.29%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31,
	2010	2009
Net operating loss and tax credit carry forwards	$1,522,860	$1,445,310
Accrued officer salaries	500,330	466,280
Deferred tax asset (before valuation allowance)	$2,023,190	$1,911,591

At October 31, 2010, deferred taxes consisted of a net tax asset of $2,023,190, due to operating loss carry forwards and other temporary differences of $8,203,608, which was fully allowed for in the valuation allowance of $2,023,190.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2010 and 2009 totaled $111,599 and $58,623, respectively.  Net operating loss carry forwards will expire in various years through 2030.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,032 was unused at January 31, 2011.  The interest rate on the credit line was 18.00% at January 31, 2011.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

The Company also has five credit cards with a combined credit limit of $55,900, of which $607 was unused at January 31, 2011.  The interest rates on the credit cards range from 10.24% to 29.99% as of January 31, 2011.  In addition, the creditor closed one of the Company’s credit cards in May 2009.  At January 31, 2011 the account had a balance of $24,529 and carries an annual interest rate of 34.99%.

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

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2011	$12,225
2012	9,628
21,853
Less: imputed interest	(3,015)
Present value of net minimum lease payments	$18,838

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

The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and related standards for the accounting of the valuation of the common stock warrants issued as part of the private placement of common stock completed on December 29, 2009. Accordingly, the Company recorded a warrant liability upon the issuance of its common stock, equal to the estimated fair market value of the various features of the warrants.  The initial warrant liability of $75,000 represented a non-cash adjustment to the carrying value of the related financial instruments.  The warrants were exercisable upon issuance, and expired unexercised on December 29, 2010.  The liability was adjusted quarterly to the estimated fair market value based upon then current market conditions, and any change in the estimated fair market value was charged to the Company’s operating results.

The following assumptions were utilized to determine the estimated fair value of the warrants upon issue:

Expected volatility	142%
Contractual term	1 year
Risk free interest rate	0.47%
Expected dividend rate	0%

Common stock issued for services

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of January 31, 2011 the entire $1,800 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

On December 21, 2009 the Company agreed to convert to common stock certain amounts due an attorney who provides various legal services to the Company.  As a result, $15,000 of amounts due the attorney was converted to 85,714 shares of common stock at a price of $0.175 per share, which approximated the market value of the stock on the date of the transaction.

In February 2010, the Company appointed Mr. Richard Huebner to its Board of Directors.  The Company issued to Mr. Huebner 106,383 shares of the Company’s common stock as compensation for his commitment to serve on the Company’s board of directors.  The transaction was valued at $25,000, or $.235 per share based on the fair value of the stock on the transaction date.  Of the total transaction amount, $15,000 was considered as incentive to serve as a director, and as such the amount was charged to operations as stock compensation expense for the year ended October 31, 2010.  The remaining $10,000 was considered as compensation to be earned during his service in 2010.   As of January 31, 2011 the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

Also in February 2010, the Company issued 42,553 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2010.  The transaction was valued at $10,000, or $.235 per share based on the fair value of the stock on the transaction date.  As of January 31, 2011 the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

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

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  None of the contingencies have been met, and as a result, no stock-based compensation was recorded for the options for the three months ended January 31, 2011, or for the year ended October 31, 2010.  The fair value of the options will be recorded as stock-based compensation upon achievement of these contingencies. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2009	1,543,500	$0.08 to $0.81	8.29 years	$ 0.20
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2010	1,543,500	$0.08 to $0.81	7.60 years	$ 0.18
Options granted	-
Options exercised	-
Options expired	-
Balance at January 31, 2011	1,543,500	$0.08 to $0.81	6.35 years	$ 0.18
Exercisable at October 31, 2010	543,500	$0.08 to $0.81	4.48 years	$ 0.16
Exercisable at January 31, 2011	543,500	$0.08 to $0.81	4.23 years	$ 0.16

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

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of January 31, 2011 no services have been performed and no compensation has been paid under the agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of January 31, 2011 a total of $3,719 in cash and 7,880 shares of the Company’s common stock at an average price of $0.25 per share had been paid the consultant under the term of the agreement.

NOTE H: JOINT PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION AGREEMENTS

On May 29, 2010 the Company executed an Agreement with Mokshagundam Biotechnologies for the development of a medium formulation for growth of marine invertebrates as a potential food source.  Initially, a basal medium formulation consisting of macro nutritional substances is to be developed and this will be supplemented with growth factors commonly used in stem cell media formulations.  The Agreement provides for the Company to provide a pilot batch of medium for testing consisting of macro-nutritional support plus a mixture of common growth factors necessary for in-vitro support of self-renewal in stem cells of higher organisms.  This medium was delivered to Mokshagundam during fiscal year 2010.  The Agreement provided for a payment of $5,000 to the Company upon execution of the Agreement as an advance for the product development, and was received during the third quarter of fiscal year ended October 31, 2010.

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

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at January 31, 2011 and compares it to the Company’s financial condition at October 31, 2010.  It also discusses the Company’s results of operations for the three-month period ending January 31, 2011 and compares those results to the results of the three months ended January 31, 2010.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2010 under the caption, “Risk Factors.”  Most of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

During 2010 the Company gained working capital through sales of its securities and debt financing while continuing early stage commercialization of its stem cell related products, which resulted in modest increased product sales over prior reporting periods.  The Company continues to experience a working capital deficit and shortage of liquidity.  At January 31, 2011, the Company had a working capital deficit of $1,694,048, consisting of current assets of $33,382 and current liabilities of $1,727,430.  Of total current liabilities, $1,373,678 was comprised of accrued payroll expenses, primarily to our President.  This represents a decrease in working capital of $39,160 from fiscal year end October 31, 2010.  The decrease in working capital was mainly due to $34,466 in increased current liabilities due to operating expenses in excess of revenue from product sales.

Current assets decreased by $4,694 and current liabilities increased by $34,466 during the quarter ended January 31, 2011.  The decrease in current assets was due to decreased cash, while liabilities increased due to operating expenses in excess of revenues.  The Company reported a $1,622,288 deficit in shareholders’ equity at January 31, 2011, which was $36,548 more than the deficit reported at October 31, 2010.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the three months ended January 31, 2011, the Company’s financing activities provided $53,413 in cash to support our operating activities.  During that time, the Company’s operations used $54,569 in cash compared to $49,220 of cash used by operations during the three months ended January 31, 2010.  The Company reported an overall decrease in cash for the first three months of 2011 of $5,884 that was $42,265 less than the increase in cash for the first three months of 2010.  The increase in cash usage during the first quarter of 2011 was primarily due to increased expenses related to the filing of a new patent application related to the Company’s technology for the generation of stem cells. Cash raised from financing activities was derived through loans from the Company’s president and CEO.   Cash usage reflects a minimum cash requirement of about $13,370 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had lines of credit totaling $91,291 with $1,639 available in credit at January 31, 2011.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2010.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.   Management has continued its program to expand sales of its products and especially the MSCGro™ media product line that was shown to exhibit performance advances over competing products through a study conducted by the Company during the current reporting period (See Results of Operations for additional detail).   Our MSCGro™ media is now being evaluated by potential  accounts that are perceived by management to represent substantial sales opportunities for the Company. In addition, the Company is engaged in discussions with life science manufacturers & distributors that are also believed by management to represent a significant distribution opportunity for the Company’s MSCGro™ media product line.   An agreement to out-license the Company’s patented and patent-pending technology related to treatment of infertility is also advancing.  Management has conserved capital by reducing expenditures related to its operational activities and is implementing debt reduction activities to decrease interest expenses and monthly debt reduction payments..   The Company is also pursing other approaches to increase its capital resources such as combination with revenue-generating private entities, out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended January 31, 2011, the Company realized a net loss of $40,107 or $0.00 per share on $4,326 in revenue.  The net loss was $29,062 less than the net loss for the first quarter ended January 31, 2010.  The decrease net loss in the first quarter of 2011 compared to the same quarter in 2010 was primarily due to other income derived from the fair value of stock purchase warrants that expired during the reporting period.  Total operating expenses were $5,493 more in the first quarter 2011 than the comparable period in 2010.  Research and development expenses decreased by $3,225 and selling, general and administrative expenses increased by $5,493.

Current activities of the Company have shifted to manufacturing of its stem cell based product line and expansion of manufacturing capacity, while R&D efforts are directed towards development of new products to add to the commercial products presently available. During the quarter ended January 31, 2011, the Company completed an in-house study showing that its MSCGro™ stem cell culture media consistently improved mesenchymal stem cell growth, quality, potency and cellular recovery over leading competitors.   Furthermore, MSCGro™ also exhibits real time stability that exceeds 1 year while competitors published recommended usage periods are 2 weeks to 4 weeks, thus resulting in substantial cost savings and expanded usage opportunities to MSCGro™ customers. We intend to leverage these product advances into significant penetration of this market through alliances with major distributors of life science products and direct sales to key accounts.  The Company is engaged in discussions with prospective partners and intends to pursue development of these business relations to the full extent possible. These potential partners possess manufacturing capabilities and well-established, global distribution channels, but lack product offerings that are equivalent to the MSCGro™ stem cell media product line. Management looks for greater sales of its stem cell-based products during 2011, especially its MSCGro™ brand of stem cell media and the advanced stem cell testing products, including Lumenesc-Hu™ and LumiSTEM™, that were jointly developed and launched by Vitro and HemoGenix®, Inc. during 2010, although there can be no assurance such revenues will be realized.

Research and development expenses (R&D) were $42,182 during the first quarter of 2011, which was a decrease of $3,225 over the comparable period in 2010.  While the R& D necessary for launch of its initial products was completed in 2009, the Company continued development of its technology related to generation of induced pluripotent stem cells.  These activities resulted in the filling of an international patent application entitled, “Induced Pluripotent Stem Cells and Related Methods.”  This technology arose from prior R&D by the Company showing that a single gene could induce pluripotency in adult stem cells, while re-programming of somatic cells to pluripotency requires over-expression of three to four individual genes.  Additional R&D efforts are oriented towards expansion and improvement of the Company’s stem cell media products, especially so-called serum-free media.  These products do not contain animal or human serum, animal-derived components and are defined with regard to basic constituents.  Such media are critical to clinical applications and the Company desires to develop a line of stem cell media for clinical applications of stem cells in the treatment of various diseases.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: March 15, 2011	By: _/s/ James R. Musick
James R. Musick President, Chief Executive Officer and Chief Financial Officer