Form 10-Q
period 2011-04-30
VITRO DIAGNOSTICS INC
filed 2011-06-29
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

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

As of June 17, 2011, the Registrant had 18,478,995 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2011 and October 31, 2010, and its results of operations for the three and six month periods ended April 30, 2011 and 2010, its statement of changes of shareholders’ deficit for the period November 1, 2009 through April 30, 2011, and its cash flows for the six month periods ended April 30, 2011 and 2010.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	April 30, 2011	October 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$ 14,464	$ 17,313
Accounts receivable	1,005	270
Inventory, at cost	21,520	20,493
Total current assets	36,989	38,076
Equipment, net of accumulated depreciation of $69,310 and $60,570	39,693	47,933
Patents, net of accumulated amortization of $6,094 and $4,525 (Note A)	25,291	26,860
Deferred costs (Note A)	5,490	762
Other assets	1,449	2,449
Total assets	$ 108,912	$ 116,080
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligations (Note E)	$ 13,055	$ 14,028
Accounts payable	48,143	44,429
Accrued expenses	1,008	8,589
Advances and accrued interest payable to officer (Note B)	302,317	155,733
Accrued payroll expenses (Notes B and I)	1,171,368	1,350,053
Lines of credit (Note D)	34,952	90,832
Stock purchase warrants (Note F)	-	29,300
Total current liabilities	1,570,843	1,692,964
Long-term debt (Note E):
Capital lease obligations, less current maturities	1,460	8,856
Total liabilities	1,572,303	1,701,820
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H, I)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
18,478,995 shares issued and outstanding	18,479	18,380
Additional paid-in capital	5,341,654	5,312,853
Services prepaid with common stock	(5,000)	(3,559)
Accumulated deficit	(6,818,524)	(6,913,414)
Total shareholders' deficit	(1,463,391)	(1,585,740)
Total liabilities and shareholders' deficit	$ 108,912	$ 116,080

See accompanying notes to these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Three Months Ended
	April 30,
	2011	2010
Product sales	$ 4,782	$ 2,323
Cost of goods sold	(1,174)	(1,019)
Gross profit	3,608	1,304

Operating costs and expenses:
Research and development	27,563	48,991
Selling, general and administrative	30,657	38,184
Total operating costs and expenses	58,220	87,175
Loss from operations	(54,612)	(85,871)

Other income (expense):
Interest expense	(10,391)	(10,633)
Fair value of stock purchase warrants	-	16,600
License fee income (Note I)	10,000	-
Forgiveness of debt (Note I)	190,000	-

Income (loss) before income taxes	134,997	(79,904)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ 134,997	$ (79,904)

Net income (loss) per common share, basic	$ 0.01	$ (0.00)
Net income (loss) per common share, diluted	$ 0.01	$ (0.00)

Shares used in computing net income (loss) per common share:
Basic	18,383,360	17,920,498
Diluted	18,449,667	17,920,498

See accompanying notes to these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Six Months Ended
	April 30,
	2011	2010
Product sales	$ 9,108	$ 3,673
Cost of goods sold	(2,412)	(1,891)
Gross profit	6,696	1,782

Operating costs and expenses:
Research and development	69,745	94,398
Selling, general and administrative	50,362	52,396
Total operating costs and expenses	120,107	146,794
Loss from operations	(113,411)	(145,012)

Other income (expense):
Interest expense	(20,999)	(20,661)
Fair value of stock purchase warrants	29,300	16,600
License fee income (Note I)	10,000	-
Forgiveness of debt (Note I)	190,000	-

Income (loss) before income taxes	94,890	(149,073)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ 94,890	$ (149,073)

Net income (loss) per common share, basic	$ 0.01	$ (0.01)
Net income (loss) per common share, diluted	$ 0.01	$ (0.01)

Shares used in computing net income (loss) per common share:
Basic	18,381,635	17,674,160
Diluted	18,460,377	17,674,160

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2009	-	$ -	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$ (6,656,282)	$ (1,437,454)
Conversions of amounts due on account (Note F)	-	-	216,429	217	33,083	-	-	33,300
Sale of common stock and stock purchase warrants (Note F)	-	-	500,000	500	12,000	-	-	12,500
Private placement of common stock (Note F)	-	-	300,000	300	29,700	-	-	30,000
Common stock issued to director (Note F)	-	-	63,830	64	14,936	-	-	15,000
Common stock issued to directors for future services (Note F)	-	-	85,106	85	19,915	(20,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	18,046	-	18,046
Net loss for the year ended October 31, 2010	-	-	-	-	-	-	(257,132)	(257,132)
Balance, October 31, 2010	-	$ -	18,379,985	$ 18,380	$ 5,312,853	$ (3,559)	$ (6,913,414)	$ (1,585,740)
Prepaid services earned (Note F)	-	-	-	-	-	8,559	-	8,559
Common stock issued to director for future services (Note F)	-	-	99,010	99	9,901	(10,000)		-
Vesting of officer stock options (Note F)	-	-	-	-	18,900	-	-	18,900
Net income for the six months ended April 30, 2011	-	-	-	-	-	-	94,890	94,890
Balance, April 30, 2011 (unaudited)	-	$ -	18,478,995	$ 18,479	$ 5,341,654	$ (5,000)	$ (6,818,524)	$ (1,463,391)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Six Months Ended
	April 30,
	2011	2010
Cash Flows from operating activities:
Net income (loss)	$ 94,890	$ (149,073)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	10,309	9,766
Stock-based compensation	27,459	22,596
Fair value of stock purchase warrants	(29,300)	(16,600)
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(762)	(3,545)
(Decrease) increase in accounts payable and accrued expenses	(172,968)	57,672
Net cash used in operating activities	(70,372)	(79,184)
Cash flows from investing activities:
Purchases of equipment	(500)	(8,902)
Payments for patents and deferred costs	(4,728)	(4,376)
Net cash used in investing activities	(5,228)	(13,278)
Cash flows from financing activities:
Proceeds from advances from officer	137,000	14,200
(Payments) draws on lines of credit, net	(55,880)	(1,095)
Principal payments on capital lease	(8,369)	(6,888)
Proceeds from sale of common stock	-	87,500
Net cash provided by financing activities	72,751	93,717
Net change in cash	(2,849)	1,255
Cash, beginning of year	17,313	104
Cash, end of period	$ 14,464	$ 1,359
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 11,415	$ 15,944
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 20,000
Conversion of amounts due on account to common stock	$ -	$ 15,000
Issuance of stock purchase warrants	$ -	$ 75,000

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended April 30, 2011 is not necessarily indicative of the results to be expected for the year.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at April 30, 2011, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the president and chairman, as well as through various private placements of equity securities.  At various times during the six months ended April 30, 2011 and year ended October 31, 2010, the president and chairman advanced the Company a total of $190,900 for working capital on an “as needed” basis. In December 2009 the Company raised $87,500 through a private placement of common stock and warrants.  And in September 2010, the Company raised $30,000 in a private placement of common stock to two investors.  There is no assurance that these advances or equity offerings will continue in the future.

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

In March 2011, the Company formed a license agreement with a third party for its patented technology related to treatment of infertility.  The terms of this agreement included a license fee and royalties on any future sales derived from the patent license by the licensee.  The transaction resulted in a significant reduction of the Company’s accrued payroll obligation to a former employee.  See Note I for further discussion regarding this transaction.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At April 30, 2011 and October 31, 2010 no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At April 30, 2011 and October 31, 2010, finished goods included approximately $6,800 and $10,100, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	April 30, 2011	October 31, 2010
Raw materials	$ 9,588	$ 7,603
Finished goods	11,932	12,890
	$ 21,520	$ 20,493

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $8,740 and $8,199 for the six months ended April 30, 2011 and 2010, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $1,569 and $1,567 for the six months ended April 30, 2011 and 2010, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2011	$1,574
2012	3,144
2013	3,144
2014	3,144
2015	3,144
Thereafter	11,141
$25,292

The Company’s patents consisted of the following at April 30, 2011:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(6,904)
$25,291

The Company has incurred costs totaling $5,490 relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs are included as deferred patent costs in the accompanying balance sheet at April 30, 2011.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during the six months ended April 30, 2011.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $2,461 and $12,540 for the six months ended April 30, 2011 and 2010, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of April 30, 2011 and October 31, 2010, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the three and six months ended April 30, 2011, common stock equivalents included in computing diluted net income per common share included in-the-money stock options.  For the three and six months ended April 30, 2010, no common stock equivalents were included in the diluted per share calculations as all potentially dilutive securities were anti-dilutive due to the net losses in those periods.  Certain common stock options and warrants outstanding at April 30, 2011 and 2010, totaling 410,000 and 1,543,500 were not included in the diluted loss per share and generally represented out-of-the-money stock options and warrants, and were therefore anti-dilutive.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through October 31, 2010, the Company’s chief executive officer had advanced the Company a total of $139,682 used for working capital, and during the six months ended April 30, 2011 an additional $137,000 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $25,635 and $16,050 at April 30, 2011 and October 31, 2010, respectively.  The total advances plus accrued interest totaling $302,317 and $155,733 at April 30, 2011 and October 31, 2010, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its CEO.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011 the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control given exercise of underlying stock options and also includes severance provisions.

As a result of the patent licenses agreement on March 29, 2011, a contingency was met and as a result, 100,000 common stock options became vested.  These options are exercisable at $.19 per share and expire in July 2018.  As a result, $18,900 of stock based compensation was recorded at March 29, 2011.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company accrued the salaries of its CEO through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,171,368 and $1,350,053 at January 31, 2011 and October 31, 2010, respectively.  His accrued salaries totaled $1,125,482 and $1,099,982 as of April 30, 2011 and October 31, 2010, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

On March 30, 2011 the Company licensed two of its existing patents to a former executive officer.  The transaction included license fees totaling $10,000, and a forgiveness of previously accrued payroll amounts due the former officer of $190,000.  This transaction is further discussed in Note I.

His accrued salaries totaled $200,833 and $833 at October 31, 2010 and April 30, 2011, respectively.

Total accrued payroll taxes on the above salaries totaled $45,053 and $49,238 at April 30, 2011 and October 31, 2010, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the president’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,

2011	$ 11,190
2012	22,380
2013	14,920
$ 48,490

The total rental expense was $13,247 and $10,955 for the six months ended April 30, 2011 and 2010, respectively.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,481 was unused at April 30, 2011.  The interest rate on the credit line was 18.00% at April 30, 2011.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At April 30, 2011 the Company also had three credit cards with a combined credit limit of $27,700, of which $3,760 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%.  All other credit cards previously used by the Company have been paid off and closed.

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

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31,
2011	$6,877
2012	9,628
16,505
Less: imputed interest	(1,990)
Present value of net minimum lease payments	$14,515

The president of the Company has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at April 30, 2011.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Sales of common stock

In September 2010, the Company sold 300,000 shares of its common stock to two investors for $30,000, or $.10 per share.  The transaction was recorded at fair value, which was determined to be 83% of the quoted market price on the day prior to the negotiated sale of stock, due to the restricted nature of the shares.

Sale of Common Stock and Warrants

On December 29, 2009 the Company sold an aggregate of 500,000 shares of common stock together with an aggregate of 500,000 warrants for $87,500 to three investors.  The warrants were exercisable for a period of twelve months from the date of issuance to purchase an additional 500,000 shares of common stock at an exercise price of $0.175 per share.

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

Common stock issued for services

On April 27, 2011, the Company issued 99,010 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2011.  The transaction was valued at $10,000, or $.101 per share, which approximated the market value of the stock on the date of the transaction.  As of April 30, 2011, $5,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

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

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of April 30, 2011 the entire $1,800 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements of March 29, 2011 as discussed in Note _, a contingency was met resulting in the vesting of 100,000 of these options.  As such, the Company recorded $18,900 in stock based compensation on March 29, 2011.  None of the other contingencies have been met as of April 30, 2011. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2009	1,543,500	$0.08 to $0.81	8.29 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2010	1,543,500	$0.08 to $0.81	7.60 years	$0.17
Options granted	-
Options exercised	-
Options expired	11,000	$0.60 to $0.81	-	$0.66
Balance at April 30, 2011	1,532,500	$0.08 to $0.45	6.35 years	$0.18
Exercisable at October 31, 2010	543,500	$0.08 to $0.81	4.48 years	$0.16
Exercisable at April 30, 2011	632,500	$0.08 to $0.81	4.56 years	$0.15

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

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of April 30, 2011 no services have been performed and no compensation has been paid under the agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of April 30, 2011 a total of $3,719 in cash and 7,880 shares of the Company’s common stock at an average price of $0.25 per share had been paid the consultant under the term of the agreement.

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

NOTE I: PATENT LICENSE AGREEMENT

Effective March 30, 2011, the Company entered into a Technology License, License Option and Technical Assistance Agreement with a former officer of the Company, granting him an exclusive license covering two of the Company’s patents: United States Patent Number 5,990,288, Method for Purifying FSH and United States Patent Number 6,458,593 B1, Immortalized Cell Lines and Methods of Making The Same.  The patents are related to treatment of infertility and know-how relating to the commercial production and cellular generation of the hormone, follicle-stimulating hormone and related gonadotropin hormones for use in the treatment of infertility in both humans and animals.  In addition, the License grants the exclusive option to license a pending patent application for the commercial production of clinical grade gonadotropin hormones and, in addition, the Company’s intellectual property related to generation of crude materials containing gonadotropin hormones from certain cellular sources. The License has an initial term of five years and shall be automatically renewed for additional two year periods until terminated by either party; however, the license can be terminated after two and one-half years if there have been no sales of licensed products.

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5 % of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.

NOTE J: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at April 30, 2011 and compares it to the Company’s financial condition at October 31, 2010.  It also discusses the Company’s results of operations for the three and six-month period ending April 30, 2011 and 2010.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

During its second fiscal quarter 2011, the Company gained working capital through elimination of debt and patent license fees derived through out-licensing of two  patents.  Debt financing was also used to refinance debt obligations that resulted in reduced interest expenses and debt service payments. Expenses were further reduced by reduction of deferred salary.  On March 30, 2011, the Company entered into Technology License, License Option and Technical Assistance Agreement with James T. Posillico, Ph.D. (“Licensee”) granting exclusive license covering two of the Company’s patents (US 5,990,288 & US 6,458,593 B1).  These patents provide proprietary technology and products with application to treatment of infertility through use of the hormone FSH. The License also grants the Licensee an option to use of another pending patent of the Company’s in the treatment of infertility.  In consideration of the rights and licenses granted, the Licensee paid the

Company a non-refundable payment of $10,000, as a reduction in a prior liability of the Company to the Licensee for deferred salary.  Also, the Licensee forgave prior deferred salary debts in the amount of $190,000.  In addition, there is a royalty payment of three percent (3%) of the gross sales of all licensed products made, used, sold, offered for sale, imported, leased, or otherwise transferred by or on behalf of the licensee during the first year following sales of licensed product.  The royalty payment is 4% of gross sales in the second and 4.5% in the third year following sales and remains at 4.5% throughout the remaining term of the agreement.  As a result of the license fee and debt forgiveness, the Company realized a $200,000 increase in working capital that was offset by increased operating expenses incurred during the quarter.

At April 30, 2011, the Company had a working capital deficit of $1,533,854, consisting of current assets of $36,989 and current liabilities of $1,570,843.  This represents an increase in working capital of $121,034 from fiscal year end October 31, 2010.  The increase in working capital was mainly due to decreased deferred salary expense.

Current assets decreased by $1,087 and current liabilities decreased by $122,121 during the quarter ended April 30, 2011.  The decrease in current assets was due to decreased cash, while liabilities decreased due to debt reduction arising from patent license fees.  The Company reported a $1,463,391 total shareholders’ deficit at April 30, 2011, which was $122,349 less than the deficit reported at October 31, 2010.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the six months ended April 30, 2011, the Company’s financing activities provided $72,751 in cash to support our operating activities.  During that time, the Company’s operations used $70,372 in cash compared to $79,184 of cash used by operations during the six months ended April 30, 2010.  The decrease in cash used in operations during the first half of 2011 was primarily due to decreased salary expense. Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects a minimum cash requirement of about $12,000 per month for operations.  Cash requirements for operations have recently been reduced by debt refinancing and reduction in deferred salary to its President.

The Company had lines of credit and credit cards facilities totaling $40,200 with $5,241 available in credit at April 30, 2011.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2010.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.   Management has continued its program to expand sales of its products and especially the MSC-Gro™ Media product line that was shown to exhibit performance advances over competing products.   Our MSC-Gro™ Media has also been successfully evaluated by key accounts that are perceived by Management to represent substantial sales opportunities for the Company. In addition, the Company is engaged in discussions and product evaluations with a life science manufacturer & distributor that is also believed by Management to represent a significant

distribution opportunity for the Company’s MSC-Gro™ Media product line.   We completed a license of the Company’s patented and patent-pending technology related to treatment of infertility during this reporting period as described elsewhere in this report.  Management has conserved capital by reducing expenditures related to its operational activities and is implementing debt reduction activities to decrease interest expenses and debt service payments.  This enables the Company to gain profitability quickly and sustain earnings growth as product sales expand.   The Company is also pursing other approaches to increase its capital resources such as combination with revenue-generating private entities, out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended April 30, 2011, the Company realized net income of $134,997 or $0.01 per share.  The net income was $214,901 more than the net loss for the three months ended April 30, 2010.  The increase in net income in the second quarter of 2011 compared to the same quarter in 2010 was primarily due to other income derived from the license fee and forgiveness of debt obtained in exchange for an exclusive license to two of the Company’s US patents related to treatment of infertility. Total operating expenses were $28,955 less in the second quarter 2011 than the comparable period in 2010.  Research and development expenses decreased by $21,428 and selling, general and administrative expenses decreased by $7,527.

During the six months ended April 30, 2011, the Company realized net income of $94,890 or $0.01 per share.  The net income in the first half of 2011 was $243,963 more than the loss reported during the six month period ended April 30, 2010.  The increased net income was due to primarily due to license fee income and the increase in the stock purchase warrant valuation due to expiration of warrants.

Current activities of the Company have shifted to manufacturing of its stem cell based product line and expansion of manufacturing capacity, while R&D efforts are directed towards development of new products to add to the commercial products presently available. During the quarter ended April 30, 2011, the Company expanded its product line to include MSC-Gro™ Media suitable for use in clinical studies.  Numerous investigations have shown the clinical value of mesenchymal stem cells in treatment of a variety of medical conditions, for example, diseases or injuries of the joints, cerebral palsy, autoimmune disorders, and enlarged heart resulting from prior heart attack, etc.  Thus, the Company’s availability of clinical grade media opens opportunities for use of our MSC-Gro™ Media in clinical applications.  Management views this component of its target market to be significant and plans to further expand its product line and regulatory approvals of its clinical grade MSC-Gro™ Media.  The Company intends on pursuing FDA regulatory filings seeking appropriate approvals for clinical use of its media in the United States. These products are classified as medical devices and the regulatory requirements are less rigorous than those required for approvals of drugs or biologics but could present obstacles for clinical use of our products in the United States. There are also substantial markets that the Company is pursuing in other countries besides the US.  These efforts have also been stimulated by recent advances in formulations of the Company’s MSC-Gro™ stem cell media whereby the Company can provide its customer’s dry powder which is then reconstituted in high purity water by the customer.  Management views this development together with the strong competitive performance advantages of our media as key components in growth of its offshore business.  To complement these advances, during its second fiscal quarter 2011, the Company established an ongoing dialogue and related activities with several additional prospective partners who are interested in using or distributing the Company’s products.  Management intends to pursue development of the sales of stem cell products to the full extent possible given its resources.

Research and development expenses (R&D) were $69,745 during the first half of 2011, which was a decrease of $24,653 over the comparable period in 2010.  Most of this decrease in R&D expense is due to salary reduction. While the R& D necessary for launch of its initial products was completed in 2009, the Company continued development of its technology related to expansion of its product line during the second fiscal quarter of 2011. In addition to line extensions described previously, the Company is also developing in-house manufacturing of some of its critical raw materials as a means of improving its profit margins.  The Company’s management team has considerable current and prior experience in such operations.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: June 28, 2011	By: __/s/ James R. Musick____ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer