Form 10-Q
period 2011-07-31
VITRO DIAGNOSTICS INC
filed 2011-09-14
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of September 12, 2011, the Registrant had 18,528,995 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2011 and October 31, 2010, and its results of operations for the three and nine month periods ended July 31, 2011 and 2010, its statement of changes of shareholders’ deficit for the period November 1, 2009 through July 31, 2011, and its cash flows for the nine month periods ended July 31, 2011 and 2010.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	July 31, 2011	October 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$ 1,800	$ 17,313
Accounts receivable	2,372	270
Inventory, at cost	21,770	20,493
Total current assets	25,942	38,076
Equipment, net of accumulated depreciation of $73,762 and $60,570	35,241	47,933
Patents, net of accumulated amortization of $6,879 and $4,525 (Note A)	24,506	26,860
Deferred costs (Note A)	5,543	762
Other assets	1,449	2,449
Total assets	$ 92,681	$ 116,080
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligations (Note E)	$ 9,737	$ 14,028
Accounts payable	50,581	44,429
Accrued expenses	6,753	8,589
Advances and accrued interest payable to officer (Note B)	334,017	155,733
Accrued payroll expenses (Note B)	1,174,518	1,350,053
Lines of credit (Note D)	34,175	90,832
Stock purchase warrants (Note F)	-	29,300
Total current liabilities	1,609,781	1,692,964
Long-term debt (Note E):
Capital lease obligations, less current maturities	1,461	8,856
Total liabilities	1,611,242	1,701,820
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
18,478,995 and 18,379,985 shares issued and outstanding	18,529	18,380
Additional paid-in capital	5,346,604	5,312,853
Services prepaid with common stock	(7,083)	(3,559)
Accumulated deficit	(6,876,611)	(6,913,414)
Total shareholders' deficit	(1,518,561)	(1,585,740)
Total liabilities and shareholders' deficit	$ 92,681	$ 116,080

See accompanying notes to these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Three Months Ended July 31, 2011	For the Three Months Ended July 31, 2010
Product sales	$ 1,759	$ 5,892
Cost of goods sold	(651)	(2,634)
Gross profit	1,108	3,258

Operating costs and expenses:
Research and development	35,885	39,661
Selling, general and administrative	13,379	18,752
Total operating costs and expenses	49,264	58,413
Loss from operations	(48,156)	(55,155)

Other income (expense):
Interest expense	(9,931)	(10,373)
Fair value of stock purchase warrants	-	26,070
License fee income( Note I)	-	-
Forgiveness of debt (Note I)	-	-

Income (loss) before income taxes	(58,087)	(39,458)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (58,087)	$ (39,458)

Net income (loss) per common share, basic	$ (0.00)	$ (0.00)
Net income (loss) per common share, diluted	$ (0.00)	$ (0.00)

Shares used in computing net income (loss) per common share:
Basic	18,519,654	17,949,270
Diluted	18,519,654	17,949,270

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Nine Months Ended July 31, 2011	For the Nine Months Ended July 31, 2010
Product sales	$ 10,867	$ 9,565
Cost of goods sold	(3,063)	(4,525)
Gross profit	7,804	5,040

Operating costs and expenses:
Research and development	105,630	134,059
Selling, general and administrative	63,741	71,148
Total operating costs and expenses	169,371	205,207
Loss from operations	(161,567)	(200,167)

Other income (expense):
Interest expense	(30,930)	(31,034)
Fair value of stock purchase warrants	29,300	42,670
License fee income	10,000	-
Forgiveness of debt	190,000	-

Income (loss) before income taxes	36,803	(188,531)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ 36,803	$ (188,531)

Net income (loss) per common share, basic	$ 0.00	$ (0.01)
Net income (loss) per common share, diluted	$ 0.00	$ (0.01)

Shares used in computing net income (loss) per common share:
Basic	18,428,169	17,767,212
Diluted	18,497,551	17,767,212

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit
						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2009	-	$ -	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$(6,656,282)	$(1,437,454)
Conversions of amounts due on account (Note F)	-	-	216,429	217	33,083	-	-	33,300
Sale of common stock and stock purchase warrants (Note F)	-	-	500,000	500	12,000	-	-	12,500
Private placement of common stock (Note F)	-	-	300,000	300	29,700	-	-	30,000
Common stock issued to director (Note F)	-	-	63,830	64	14,936	-	-	15,000
Common stock issued to directors for future services (Note F)	-	-	85,106	85	19,915	(20,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	18,046	-	18,046
Net loss for the year ended October 31, 2010	-	-	-	-	-	-	(257,132)	(257,132)
Balance, October 31, 2010	-	$ -	18,379,985	$ 18,380	$ 5,312,853	$ (3,559)	$(6,913,414)	$(1,585,740)
Prepaid services earned (Note F)	-	-	-	-	-	8,559	-	8,559
Common stock issued to director for future services (Note F)	-	-	99,010	99	9,901	(10,000)	-	-
Vesting of officer stock options (Note F)	-	-	-	-	18,900	-	-	18,900
Common stock issued to SAB member for future services (Note F)	-	-	50,000	50	4,950	(5,000)	-	-
Net income for the nine months ended July 31, 2011	-	-	-	-	-	-	36,803	36,803
Balance, July 31, 2011 (unaudited)	-	$ -	18,528,995	$ 18,529	$ 5,346,604	$ (10,000)	$ (6,876,611)	$(1,521,478)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Nine Months Ended July 31,	For the Nine Months Ended July 31,
	2011	2010
Cash Flows from operating activities:
Net income (loss)	$ 36,803	$ (188,531)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	15,546	14,824
Stock-based compensation	30,376	27,821
Fair value of stock purchase warrants	(29,300)	(42,670)
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(2,379)	(7,958)
(Decrease) increase in accounts payable and accrued expenses	(154,435)	91,248
Net cash used in operating activities	(103,389)	(105,266)
Cash flows from investing activities:
Purchases of equipment	(500)	(9,674)
Payments for patents and deferred costs	(4,781)	(4,376)
Net cash used in investing activities	(5,281)	(14,050)
Cash flows from financing activities:
Proceeds from advances from officer	161,500	42,200
(Payments) draws on lines of credit, net	(56,657)	540
Principal payments on capital lease	(11,686)	(10,435)
Proceeds from sale of common stock	-	87,500
Net cash provided by financing activities	93,157	119,805
Net change in cash	(15,513)	489
Cash, beginning of year	17,313	104
Cash, end of period	$ 1,800	$ 593
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 14,146	$ 24,430
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 15,000	$ 20,000
Conversion of amounts due on account to common stock	$ -	$ 15,000
Issuance of stock purchase warrants	$ -	$ 75,000

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended July 31, 2011 is not necessarily indicative of the results to be expected for the year.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at July 31, 2011, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the president and chairman, as well as through various private placements of equity securities.  At various times during the nine months ended July 31, 2011 and year ended October 31, 2010, the president and chairman advanced the Company a total of $215,400 for working capital on an “as needed” basis. In December 2009 the Company raised $87,500 through a private placement of common stock and warrants.  And in September 2010, the Company raised $30,000 in a private placement of common stock to two investors.  There is no assurance that these advances or equity offerings will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At July 31, 2011 and October 31, 2010 no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At July 31, 2011 and October 31, 2010, finished goods included approximately $6,500 and $10,100, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	July 31, 2011	October 31, 2010
Raw materials	$ 10,456	$ 7,603
Finished goods	11,314	12,890
	$ 21,770	$ 20,493

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

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over the assets’ estimated useful lives using the straight-line method.  Depreciation expense totaled $13,192 and $12,473 for the nine months ended July 31, 2011 and 2010, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $2,354 and $2,351 for the nine months ended July 31, 2011 and 2010, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2011	$786
2012	3,144
2013	3,144
2014	3,144
2015	3,144
Thereafter	11,144
$24,506

The Company’s patents consisted of the following at July 31, 2011:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(6,879)
$24,506

The Company has incurred costs totaling $5,543 relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs are included as deferred patent costs in the accompanying balance sheet at July 31, 2011.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during the nine months ended July 31, 2011.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $5,335 and $13,080 for the nine months ended July 31, 2011 and 2010, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of July 31, 2011 and October 31, 2010, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the three and nine months ended July 31, 2011, common stock equivalents included in computing diluted net income per common share included in-the-money stock options.  For the three months ended July 31, 2011 and 2010, and for the nine months ended July 31, 2010, no common stock equivalents were included in the diluted per share calculations as all potentially dilutive securities were anti-dilutive due to the net loss in the periods.  For the nine months ended July 31, 2011, common stock equivalents totaling 69,382 were included in the diluted per share calculation, and represented certain in-the-money common stock options.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through October 31, 2010, the Company’s chief executive officer had advanced the Company a total of $139,682 used for working capital, and during the nine months ended July 31, 2011 an additional $161,500 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $32,835 and $16,050 at July 31, 2011 and October 31, 2010, respectively.  The total advances plus accrued interest totaling $334,017 and $155,733 at July 31, 2011 and October 31, 2010, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its CEO.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011 the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.

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

The Company accrued the salaries of its CEO through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,174,518 and $1,350,053 at July 31, 2011 and October 31, 2010, respectively.  His accrued salaries totaled $1,128,482 and $1,099,982 as of July 31, 2011 and October 31, 2010, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

On March 30, 2011 the Company licensed two of its existing patents to a former executive officer.  The transaction included license fees totaling $10,000, and a forgiveness of previously accrued payroll amounts due the former officer of $190,000.  This transaction is further discussed in Note I.

His accrued salaries totaled $200,833 and $833 at October 31, 2010 and July 31, 2011, respectively.

Total accrued payroll taxes on the above salaries totaled $45,203 and $49,238 at July 31, 2011 and October 31, 2010, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the president’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,
2011	$ 5,595
2012	22,380
2013	14,920
$ 42,895

The total rental expense was $19,666 and $19,356 for the nine months ended July 31, 2011 and 2010, respectively.

Other

The president has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended:

	October 31, 2010	October 31, 2009
Benefit related to U.S. federal statutory graduated rate	-28.37%	-29.48%
Benefit related to State income tax rate, net of federal benefit	-3.32%	-3.27%
Accrued officer salaries	11.32%	10.46%
Net operating loss for which no tax benefit is currently available	20.37%	22.29%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31, 2010	October 31, 2009
Net operating loss and tax credit carry forwards	$1,522,860	$1,445,310
Accrued officer salaries	500,330	466,280
Deferred tax asset (before valuation allowance)	$2,023,190	$1,911,591

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,676 was unused at July 31, 2011.  The interest rate on the credit line was 18.00% at July 31, 2011.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At July 31, 2011 the Company also had three credit cards with a combined credit limit of $27,700, of which $4,340 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%.  All other credit cards previously used by the Company have been paid off and closed.

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

In July 2009, the Company entered into a capital lease agreement, also for the acquisition of laboratory equipment.  The Company was obligated to make monthly payments of $570 through June 2011.  This obligation was fully paid at July 31, 2011.

Year ended October 31,
2011	$2,807
2012	9,628
12,435
Less: imputed interest	(1,237)
Present value of net minimum lease payments	$11,198

The president of the Company has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at July 31, 2011.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

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

Common stock issued for services

On May 18, 2011, the Company appointed Mr. Duane Knight, CPA, to its Scientific Advisory Board (“SAB”).  Concurrently, the Company issued 50,000 shares of the Company’s common stock to him as compensation to be earned during his two years of service on the SAB.  The transaction was valued at $5,000, or $.10 per share, which approximated the market value of the stock on the date of the transaction.  As of July 31, 2011, $417 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

On April 27, 2011, the Company issued 99,010 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2011.  The transaction was valued at $10,000, or $.101 per share, which approximated the market value of the stock on the date of the transaction.  As of July 31, 2011, $7,500 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

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

In February 2010, the Company appointed Mr. Richard Huebner to its Board of Directors.  The Company issued to Mr. Huebner 106,383 shares of the Company’s common stock as compensation for his commitment to serve on the Company’s board of directors.  The transaction was valued at $25,000, or $.235 per share based on the fair value of the stock on the transaction date.  Of the total transaction amount, $15,000 was considered as incentive to serve as a director, and as such the amount was charged to operations as stock compensation expense for the year ended October 31, 2010.  The remaining $10,000 was considered as compensation to be earned during his service in 2010.   As of July 31, 2011 the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

Also in February 2010, the Company issued 42,553 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2010.  The transaction was valued at $10,000, or $.235 per share based on the fair value of the stock on the transaction date.  As of July 31, 2011 the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

On December 21, 2009 the Company agreed to convert to common stock certain amounts due an attorney who provides various legal services to the Company.  As a result, $15,000 of amounts due the attorney was converted to 85,714 shares of common stock at a price of $0.175 per share, which approximated the market value of the stock on the date of the transaction.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of July 31, 2011 the entire $1,800 had been expensed, and is reflected in “Services paid with common stock” in the accompanying condensed balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a stock option to its president to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements of March 29, 2011 as discussed in Note I, a contingency was met resulting in the vesting of 100,000 of these options.  As such, the Company recorded $18,900 in stock based compensation on March 29, 2011.  None of the other contingencies have been met as of July 31, 2011. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

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

The following schedule summarizes the changes in the Company’s stock options:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2009	1,543,500	$0.08 to $0.81	8.29 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2010	1,543,500	$0.08 to $0.81	7.60 years	$0.17
Options granted	-
Options exercised	-
Options expired	15,000	$0.42 to $0.81	-	$0.48
Balance at July 31, 2011	1,528,500	$0.08 to $0.45	5.91 years	$0.17
Exercisable at October 31, 2010	543,500	$0.08 to $0.81	4.48 years	$0.16
Exercisable at July, 2011	628,500	$0.08 to $0.35	4.34 years	$0.14

NOTE G: CONSULTING AGREEMENTS

On May 13, 2011 the Company entered into a consulting agreement with a former member of the Company’s Scientific Advisory Board.  The agreement provides for the consultant’s assistance in molecular biology and related areas needed for commercialization of the Company’s stem cell product lines, as requested by management, at a compensation rate of $50 per hour.  For the three and nine months ended July 31, 2011, the consultant had billed the Company a total of $500 in connection with this agreement.

On July 27, 2009 the Company entered into a consulting agreement with SK Helsel & Associates LLC to provide certain public relations and media services.  The agreement provides compensation in the total amount of $2,500 per press release, to be paid with a combination of common stock and cash.  The agreement also provides for other related hourly based consulting services to be provided on an as-needed basis as requested by Vitro.  As of July 31, 2011 a total of $3,719 in cash and 7,880 shares of the Company’s common stock at an average price of $0.25 per share had been paid the consultant under the term of the agreement.

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of July 31, 2011 no services have been performed and no compensation has been paid under the agreement.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at July 31, 2011 and compares it to the Company’s financial condition at October 31, 2010.  It also discusses the Company’s results of operations for the three and nine-month period ending July 31, 2011 and 2010.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

During its second fiscal quarter 2011, the Company gained working capital through elimination of debt and patent license fees derived through out-licensing of two patents.  Debt financing was also used to refinance debt obligations that resulted in reduced interest expenses and debt service payments. Expenses were further reduced by reduction of deferred salary. Debt obligations of the Company were further reduced during its 3rd fiscal quarter, 2011, through payoff of an equipment lease resulting in elimination of $8,280/year in principal and interest payments.  On March 30, 2011, the Company entered into Technology License, License Option and Technical Assistance Agreement with James T. Posillico, Ph.D. (“Licensee”) granting exclusive license covering two of the Company’s patents (US 5,990,288 & US 6,458,593 B1).  These patents provide proprietary technology and products with application to treatment of infertility through use of the hormone FSH. The License also grants the Licensee an option to use of another pending patent of the Company’s in the treatment of infertility.  In consideration of the rights and licenses granted, the Licensee paid the Company a non-refundable payment of $10,000, as a reduction in a prior liability of the Company to the Licensee for deferred salary.  Also, the Licensee forgave prior deferred salary debts in the amount of $190,000.  In addition, there is a royalty payment of three percent (3%) of the gross sales of all licensed products made, used, sold, offered for sale, imported, leased, or otherwise transferred by or on behalf of the licensee during the first year following sales of licensed product.  The royalty payment is 4% of gross sales in the second and 4.5% in the third year following sales and remains at 4.5% throughout the five year term of the agreement.  As a result of the license fee and debt forgiveness, the Company realized a $200,000 increase in working capital that was offset by increased operating expenses incurred during its second and third quarter.

At July 31, 2011, the Company had a working capital deficit of $1,583,839, consisting of current assets of $25,942 and current liabilities of $1,609,781.  This represents an increase in working capital of $71,049 from fiscal year end October 31, 2010.  The increase in working capital was mainly due to decreased deferred salary expense that was partially offset by operating expenses.

At July 31, 2011, current assets decreased by $12,134 and current liabilities decreased by $83,183 from October 31, 2010.  The decrease in current assets was due to decreased cash, while liabilities decreased due to debt reductions as discussed elsewhere.  The Company reported a $1,518,561 total shareholders’ deficit at July 31, 2011, which was $67,179 less than the deficit reported at October 31, 2010.  The majority of the working capital deficit ($1,508,535) is substantially attributed to accrued officer salaries and notes due to the president and CEO.

During the nine months ended July 31, 2011, the Company’s financing activities provided $93,157 in cash to support our operating activities.  During that time, the Company’s operations used $103,389 in cash compared to $105,266 of cash used by operations during the nine months ended July 31, 2010.   Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects a minimum cash requirement of about $11,500 per month for operations.  Cash requirements for operations have recently been reduced by debt reductions and a reduction in deferred salary requirements to its President.

The Company had lines of credit totaling $34,175 with $6,017 available in credit at July 31, 2011.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.   Management has continued its program to expand sales of its products and especially the MSC-Gro™ Media product line that was shown to exhibit performance advances over competing products.   Our MSC-Gro™ Media has also been successfully evaluated by key accounts that are perceived by Management to represent substantial sales opportunities for the Company. In addition, the Company is engaged in discussions and product evaluations with a life science manufacturer & distributor that is also believed by Management to represent a significant distribution opportunity for the Company’s MSC-Gro™ Media product line.  During its 3rd quarter, the Company launched an expanded line of stem cell products for research and clinical development and a new product catalog for 2011.  These new products were introduced through a webinar presentation to interested scientists/prospective customers during the latter portion of our 3rd quarter.  We believe the new product launches will enhance our product sales revenues, as early as the fourth quarter of fiscal 2011, and management plans additional activities to market these newly launched products. We completed a license of the Company’s patented and patent-pending technology related to treatment of infertility during this reporting period as described elsewhere in this report.  Management has conserved capital by reducing expenditures related to its operational activities and is implementing debt reduction activities to decrease interest expenses and debt service payments.  We believe this enables the Company to gain profitability more quickly and sustain earnings growth as our product sales expand.   The Company is also pursing other approaches to increase its capital resources such as combination with revenue-generating private entities, out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended July 31, 2011, the Company realized a net loss of ($58,087) or ($0.00) per share on $1,759 in revenue.  The net loss was $18,629 more than the net loss for the three months ended July 31, 2010.  The increase in net loss was primarily due to other income representing the change in fair value of certain stock purchase warrants that originated in December 2009, which was not present in 2011. The warrants expired unexercised in December 2010.  Total operating expenses were $9,149 less in the third quarter 2011 than the comparable period in 2010.  Research and development expenses decreased by $3,776 and selling, general and administrative expenses decreased by $5,373.  These decreases were predominantly due to reduced deferred officer salary.

During the nine months ended July 31, 2011, the Company realized net income of $36,803 or $0.00 per share on $10,867 in revenue.  The net income in the first nine months of 2011 was $225,334 more than the loss reported during the nine-month period ended July 31, 2010.  The increased net income was due to primarily due to license fee income, forgiveness of debt, and the change in the fair value of certain stock purchase warrants as discussed above.

Current activities of the Company have shifted to marketing of its stem cell based product line. During the quarter ended July 31, 2011, the Company expanded its product line considerably, produced and released its new product catalog featuring an expanded menu of products within its product areas of human mesenchymal stem cells & derivatives, specialized cell culture media called MSC-Gro™ Media and assay kits for determination of stem cell quality, potency and response to toxic agents.  The latter products are jointly manufactured by the Company and its strategic partner, HemoGenix, Inc.  The new product offerings include MSC-Gro™ Media suitable for use in clinical studies.  Numerous investigations have shown the clinical value of mesenchymal stem cells in treatment of a variety of medical conditions, for example, diseases or injuries of the joints, cerebral palsy, autoimmune disorders, and enlarged heart resulting from prior heart attack, etc.  Thus, the Company’s availability of clinical grade media opens opportunities for use of our MSC-Gro™ Media in clinical applications.  Management views this component of its target market to be significant and plans to further expand its product line and regulatory approvals of its clinical grade MSC-Gro™ Media given the limitations of its resources.  There are also substantial markets that the Company is pursuing in other countries besides the US.  These efforts have also been stimulated by recent advances in formulations of the Company’s MSC-Gro™ stem cell media whereby the Company can provide its customer’s dry powder which is then reconstituted in high purity water by the customer.  Management views this development together with the strong competitive performance advantages of our media as key components in growth of its offshore business.  To complement these advances the Company established an ongoing dialogue and related activities with additional prospective partners who are interested in using or distributing the Company’s products.  Management intends to pursue development of the sales of stem cell products to the full extent possible..  However, there are no assurances that these efforts will be successful given the Company’s limited resources, the competitive landscape and present global economic uncertainties.

R&D efforts are directed towards improvements of existing products and development of new products to add to the commercial products presently available. Research and development expenses (R&D) were $105,630 during the first nine months of 2011, which was a decrease of $28,429 over the comparable period in 2010.  Most of this decrease in R&D expense is due to salary reduction. While the R& D necessary for launch of its initial products was completed in 2009, the Company continued development of its technology related to expansion and improvements of its product line during the third fiscal quarter of 2011. In addition to line extensions described previously, the Company is also developing in-house manufacturing of some of its critical raw materials as a means of improving its profit margins.  However, the key goal is attainment of profitable operations and more efforts are focused on increased product revenues through sales of existing products.

The Company also added an expert in corporate finance to its Scientific Advisory Board during its 3rd quarter, Mr Duane Knight, CPA.  Mr. Knight has more than twenty-five years experience in consulting, accounting and corporate finance.  He is presently Operational Chief Financial Officer of Neuromonics, Inc. a medical device company that manufactures and distributes an FDA-approved and patented device to treat tinnitus, ringing in the ears, to global markets.  He has an accomplished record in business finance including partnership of a Denver, CO-based investment bank, CFO of another medical device firm and owner of a public accounting and consulting firm.  Mr. Knight was brought in to assist in the ongoing business development activities of the Company, especially as related to turn-around to profitability and the achievement of sustained earnings growth and other relevant financial activities.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: September 14, 2011	By: _/s/ James R. Musick___ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer