Form 10-Q/A
period 2011-07-31
VITRO DIAGNOSTICS INC
filed 2011-10-12
CIK 793171

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [  ]

As of September 12, 2011, the Registrant had 18,528,995 shares of its Common Stock outstanding ..

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”) of Vitro Diagnostics, Inc. is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 15, 2011) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

Item 6.

Exhibits

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed September 14, 2011.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRO DIAGNOSTIC, INC.

Date: September 23, 2011	By: __/s/ James R. Musick__ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed September 14, 2011.