Form 10-K
period 2011-10-31
VITRO DIAGNOSTICS INC
filed 2012-02-13
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[___] Yes   [_x_]  No

State issuer's revenue for its most recent fiscal year:  $22,999.

The aggregate market value of the 12,836,677 shares of voting stock held by non-affiliates of the Company at January 24, 2012, calculated by taking the last sales price of the Company's common stock of $0.04 on January 12, 2012 was $513,467.08.

The number of shares outstanding of the issuer’s common equity as of January 24, 2012 was 18,528,995.

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

PART I

ITEM 1.

 BUSINESS

History

Vitro Diagnostics, Inc. ("we" “Vitro” or the "Company") was incorporated under the laws of the State of Nevada on February 3, 1986.  From November 1990 to July 31, 2000, the Company was engaged in the development, manufacture and distribution of purified human antigens and the development of therapeutic products and related technologies.  In August 2000, the Company sold the assets used in the manufacture and sale of purified antigens for diagnostic applications.  Since 2000, the Company has developed its stem cell technology, expanded its patent portfolio and proprietary technology and cell lines for applications in stem cell research, cancer and diabetes.  Our operations are currently focused on development, manufacturing and distribution of stem cell products and related tools for use in research and drug discovery.  We are presently expanding our stem cell product line to include products for use in clinical studies of the therapeutic benefits of stem cell transplantation.

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

The predominant focus of operations during the fiscal year ended October 31, 2011, which we refer to in this report as 2011, was to continue commercialization of a series of products targeting global markets in stem cell research, including products needed by most scientists engaged in stem cell research. These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore do not require FDA pre-market approval.  Thus, access to our primary market is not dependent on FDA pre-market approval.  This is also a significant market segment that is growing rapidly especially as stem cell research shows promise in the treatment of diseases and conditions that were previously under-treated or untreatable and prior restrictions on federal support of stem cell research by the US government have been reduced.   During 2011, we expanded our product offerings considerably, by adding new cell lines and especially media formulations to our 2011 Product Catalog.  Our product offerings now include a specific type of human adult stem cell and certain derivatives of these cells, cell culture media for stem cell growth and differentiation into specific cell types together with various test kits for quantitative determination of stem cell quality, potency and response to toxic agents.  The latter products are jointly manufactured by the Company and its strategic partner, Hemogenix, Inc., a privately held stem cell firm located in Colorado Springs, CO while all other products are developed and manufactured solely by the Company.  Our products are distributed primary by direct sales from the Company and select use of distributors as described in more detail below.

We have also developed patented and patent-pending technology for use in stem cell research, drug development and therapeutic products for treatment of cancer and diabetes.  Modern stem cell technology is rapidly evolving towards commercialization and holds promise to revolutionize medicine by allowing replacement of any type of cell within the human body. Diseases characterized by cellular degeneration, including cardiovascular disease, diabetes, spinal cord injury and several other disorders may be cured through the development and commercialization of stem cell technology. In addition, cancer may be treated by stem cells that target selective destruction of cancer cells leading to novel therapies especially for poor prognosis conditions including pancreatic, lung and brain cancer. Thus the Company’s business plan involves commercialization of research products for broad usage in the stem cell research and drug development fields while at the same time developing specific proprietary technology with application to treatment of a broad range of diseases. One of our focus technologies is development of novel methods for the reprogramming of adult cells to the pluripotent state whereby such stem cells may be differentiated into any type of cell in the body.

Stem Cell Products for Research and Drug Development

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

A thorough understanding of embryonic stem cell properties is critical to advancement of stem cell research.  However, from a practical perspective, embryonic stem cell therapies have revealed safety issues associated with transplantation of embryonic stem cells including tumor formation and other problems that recently resulted in withdrawal of a major US company’s FDA- application use of human embryonic stem cells for treatment of spinal cord injury.  On the other hand, adult stem cell therapies have been FDA-approved for the past 50 years for the treatment of blood disorders including leukemia, lymphoma and other blood cell cancers as well as autoimmune disorders.  These treatments originally relied on hematopoietic stem cells derived from bone marrow but now more commonly utilize hematopoietic stem cells derived from umbilical cord blood, since these cells are more readily matched to the recipient with regard to immunological compatibility.  Mesenchymal stem cells are a type of adult stem cell that is also located in bone marrow, cord blood and various other tissues that the Company is presently focused on.

During 2009, Vitro introduced into commercial distribution specialized products to support stem cell research and drug development. This new product line called, “Tools for Stem Cell and Drug Development™” features novel products to support research involving mesenchymal stem cells (MSCs), induced pluripotent stem cells (iPS) and cancer research that specifically utilizes stem cells that preferentially migrate to cancer cells and facilitate their destruction.  This initial product line includes stem cells and related products to facilitate studies of transplantation into animals, migration to certain targets and differentiation into specific cell types. Our products include adult stem cells called mesenchymal stem cells that were derived from human umbilical cord blood.  We also provide fluorescent labeled stem cells, using a variety of specific labels to enhance utility for various applications in stem cell research.  To our knowledge, we are one of the only companies to offer fluorescent-labeled human stem cells for sale.  We also provide cell culture media optimized to support growth of our stem cell products. Cell culture media is a complex solution of salts and nutrients designed to support growth and differentiation of living human cells; each type of cell requires specific components within the media to optimize its growth.  Our initial formulations have now been expanded considerably to offer various options for the growth and differentiation of mesenchymal stem cells. Some of our stem cell culture media products are specifically intended for use in clinical trial studies of human stem cells.

Stem cell therapy has the potential to revolutionize treatment of many difficult–to-treat diseases.  A global effort by various scientists and businesses are rapidly developing modern stem cell therapies through targeted research and development (“R&D”), clinical trials and regulatory studies with the goal of obtaining regulatory marketing approval for clinical use. Vitro now provides needed stem cell and drug development tools to support critical applications of adult stem cell technology to develop these advanced new treatments.  Vitro’s new tools provide vital components to advance stem cell research and drug development.  These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore these products do not require FDA pre-market approval.  However, during 2011 the Company added products for use in clinical studies and plans additional advances in the regulatory status of these products during 2012, which will enable the Company to expand its markets by providing products for both research and clinical studies.  These additional clinical products require regulatory controls by the US FDA and other regulatory agencies that are described below (See: “Regulatory Approval”)

During 2011, the Company completed studies showing enhanced performance of its stem cell media compared to its major competitors, licensed certain patents owned by the Company for the production of fertility drugs, improved its financial position by elimination of debt, expense reduction and increased revenues, appointed a financial executive to its advisory board, released products for clinical studies of stem cells through a webinar that was co-produced by the Company and developed advancements with application to stem cell therapy of hearing loss.

During the quarter ended January 31, 2011, the Company completed an in-house study showing that its MSCGro™ stem cell culture media consistently improved mesenchymal stem cell proliferation, quality, potency and cellular recovery over leading competitors.   Furthermore, MSCGro™ also exhibits real time stability that exceeds 1 year while some competitors published recommended usage periods are 2 weeks to 4 weeks, thus resulting in substantial cost savings and expanded usage opportunities to MSCGro™ customers.

On March 30, 2011, the Company entered into Technology License, License Option and Technical Assistance Agreement with James T. Posillico, Ph.D. granting exclusive license covering two of the Company’s patents (US 5,990,288 & US 6,458,593 B1).  These patents provide proprietary technology and products with application to treatment of infertility through use of the hormone FSH. The License also grants the Licensee an option to use of another pending patent of the Company in the treatment of infertility.  In consideration of the rights and licenses granted to the Licensee, the Company accepted a reduction of a prior deferred salary liability of the Company to the Licensee in the amount of $10,000.  Also, the Licensee forgave additional prior deferred salary liabilities in the amount of $190,000.  In addition, there is a royalty payment of three percent (3%) of the gross sales of all licensed products made, used, sold, offered for sale, imported, leased, or otherwise transferred by or on behalf of the licensee during the first year following sales of licensed product.  The royalty payment is 4% of gross sales in the second year and 4.5% in the third year following sales and remains at 4.5% throughout the remaining term of the agreement.  As of October 31, 2011 no sales have been made under this agreement.

During 2011, the Company expanded its product line to include MSC-Gro™ Media suitable for use in clinical studies.  Numerous investigations have shown the clinical value of mesenchymal stem cells in treatment of a variety of medical conditions, for example, diseases or injuries of the joints, cerebral palsy, autoimmune disorders, and enlarged heart resulting from prior heart attack, etc.  Thus, the Company’s availability of clinical grade media opens opportunities for use of our MSC-Gro™ Media in clinical applications.  Management views this component of its target market to be significant and plans to further expand its product line and regulatory approvals of its clinical grade MSC-Gro™ Media.  The Company intends on pursuing FDA regulatory filings seeking appropriate approvals for clinical use of its media in the United States. These products are classified as medical devices and the regulatory requirements are less rigorous than those required for approvals of drugs or biologics but could present obstacles for clinical use of our products in the United States. There are also substantial markets that the Company is pursuing in other countries besides the United States.  These efforts have also been stimulated by recent advances in formulations of the Company’s MSC-Gro™ stem cell media whereby the Company can provide its customer’s dry powder which is then reconstituted in high purity water by the customer.  Management views this development together with the strong competitive performance advantages of our media as key components in growth of its offshore business.  To complement these advances, the Company established product sales and an ongoing dialogue related to business development with several additional prospective partners who are interested in using or distributing the Company’s products.  Management intends to pursue development of the sales of stem cell products to foreign customers to the full extent possible given its resources.

The Company also announced these new products through a Webinar that it co-produced with HemoGenix, Inc. a strategic partner with whom the Company jointly manufactures its LUMENESC™ and LumiSTEM™ stem cell assay products.  This webinar was well-attended and resulted in increased product sales to the Company as well as several collaborative arrangements that are continuing to evolve.  The Company plans additional Webinar presentations of its products and technology during 2012.

During its current fiscal year the Company announced development of technical advancements with application to treatment of hearing loss in animals and humans through commercialization of a variety of stem cell products to prevent, reverse and restore hearing in cases of hearing loss.

Hearing reduction or loss is estimated to affect approximately 22 to 36 million individuals globally.  Effective treatments of this condition thus represent a multi-billion dollar market that is expected to increase as the population ages.  Hearing loss or reduction can occur by several causes including environmental exposure to excessive sound and it is commonly associated with aging.  This market is primarily served by providers of digital and analog hearing aids.  Digital devices provide improved hearing enhancement to users at increased cost. A predominant cause of hearing loss is presbycusis, a condition thought to result from degeneration of hair cells and other structures in the inner ear that through signaling to the auditory nerve, result in the auditory perceptions underlying hearing.

Vitro’s therapeutic products include molecular compositions to promote, maintain and restore inner ear hair cells and related structures together with adult stem cell transplantation to restore hearing loss. Vitro’s discoveries may lead to new pharmaceutical agents that stimulate activation of native adult stem cells to regenerate inner ear hair cells, together with other cells derived from adult stem cells, without the necessity of stem cell transplantation. Recombinant cytokines including erythropoietin and granulocyte colony stimulating factor are now widely used for therapeutic activation of the hematopoietic stem cell system for treatment of adverse effects of chemotherapy and represent major products of the biotechnology industry.

The Company’s growth strategy includes a strong core stem cell product and technology base including key patent positions coupled with alliances with similar companies engaged in operations that are synergistic with those of the Company.  This strategy was reflected in the establishment during 2010 of an alliance partnership with HemoGenix, Inc., a private company that has a 10-year operating history providing basic products and services needed to measure stem cell quality, potency and the effects of toxic agents.  This platform combined with Vitro’s product line and business plan focused on similar markets yields significant synergy that management believes will both enhance and enlarge the collective footprint and capture of our target market. The alliance was immediately focused on extension of the HemoGenix® platform stem cell analysis to mesenchymal stem cells through the merging of Vitro’s high performance stem cell media with HemoGenix®’ high performance stem cell assay kits. During 2011, we continued to work with HemoGenix®, Inc. in the co-marketing of each others products and other activities to promote our mutual business interests.

During 2011, the Company’s alliances were expanded through the patent license of its FSH patents and technology to Dr. Posillico, who was a former officer of the Company.  This collaboration offers additional opportunities to the Company to realize revenue from its infertility technology while it pursues expanded commercialization of its stem cell products and technology.  Several other opportunities were pursued during 2011 with the potential to develop into important strategic alliances allowing additional acceleration of revenue generation to the Company.

During the two fiscal years ended October 31, 2011 and 2010, the Company spent $138,038 and $177,508, respectively, for research and development.

Marketing and Distribution. To capture niche markets in stem cell research and drug development involves implementation of a multi-faceted marketing and sales initiative including various approaches such as: a strong internet marketing program, direct sales to end-users, identification and interaction with medical decision makers, selective use of distributors and in certain cases market generation efforts.  During 2011, the Company gained visibility and sales of its products through an expanded product line, featuring several new media products and stem cell lines.  We also co-produced a webinar together with HemoGenix®, Inc. Our product offerings continually expand through new product development activities that feed our competitive advantages and enhance the value of our products to end-users and strategic partners.   For example, we have recently developed an alternative formulation of our stem cell media that enables dramatic reduction in shipping costs to our overseas customers.   The market for our products is global in nature, comprising numerous foreign markets that are more advanced than US markets due to the less restrictive governmental regulations on stem cell research and clinical applications.  Our marketing plan is directly integrated with new product development to ensure a steady stream of new innovative products perceived to be needed by our target markets.  We are also transiting from strictly research products to clinical products that considerably expand our available markets by including clinical applications of stem cell technology.  We now offer stem cell media products that are suitable for use in clinical applications.

Management is attempting to identify suitable partners to assist with product distribution and is presently engaged in discussions with global leaders in the distribution of life sciences products.  We consider this strategic approach appropriate especially for targeting research markets for stem cell media. Modern marketing of stem cell products requires numerous skills & resources; there are several life science firms committed to these specialized capabilities.  Also, out-licensing of our stem cell-related intellectual property is an attractive option that we intend to pursue.  We also plan attendance at trade shows in 2012 to expand awareness of our products, technology and business opportunities.

Fertility Drug Candidates.

The Company's previous manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes.  An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility for the past 35 years.  The worldwide market for FSH and related products is approximately $1.3 billion per year.  However, in the recent past, the Company has utilized its limited resources for its stem cell research in an effort to establish financial support and revenue from product sales in the near term.  During 2011, we completed out-licensing of our patented technology related to FSH manufacture as described elsewhere in this report.  We have a well-established business relationship with the licensee through numerous prior business activities and now also provide the licensee with assistance in sourcing necessary raw materials, distribution of finished product and options to advanced stem-cell based methods for FSH production.  The Company's stem cell technology has potential application to generation of new cell lines for FSH production but this development would require additional R&D to demonstrate feasibility.

Description of Products and Product Candidates  VITROPIN™ is highly purified FSH derived from the urine of post-menopausal women.  It is produced through the Company's patented technology that management believes represents a significant improvement over previous methods used to produce this product.  FSH has been used for over 40 years as a drug to treat infertility by inducing follicle development in the ovary.

The Company’s efforts to commercialize this product have not yet yielded a viable commercial product.  During 2010 the Company engaged in discussions regarding possible license of its patents related to manufacture of VITROPIN.  The FDA has not yet approved any of these products for commercial distribution within the United States.  The absence of FDA approval of this product may be an obstacle to sale of these assets.

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

During January 2009 and 2010, the Company also filed provisional patent applications with the USPTO concerning use of its stem cell technology in cancer treatments, “MATERIALS AND METHODS USEFUL TO RESEARCH AND TREAT CANCER.” The Company has developed cell lines and compositions with potential application to the targeted eradication of cancer stem cells which may occur without significant side-effects. This application has now lapsed, but the Company may elect to advance development of this technology at a later point in time, with adequate resources.  We do not believe that our prior patent applications will limit our ability to gain future patent protection.

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

The Company has established trademark claims to its VITROPIN™ product informally by publication.  This trademark is thus a common law mark that may be challenged by the owners of similar, established and registered marks that existed prior to initial publication by the Company, but no such challenge has occurred since original publication in 2000.  The Company also has the following trademarks registered in the State of Colorado: "Vitro Biopharma", "VITROCELL" and "Harnessing the Power of Cells"; these registrations expire on 7/2/2012, 11/25/2013 and 11/25/2013 respectively.  The Company has also established a common law mark for the phrase, “Tools for Stem Cell and Drug Development™, and MSC-Gro™.”  The Company may elect to formally protect some or all of these marks through registration with the USPTO in the future.  However, we do not believe the absence of formal trademark protection will adversely affect our business.  The registered domain names owned by the company include vitrodiag.com, vitrostemcells.com, autologousstemcellmedia.com and common derivatives thereof.

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

Our stem cell products including cell lines, their derivatives and media for stem cell growth and differentiation are Class I Medical Devices and do not require FDA-pre-market approval.  However, we are expanding our stem cell media product line to include media for clinical applications.  In the US, these products require the filing and approval of Form 510K with the FDA.  This filing provides evidence for substantial equivalence of the medical device with a previously approved device manufactured by another firm.  We intend to pursue such filings for our clinical grade stem cell media during 2012.  The Company has previously filed several 510K requests and gained approval of diagnostic devices.  Also, we must register with the FDA as a Class II Medical Device manufacturer and are then subject to GMP inspections by the agency.  Such inspections require compliance with cGMP (current good manufacturing) guidelines that stipulate control of traceable manufacturing procedures, including independence of manufacturing and quality control as well as several other provisions.  The Company has operated to the cGMP standard previously and been subject to cGMP inspections by the FDA.  The Company intends to comply with all regulations necessary to reach this standard.

Competition and Competitive Advantages

Products to support stem cell research are also produced and marketed by other companies with substantially greater resources than the Company.  Present suppliers of human stem cells and related products include In-Vitrogen/Life Technologies, Inc., Millipore, Stem Cell Technologies and several other firms.  Most of these firms have long-standing histories and significant financial resources.  Studies completed during 2010 by the Company of our MSC-Gro™ Brand of stem cell media have provided results showing performance advantages of MSC-Gro™ compared to major competitors including In-Vitrogen, Lonza and Stem Cell Technologies, Inc.  Several other independent third parties have also provided corroborating evidence showing performance advantages of the Company’s MSC-Gro™ Brand of stem cell media in a variety of applications extending the commercial utility of these products.

We believe our products for use in stem cell and cancer research have competitive features unlike other marketed products.  We may be the only commercial source of fluorescent-labeled stem cells.  As we develop additional media products, we anticipate comparable competitive advantages since these formulations are based upon the original MSC-Gro™ formulation. We further intend to patent additional products that we may develop providing exclusive use of such products to the Company and its licensees.

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

Employees

The Company presently has one full time employee, the Company's President, CEO, Chairman, and CFO.  This individual provides primary support of technical operations, including research and development, production of the current stem cell product line and all administrative functions of the Company.  The Company's Vice President, although not remunerated beyond that compensation received as director, provides the Company with periodic consultation related to the achievement of its business objectives.  During 2011, the Company hired a part-time employee who provides assistance in product manufacturing, analytical and other routine laboratory procedures.

The Company has a consulting contract with one of its Scientific Advisory Board Members, Dr. Rice, who provides valuable consultation with regard to molecular biology issues related to manufacturing and R&D operations.

The Company also utilizes the services of other consultants and advisors to supplement the resources of its employees from time to time.  These include scientific and laboratory personnel, accountants, auditors and attorneys.  Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real property.  During 2008 the Company moved into an expanded facility located at 4621 Technology Drive, Golden Colorado.  The Company leases 1200 square feet and has access to common areas.  The lease began July 1, 2008 and has a five-year term.

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

Fiscal Quarter Ended	High	Low
2011
January 31	$0.21	$0.10
April 30	$0.20	$0.07
July 31	$0.23	$0.07
October 31	$0.20	$0.07
2010
January 31	$0.37	$0.14
April 30	$0.30	$0.16
July 31	$0.25	$0.06
October 31	$0.23	$0.11

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

Holders of our Common Stock

As of December 14, 2011 the Company had approximately 1,932 shareholders of record, not including persons who hold their shares in "street name".

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

None, except  as previously disclosed.

ITEM 6.     SELECTED FINANCIAL DATA

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

Statement of Operations Data:	Year Ended Oct., 31, 2011	Year Ended Oct. 31, 2010
Total revenues	$ 22,999	$ 15,651
Operating expenses	$ 216,016	$ 269,675
Net loss	$ (14,022)	$ (257,132)
Basic and diluted loss per common share	$ (0.00)	$ (0.01)
Shares used in computing basic and diluted loss per share	18,543,652	17,869,924

Balance Sheet Data:	Oct. 31, 2011	Oct. 31, 2010
Working capital deficit	$ (1,628,845)	$ (1,654,888)
Total assets	$ 86,374	$ 116,080
Total liabilities	$ 1,652,635	$ 1,701,820
Stockholders' deficit	$ (1,566,261)	$ (1,585,740)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year ended October 31, 2011, and compares that to its financial condition at October 31, 2010.  It also analyzes our results of operation for the year ended October 31, 2011 and compares those results to the year ended October 31, 2010.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

Overview

During 2011, the Company out-licensed two patents related to FSH production for use in the treatment of infertility, which is discussed in detail below.  Additional balance sheet improvements were achieved by reuctions on certain high interest debt, as well as a focus on expense reduction, together yielding improvement in working capital.  Products sales increased in 2011,  and additional prospects have been developed to support further sales growth during 2012.

A.

Patent License Agreement:  On March 30, 2011, the Company entered into Technology License, License Option and Technical Assistance Agreement with James T. Posillico, Ph.D. (“Licensee”) granting exclusive license covering two of the Company’s patents (US 5,990,288 & US 6,458,593 B1).  These patents provide proprietary technology and products with application to treatment of infertility through use of the hormone FSH. The License also grants the Licensee an option to use another pending patent of the Company in the treatment of infertility.  In consideration of the rights and licenses granted to the Licensee, the Company accepted a reduction of a prior deferred salary liability of the Company to the Licensee in the amount of $10,000.  Also, the Licensee forgave additional prior deferred salary liabilities in the amount of $190,000.  In addition, there is a royalty payment of three percent (3%) of the gross sales of all licensed products made, used, sold, offered for sale, imported, leased, or otherwise transferred by or on behalf of the licensee during the first year following sales of licensed product.  The royalty payment is 4% of gross sales in the second year and 4.5% in the third year following sales and remains at 4.5% throughout the remaining term of the agreement.  As of October 31, 2011 no sales have been made under this agreement.  As a result of the license fee and debt forgiveness, the Company realized a $200,000 increase in working capital that offset 2011 operating expenses.

B.  Expense Reduction:  Credit card debt was significantly reduced, an equipment lease was paid off, and salary expenses were also reduced. Management estimates these changes should yield an annualized expense reduction of approximately $110,000 per year.  Reduced operating expenses improve the ability of the Company to achieve profitability through increased revenues from sales of its stem cell products.

C. Growth of revenue from stem cell products and expanded revenue prospects for 2012: 2011 product revenues increased by 47% over 2010, predominantly through sales to new customers.  Our customers include biotechnology and stem cell firms, cord blood banks, US university researchers and various off-shore customers. During 2011,we added several new products including stem cell media for clinical applications.  Our ability to service off-shore customers has been enhanced by cost-effective international shipping within 2 business days to most locations, as well as the introduction of dry formulations of our MSC-Gro™ media that significantly reduce shipping weight/volume by reduction of water content.  We plan to attend various trade shows during 2012, and also expand our use of social media to heighten awareness of the Company’s stem cell products. In addition, we are expanding our offering of fluorescent-labeled stem cells due to increasing customer demand.

Liquidity and Capital Resources

At fiscal year ended October 31, 2011, the Company had a working capital deficit of $1,628,845, consisting of current assets of $23,790 and current liabilities of $1,652,635.  The working capital deficit improved by $26,043 from fiscal year ended October 31, 2010.  Current assets decreased by $14,286, from year-end 2010 to 2011 while total assets decreased $29,706 during that time, primarily from decreased cash, inventories, and equipment depreciation.  Decreased inventory reflects increased product sales.  Cash at October 31, 2010 was higher due to investment capital derived through private placement of the Company’s securities during 2010.  Current liabilities decreased $40,329 at October 31, 2011 compared to October 31, 2010, and total liabilities decreased $49,185 each predominantly from the decreased payroll expenses and valuation of common stock purchase warrants, which expired on December 31, 2010 without being exercised.  The majority of the working capital deficit and the shareholder deficit of $1,566,261 carried by the Company is due to accrued salaries and advances due to the Company’s President.

The Company remains dependent on receipt of additional cash to continue its business plan and achieve profitability in the future.  The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2011 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.

During the fiscal year ended October 31, 2011, the Company's financing activities provided $107,752 to support operations.  During that time, the Company's operations used $115,850 of cash compared to $123,450 of cash used during the year ended October 31, 2010.  The use of cash during 2011 reflects a cash requirement of about $9,650 per month for operations while the cash raised from financing activities was primarily from cash advances provided by the Company’s President.  Since most R&D necessary for manufacture of the current line of products has been performed previously, the Company focused its efforts on manufacturing and

was able to decrease its cash expenditures for fiscal year 2011.   Additional reductions in operating expenses are anticipated in 2012 from the expense reduction actions taken by management that are discussed above.

The Company had lines of credit totaling $33,834 with $5,358 in available credit at fiscal year ended 2011.  The Company must continue to service debt and the President personally guarantees most of the Company debt.

Sales of products increased from $15,651 in 2010, to $22,999 in 2011, which was a 47% increase over 2010.   The Company remains committed to a growth strategy based on suitable business alliances with other entities.  Management also believes that because of the focus of the Company on adult stem cell products and technology together with the strong growth of this industry due numerous demonstrations of clinical efficacy for a variety of indications, both in animals and humans, that there are significant business combination opportunities available to the Company.  A goal of our business development program is to identify and pursue suitable business partners as exemplified by our strategic alliance with HemoGenix®, Inc. and the patent license as discussed above. The Company is also pursuing other approaches to increase its capital resources such through investment, further licensing of its intellectual property, sale of assets or other transactions that management may deem appropriate.

Results of Operations

Year Ended October 31, 2011 compared to Year Ended October 31, 2010:  During the year ended October 31, 2011, the Company realized a net loss of $14,022, or ($.00) per share, with $22,999 in revenue from products.  The operating loss in 2011 was $243,110 less than the operating loss of $257,132 in 2010.  The decreased operating loss during 2011 as compared to 2010 was primarily due to the license fee and forgiveness of certain liabilities resulting from the patent license agreement as discussed above, and the expiration of stock purchase warrants granted in association with the 2010 sale of common stock and warrants.  These transactions are described in greater detail elsewhere in this report.  Research and development expenses decreased by $39,470 and selling, general and administrative expenses decreased by $14,189 in 2011, primarily due to expense reduction activities as described above.  Product revenue increased 47% during 2011 as the Company continued the early phases of the commercialization of its new stem cell-based products.

The Company has initiated a multi-faceted product marketing plan including internet marketing, use of social media, direct sales, use of distributors and attendance at trade shows.  The Company believes it has significant prospective sales opportunities that management is pursuing to the full extent possible.  These efforts have been supported by addition of new products to expand the Company’s offerings to the research community.  Also, during 2011, the Company added products and services to support its ability to service off-shore customers and also added MSC-Gro™ products with clinical applications, thus expanding the markets available for the Company’s products.  We further intend to pursue licensing of our patent-pending stem cell lines related to iPS generation to customers as this technology is further developed while directly selling supporting devices and some stem cell lines without licensing agreements.

Management anticipates further growth of its product sales due to competitive advantages of its products, the uniqueness of its fluorescent-labeled stem cell lines and the addition of regulatory compliant manufacturing of select MSC-Gro™ media formulations.  We also anticipate increased demand for our stem cell testing products, LUMENESC™ and LumiSTEM™ that are co-manufactured by the Company and HemoGenix®, Inc., especially as the clinical need for validated potency determination increases due to increased clinical testing and approvals of stem cell, especially MSC, transplantation in animals and humans.

Total operating expenses were $53,659 less in 2011 than in 2010, primarily due various expense reduction activities described above.  The full extent of the expense reductions enacted during 2011 are not yet reflected in our operating results, since these expense reductions occurred at various times throughout fiscal year 2011.  Also, management has increased certain other expenses, such as the addition of a part-time employee, that partly offset some of the expense reductions previously described.

Research and development expenses (R&D) decreased by $39,470 during fiscal year 2011 compared to fiscal year 2010.  While the R& D necessary for launch of its initial products was completed in 2009, the Company continued development of several new products during 2011 including numerous new MSC-Gro™ stem cell media formulations and new stem cell lines as well.    Management believes that commercial launch of its novel stem cell products and their competitive advantages position the Company to realize accelerated revenue generation, near-term achievement of profitability and growth of earnings through expansion of target markets to include for example stem cell-derived terminally differentiated cell systems for use in drug discovery and development.  Management is also pursuing opportunities for key strategic alliances to leverage its technology and products to approach other market segments within the stem cell industry. There are numerous unfolding therapeutic markets that the Company also intends to pursue initially with regard to therapeutic application of its novel and highly competitive stem cell culture media, but also to treatment of various diseases including cancer, cardiovascular disease and stroke, diabetes, Alzheimer’s disease and spinal cord injury and any other disorder characterized by cell death or degradation.

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

The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards that are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include the management report on internal control as part of this and future annual reports pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on those controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate, complete, and timely, and (iii) to comply with the other provisions of Section 404 of SOX.  Future compliance with SOX 404 may require additional expenditures of human resources and capital, and could adversely impact our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or NASD. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

Current economic conditions in the global economy generally, including ongoing disruptions in the debt and equity capital markets, may adversely affect our business and results of operations, and our ability to obtain financing.

The global economy is currently undergoing numerous challenges, and the future economic environment may continue to be less favorable than that of past years. We are unable to predict the likely duration and severity of the current disruptions in debt and equity capital markets and adverse economic conditions in the United States and other countries, which may continue to have an adverse effect on our business and results of operations, in part because we are dependent upon customer behavior and the impact on consumer spending that the continued market disruption may have.

The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity has negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. Global equity markets have also been experiencing heightened volatility and turmoil, with issuers exposed to the credit markets particularly affected. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many companies, from time to time may need to raise capital in debt and equity capital markets including in the asset-backed securities markets.

In addition, continued uncertainty in the stock and credit markets may negatively affect our ability to access additional short-term and long-term financing, including future securitization transactions, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our future credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our Common Stock. If the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we will have adequate sources of liquidity to meet our anticipated requirements for working capital, contractual commitments and capital expenditures for approximately the following 6 to 12 months based on curtailed operating plans, (of which there can be no assurance), or if our operating results worsen significantly, or our cash flow or capital resources prove inadequate, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

We cannot predict our future capital needs and we may not be able to secure additional financing.

Our projection of future capital needs is based on our operating plan, which in turn is based on assumptions that may prove to be incorrect. As a result, our financial resources may not be sufficient to satisfy our future capital requirements. Should these assumptions prove incorrect, there is no assurance that we can raise additional financing on a timely basis or on favorable terms. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Significant increases in interest rates could adversely affect our operations and our ability to raise additional capital.

While we have not depended upon outside financing, we have significantly depended upon advances from our president to fund operations.  These advances accrue interest at an annual rate of 10%.

Significant increases in interest rates could affect the Company’s ability to secure future advances as well as have adverse effects upon interest expenses of possible future advances.

Future financings may result in dilution to our shareholders and restrictions on its business operations.

If we raise additional funds by issuing equity or convertible debt securities, further dilution to our shareholders could occur. Additionally, we may grant registration rights to investors purchasing equity or debt securities. Debt financing, if available, may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain necessary additional capital, we may be unable to execute our business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

We have incurred losses since inception and may never achieve profitability.

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limitations with respect to financial and other resources, and insufficient revenue to be self-sustaining. There is no assurance that we will ever attain profitability.

We have limited human resources; we need to attract and retain highly skilled personnel; and we may be unable to manage our growth with our limited resources effectively.

We expect that the expansion of our business will place a significant strain on our limited managerial, operational, and financial resources.  We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the pharmaceutical industry.  Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have.  We will need substantial additional capital in order to attract and retain critical management.  We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all.  We currently are required to limit the engagement of critical management to part-time due to limited resources and there is no assurance that we will be successful in raising the necessary additional financial resources to employ them, and other key employees, on a full time basis. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees.  If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results could be materially adversely affected.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere, we will be unable to commercialize these products.

To receive regulatory approval for the commercial sale of our product candidates that we may develop or out-license, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing.  Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing.  Our failure to adequately demonstrate the efficacy and safety of any product candidate that we may develop or out-license would prevent receipt of regulatory approval of that product candidate.

Our assumptions concerning the regulatory approval pathway for our diagnostic products may prove to be incorrect.

Our business plan makes certain assumptions concerning the regulatory approval pathway for our planned diagnostic and therapeutic products.  While such assumptions are based on the guidance of regulatory consultants, there is no assurance the FDA will agree with our conclusions, which could result in a longer, more costly process than we are currently anticipating.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may not be eligible to participate in or may be required to withdraw from a clinical trial as a result of changing standards of care. The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

•

reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

obtaining regulatory approval to commence a clinical trial;

•

obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•

recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the same indication as our product candidates; and

•

retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, side effects from the therapy or who are lost to further follow-up.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities, due to a number of factors, including:

•

failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•

inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•

unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may have been introduced to the market and established a competitive advantage.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval or clearance is obtained, the FDA can impose significant restrictions on a product’s indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues.  Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as current Good Manufacturing Practices, or “CGMPs”, a regulatory agency may:

•

issue warning letters or untitled letters;

•

require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•

impose other civil or criminal penalties;

•

suspend regulatory approval;

•

suspend any ongoing clinical trials;

•

refuse to approve pending applications or supplements to approved applications filed by us;

•

impose restrictions on operations, including costly new manufacturing requirements; or

•

seize or detain products or require a product recall.

Our commercialization efforts will be greatly dependent upon our ability to demonstrate product efficacy in clinical trials. Pharmacies and other dispensing facilities will be reluctant to order our products, and medical practitioners will be reluctant to prescribe our products, without compelling supporting data. While we believe that our products will be effective for our planned indications, there is no assurance that this will be proven in clinical trials.  The failure to demonstrate efficacy in our clinical trials, or a delay or failure to complete our clinical trials, would have a material adverse effect on our business, prospects, financial condition and operating results.

Our failure to convince medical practitioners to use our technologies will limit our revenue and profitability.

If we, or our commercialization partners, fail to convince medical practitioners to prescribe products using our technologies, we will not be able to sell our products or license our technologies in sufficient volume for our business to become profitable. We will need to make leading physicians aware of the benefits of products using our technologies through published papers, presentations at scientific conferences and favorable results from our clinical studies. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to prescribe products using our technologies for their patients. Failure to convince medical practitioners to prescribe our products will damage our commercialization efforts and would have a material adverse effect on our business, prospects, financial condition and operating results.

If we are unsuccessful in establishing strategic licensing arrangement with strategic industry partners, our efforts to develop our products will be more costly and involve significant delays.

Our product development plan relies upon our ability to join with strategic industry partners in licensing arrangements.  This approach would allow us to utilize the resources and scientific talent of our strategic licensing partners.  However, if we are not successful in establishing these relationships, we will be required to bear the cost of commercializing our technology, both financial and human resources, alone. As a result, we would expect that our future capital requirements would be significantly increased than presently projected, and the time to market materially delayed.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in receiving regulatory clearances to market any of our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•

Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products, which may result in greater physician awareness of their products as compared to ours.

•

Information from our competitors or the academic community indicating that current products or new products are more effective than our products could, if and when it is generated, impede our market penetration or decrease our existing market share.

•

Physicians may be reluctant to switch from existing treatment methods, including traditional therapy agents, to our products.

•

The price for our products, as well as pricing decisions by our competitors, may have an effect on our revenues.

•

Our revenues may diminish if third-party payors, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

If any of our future marketed products were to experience problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were to be introduced, our revenues from such marketed products could decrease.

If any of our current or future marketed products become the subject of problems, including those related to, among others:

•

efficacy or safety concerns with the products, even if not justified;

•

unexpected side-effects;

•

regulatory proceedings subjecting the products to potential recall;

•

publicity affecting doctor prescription or patient use of the product;

•

pressure from competitive products; or

•

introduction of more effective treatments.

Our revenues from such marketed products could decrease. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the recall or withdrawal of such marketed products. In the event of a recall or withdrawal of a product, our revenues would significantly decline.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our products, then our products and technologies may be rendered less competitive.

We will face significant competition from industry participants that are pursuing similar products and technologies that we are pursuing and are developing pharmaceutical products that are competitive with our planned products and potential products. Nearly all of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our compounds, products or processes becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy like we are developing may limit the product's market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

If the manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not yet have agreements established regarding commercial supply of any product candidates. There is no assurance that we will be successful in negotiating an agreement on commercially reasonable terms. There is no assurance that our commercialization partner will approve of our manufacturer.  Any problems or delays we experience in preparing for commercial-scale manufacturing of any product candidate may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide product to commercialization partners or product candidates to patients in our clinical trials would be jeopardized.  In addition, all manufacturers of our product candidates must comply with CGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these CGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

The use of any of our potential products in clinical trials and the sale of any approved products exposes us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. A number of patients who participate in trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues.

If other companies claim that we infringe on their intellectual property rights, we may be subject to costly and time-consuming litigation and delays in product introduction.

Our processes and potential products may conflict with patents that have been or may be granted to competitors, academic institutions or others. As the biotechnology and pharmaceutical industries expand and more patents are filed and issued, the risk increases that our product candidates may give rise to a declaration of interference by the U.S. Patent and Trademark Office, to administrative proceedings in foreign patent offices or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from testing, manufacturing or marketing our products. If any of these actions were successful, we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology that may not be available to us on acceptable terms, if at all. Any litigation, regardless of the outcome, could be extremely costly to us.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.

Our commercial success will depend in part on maintaining patent protection and trade secret protection for our products, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•

our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•

our licensors might not have been the first to file patent applications for these inventions;

•

others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;

•

it is possible that none of the pending patent applications licensed to us will result in issued patents;

•

the issued patents covering our product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged by third parties;

•

we may not develop additional proprietary technologies that are patentable; or

•

patents of others may have an adverse effect on our business.

In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. It is also possible we may not have the financial resources to pursue infringement actions on a timely basis if at all. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.

We may also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If our licensors or we fail to obtain or maintain patent protection or trade secret protection for our products, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market and sell our products depends upon our ability to avoid infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

•

infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

•

substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

•

a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do;

•

if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

re-designing our processes so they do not infringe, which may not be possible or could require substantial funds and time.

The public trading market for our Common Stock is subject to the “penny stock” rules.

Our Common Stock is currently quoted on the OTC Electronic Bulletin Board, a FINRA sponsored and operated quotation system for equity securities.  This is a more limited trading market than the Nasdaq Captial Market, and timely, accurate quotations of the price of our Common Stock may not always be available.  You may expect trading volume to be low in such a market.  Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

Our Common Stock is subject to the requirements of Rule 15g.9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $5.00 per share.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the Subscriber and receive the Subscriber’s written agreement to the transaction. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it.  Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Over-the-counter stocks are subject to risks of high volatility and price fluctuation.

The OTC market for securities has experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors, such as new product developments and trends in our Company's industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our Common Stock and make it more difficult for investors in this offering to sell their shares.

Investors may also find it difficult to obtain accurate information and quotations as to the price of our Common Stock.

Our stock price is volatile and as a result, investors could lose all or part of their investment.  The value of an investment could decline due to the impact of any of the following factors upon the market price of our Common Stock:

•

failure to meet sales and marketing goals or operating budget

•

failure to achieve development goals

•

failure to obtain regulatory approvals

•

concerns regarding insufficient financial resources

•

inability to create an active trading market for our Common Stock

•

decline in demand for our Common Stock

•

operating results failing to meet the expectations of securities analysts or investors in any quarter

•

downward revisions in securities analysts' estimates or changes in general market conditions

•

investor perception of our Company's industry or prospects

•

general economic trends

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our Common Stock.  As a result, investors may be unable to resell their shares at or above the Offering price.

We do not expect to pay cash dividends in the foreseeable future.  Any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on any shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion of our business.  Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our consolidated financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.  If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

If the Company were to dissolve or wind-up, holders of our Common Stock may not receive a liquidation distribution.

If we were to wind-up or dissolve the Company and liquidate and distribute our assets, our shareholders would share ratably in our assets only after we satisfy any amounts we would owe to our creditors.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors to enable you to receive any liquidation distribution with respect to any shares you may hold.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock, should a public market develop in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates, Inc.

2.	Balance Sheets at October 31, 2011 and 2010

3.	Statements of Operations for the years ended October 31, 2011 and 2010

4.	Statement of Changes in Shareholders’ Deficit for the period October 31, 2009 through October 31, 2011.

5.	Statements of Cash Flows for the Years Ended October 31, 2011 and 2010

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Vitro Diagnostics, Inc.

We have audited the accompanying balance sheets of Vitro Diagnostics, Inc., as of October 31, 2011 and 2010, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended October 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2011 and 2010, and the results of its operations and cash flows for the two years ended October 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2011, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 9, 2012

VITRO DIAGNOSTICS, INC. Balance Sheets
	October 31, 2011	October 31, 2010
Assets
Current assets:
Cash (Notes A and D)	$ 3,023	$ 17,313
Accounts receivable	3,594	270
Inventory, at cost	17,173	20,493
Total current assets	23,790	38,076
Equipment, net of accumulated depreciation of $78,043 and $60,570	31,819	47,933
Patents, net of accumulated amortization of $7,664 and $4,525 (Note A)	23,721	26,860
Deferred costs (Note A)	5,595	762
Other assets	1,449	2,449
Total assets	$ 86,374	$ 116,080
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligations (Note E)	$ 8,134	$ 14,028
Lines of credit (Note D)	33,834	90,832
Accounts payable	39,993	23,031
Accounts payable – related parties	30,344	21,398
Accrued expenses	2,903	8,589
Advances and accrued interest payable to officer (Note B)	359,809	155,733
Accrued payroll expenses (Note B)	1,177,618	1,350,053
Stock purchase warrants (Note F)	-	29,300
Total current liabilities	1,652,635	1,692,964
Long-term debt (Note E):
Capital lease obligations, less current maturities	-	8,856
Total liabilities	1,652,635	1,701,820
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
18,528,995 and 18,379,985 shares issued and outstanding	18,529	18,380
Additional paid-in capital	5,346,604	5,312,853
Services prepaid with common stock	(3,958)	(3,559)
Accumulated deficit	(6,927,436)	(6,913,414)
Total shareholders' deficit	(1,566,261)	(1,585,740)
Total liabilities and shareholders' deficit	$ 86,374	$ 116,080

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations

	For the Years Ended
	October 31,
	2011	2010
Product sales	$ 22,999	$ 15,651
Cost of goods sold	(9,454)	(7,199)
Gross profit	13,545	8,452

Operating costs and expenses:
Research and development	138,038	177,508
Selling, general and administrative	77,978	92,167
Total operating costs and expenses	216,016	269,675
Loss from operations	(202,471)	(261,223)

Other income (expense):
Interest expense	(40,851)	(41,609)
Fair value of stock purchase warrants	29,300	45,700
License fee income	10,000	-
Forgiveness of debt	190,000	-

Loss before income taxes	(14,022)	(257,132)

Provision for income taxes (Note C)	-	-

Net loss	$ (14,022)	$ (257,132)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.01)

Weighted average shares used in computing net loss per common share:
Basic and diluted	18,453,652	17,869,924

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2009	-	$ -	17,214,620	$ 17,214	$ 5,203,219	$ (1,605)	$ (6,656,282)	$ (1,437,454)
Conversions of amounts due on account (Note F)	-	-	216,429	217	33,083	-	-	33,300
Sale of common stock and stock purchase warrants (Note F)	-	-	500,000	500	12,000	-	-	12,500
Private placement of common stock (Note F)	-	-	300,000	300	29,700	-	-	30,000
Common stock issued to director (Note F)	-	-	63,830	64	14,936	-	-	15,000
Common stock issued to directors for future services (Note F)	-	-	85,106	85	19,915	(20,000)	-	-
Prepaid services earned (Note F)	-	-	-	-	-	18,046	-	18,046
Net loss for the year ended October 31, 2010	-	-	-	-	-	-	(257,132)	(257,132)
Balance, October 31, 2010	-	$ -	18,379,985	$ 18,380	$ 5,312,853	$ (3,559)	$ (6,913,414)	$ (1,585,740)
Prepaid services earned (Note F)	-	-	-	-	-	14,601	-	14,601
Common stock issued to director for future services (Note F)	-	-	99,010	99	9,901	(10,000)	-	-
Vesting of officer stock options (Note F)	-	-	-	-	18,900	-	-	18,900
Common stock issued to SAB member for future services (Note F)	-	-	50,000	50	4,950	(5,000)	-	-
Net loss for the year ended October 31, 2011	-	-	-	-	-	-	(14,022)	(14,022)
Balance, October 31, 2011	-	$ -	18,528,995	$ 18,529	$ 5,346,604	$ (3,958)	$ (6,927,436)	$ (1,566,261)

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
	For The Years Ended
	October 31,
	2011	2010
Cash Flows from operating activities:
Net income (loss)	$ (14,022)	$(257,132)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	20,612	19,910
Stock-based compensation	33,501	33,046
Fair value of stock purchase warrants	(29,300)	(45,700)
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	996	(2,198)
(Decrease) increase in accounts payable and accrued expenses	(127,637)	128,624
Net cash used in operating activities	(115,850)	(123,450)

Cash flows from investing activities:
Purchases of equipment	(1,359)	(10,689)
Payments for patents and deferred costs	(4,833)	(4,444)
Net cash used in investing activities	(6,192)	(15,133)

Cash flows from financing activities:
Proceeds from advances from officer	179,500	53,900
(Payments) draws on lines of credit, net	(56,998)	(1,385)
Principal payments on capital lease	(14,750)	(14,223)
Proceeds from sale of common stock	-	117,500
Net cash provided by financing activities	107,752	155,792

Net change in cash	(14,290)	17,209
Cash, beginning of year	17,313	104
Cash, end of period	$ 3,023	$ 17,313

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 16,275	$ 30,576
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 15,000	$ 20,000
Conversion of amounts due on account to common stock	$ -	$ 33,300
Issuance of stock purchase warrants	$ -	$ 75,000

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

shareholders’ deficits at October 31, 2011, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  At various times during the years ended October 31, 2011 and 2010, the president advanced the Company a total of $233,400 for working capital on an “as needed” basis.  In September 2010, the Company raised $30,000 in a private placement of common stock to two investors.  There is no assurance that these advances or equity offerings will continue in the future.

The Company has formed strategic alliances and is presently engaged in discussions with other companies that have expressed interest in the commercialization of the Company’s stem cell and fertility drug technology. Management intends to pursue these and other opportunities with the objective of establishing strategic alliances to enhance its revenue generation and to fund further development and commercialization of its key technologies.  Initial revenues from stem cell products previously launched have been established and management is pursuing additional revenue generation from this product line, as well as the development of other related products to the fullest extent possible given its resources.  A current focus is expanding distribution of the Company’s advanced stem cell media, MSCGro™, since management believes that these products show performance advantages over the current leaders in this market sector.  There is no assurance that any of these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various strategic alternatives.

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

Notes to Unaudited Financial Statements

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At October 31, 2011 and 2010 no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At October 31, 2011 and 2010, finished goods included approximately $5,600 and $10,100, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	October 31, 2011	October 31, 2010
Raw materials	$ 9,320	$ 7,603
Finished goods	7,853	12,890
	$ 17,173	$ 20,493

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $17,473 and $16,771 for the years ended October 31, 2011 and 2010, respectively.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $3,139 for each of the years ended October 31, 2011 and 2010, respectively.  Estimated aggregate amortization expense for each of the next five years is as follows:

Year ended October 31,
2012	$3,144
2013	3,144
2014	3,144
2015	3,144
2016	3,144
Thereafter	8,001
$23,721

The Company’s patents consisted of the following at October 31, 2011:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(7,664)
$23,721

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $5,595 and $762 at October 31, 2011 and 2010, respectively, and are included as deferred patent costs in the accompanying balance sheets.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the years ended October 31, 2011 or 2010.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

Revenue recognition and concentration of revenues

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

For the years ended October 31, 2011 and 2010, 61% and 73% of the Company’s sales, respectively, were made to the Company’s top three customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $6,557 and $14,211 for the years ended October 31, 2011 and 2010, respectively.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2011 and 2010, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the year ended October 31, 2011, common stock equivalents of 327,000 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.  For the year ended October 31, 2010, common stock equivalents of 743,500 representing outstanding common stock purchase warrants and options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through October 31, 2010, the Company’s President had advanced the Company a total of $139,682 used for working capital including $53,900 during the year ended October 31, 2010, and during the year ended October 31, 2011 an additional $179,500 of working capital advances were made by the officer.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $40,627 and $16,050 at October 31, 2011 and 2010, respectively.  The total advances plus accrued interest

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

totaling $359,809 and $155,733 at October 31, 2011 and 2010, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011 the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.

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

The Company accrued the salaries of its President through April 30, 2008 under an old agreement due to a lack of working capital.  Accrued salaries and payroll taxes totaled $1,177,618 and $1,350,053 at October 31, 2011 and 2010, respectively.  His accrued salaries totaled $1,131,432 and $1,099,982 as of October 31, 2011 and 2010, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

On March 30, 2011 the Company licensed two of its existing patents to a former executive officer.  The transaction included license fees totaling $10,000, and a forgiveness of previously accrued payroll amounts due the former officer of $190,000.  This transaction is further discussed in Note I.

His accrued salaries totaled $833 and $200,833 at October 31, 2011 and 2010, respectively.

Total accrued payroll taxes on the above salaries totaled $45,353 and $49,238 at October 31, 2011 and 2010, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the President’s wife.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Future minimum rental payments for the fiscal years ending are as follows:

October 31,
2012	$ 22,380
2013	14,920
$ 37,300

The total rental expense was $26,747 and $23,827 for the years ended October 31, 2011 and 2010, respectively.

At October 31, 2011 and 2010, $30,344 and $21,398 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

Other

The President has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended:

	October 31, 2011	October 31, 2010
Benefit related to U.S. federal statutory graduated rate	-27.42%	-28.37%
Benefit related to State income tax rate, net of federal benefit	-3.36%	-3.32%
Accrued officer salaries	-344.58%	11.32%
Net operating loss for which no tax benefit is currently available	375.36%	20.37%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31, 2011	October 31, 2010
Net operating loss and tax credit carry forwards	$1,529,879	$1,522,860
Accrued officer salaries	436,425	500,330
Deferred tax asset (before valuation allowance)	$1,966,304	$2,023,190

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

At October 31, 2011, deferred taxes consisted of a net tax asset of $1,966,304, due to operating loss carry forwards and other temporary differences of $8,062,760, which was fully allowed for in the valuation allowance of $1,966,304.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2011 and 2010 totaled $56,886 and $111,599, respectively.  Net operating loss carry forwards will expire in various years through 2031.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $2,066 was unused at October 31, 2011.  The interest rate on the credit line was 21.90% at October 31, 2011.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At October 31, 2011 the Company also had three credit cards with a combined credit limit of $26,700, of which $3,293 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%.  All other credit cards previously used by the Company have been paid off and closed.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31, 2012	$8,799
Less: imputed interest	(665)
Present value of net minimum lease payments	$8,134

The Company’s President has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at October 31, 2011.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

The following assumptions were utilized to determine the estimated fair value of the warrants upon issue:

Expected volatility	142%
Contractual term	1 year
Risk free interest rate	0.47%
Expected dividend rate	0%

Common stock issued for services

On May 18, 2011, the Company appointed Mr. Duane Knight, CPA, to its Scientific Advisory Board (“SAB”).  Concurrently, the Company issued 50,000 shares of the Company’s common stock to him as compensation to be earned during his two years of service on the SAB.  The transaction was valued at $5,000, or $.10 per share, which approximated the market value of the stock on the date of the transaction.  As of October 31, 2011, $1,042 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

On April 27, 2011, the Company issued 99,010 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2011.  The transaction was valued at $10,000, or $.101 per share, which approximated the market value of the stock on the date of the transaction.  As of October 31, 2011, $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

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

In February 2010, the Company appointed Mr. Richard Huebner to its Board of Directors.  The Company issued to Mr. Huebner 106,383 shares of the Company’s common stock as compensation for his commitment to serve on the Company’s board of directors.  The transaction was valued at $25,000, or $.235 per share based on the fair value of the stock on the transaction date.  Of the total transaction amount, $15,000 was considered as incentive to serve as a director, and as such the amount was charged to operations as stock compensation expense for the year ended October 31, 2010.  The remaining $10,000 was considered as compensation to be earned during his service in 2010.   As of October 31, 2011 the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

Also in February 2010, the Company issued 42,553 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2010.  The transaction was valued at $10,000, or $.235 per share based on the fair value of the stock on the transaction date.

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

As of October 31, 2011 the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

On December 21, 2009 the Company agreed to convert to common stock certain amounts due an attorney who provides various legal services to the Company.  As a result, $15,000 of amounts due the attorney was converted to 85,714 shares of common stock at a price of $0.175 per share, which approximated the market value of the stock on the date of the transaction.

In February 2009, the Company appointed Dr. Pamela L. Rice to its Scientific Advisory Board.  The Company issued 12,000 shares of the Company’s common stock as compensation for her commitment to serve on the SAB.  The transaction was valued at $1,800, or $.15 per share based on the fair value of the stock on the transaction date.  As of October 31, 2011 the entire $1,800 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements of March 29, 2011 as discussed in Note I, a contingency was met resulting in the vesting of 100,000 of these options.  As such, the Company recorded $18,900 in stock based compensation on March 29, 2011.  None of the other contingencies have been met as of October 31, 2011, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.68%
Dividend yield	0.00%
Volatility factor	228.72%
Weighted average expected life	6.5 years

Incentive plans

Effective December 2, 2000, the Company’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), which replaced the Company’s 1992 Stock Option Plan.  The purpose of the Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, consultants and directors, and to promote the Company’s business.  The Plan authorizes total awards of up to 1,000,000 shares of the Company's common stock. Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants. If an award made under the Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

future awards under the Plan.  Awards may not be transferred, except by will or the laws of descent and distribution.  No awards may be granted under the Plan after September 30, 2010.

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

At October 31, 2011 a total of 543,500 options had been issued under the Plan, of which 16,500 have expired.  227,000 options have vested under the Plan have exercise prices ranging from $0.08 to $0.31 per share, a weighted average exercise price of $0.09 per share, and a weighted average remaining contractual life of 3.83 years at October 31, 2011.  300,000 outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the years ended October 31, 2011 and 2010, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2009	1,543,500	$0.08 to $0.81	8.29 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2010	1,543,500	$0.08 to $0.81	7.60 years	$0.17
Options granted	-
Options exercised	-
Options expired	16,500	$0.42 to $0.81	-	$0.44
Balance at October 31, 2011	1,527,000	$0.08 to $0.45	5.66 years	$0.17
Exercisable at October 31, 2010	243,500	$0.08 to $0.81	4.53 years	$0.09
Exercisable at October 31, 2011	327,000	$0.08 to $0.31	4.72 years	$0.12

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

NOTE G: CONSULTING AGREEMENTS

On May 13, 2011 the Company entered into a consulting agreement with a former member of the Company’s Scientific Advisory Board.  The agreement provides for the consultant’s assistance in molecular biology and related areas needed for commercialization of the Company’s stem cell product lines, as requested by management, at a compensation rate of $50 per hour.  For the year ended October 31, 2011, the consultant had billed the Company a total of $500 in connection with this agreement.

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of October 31, 2011 no services have been performed and no compensation has been paid under the agreement.

On August 20, 2007, the Company entered into a Consulting Agreement with Mr. Joe Nieusma of Superior Toxicology & Wellness (“Superior”).  This agreement was initially extended without modification through August 20, 2010, although no further extension has been made as of the date of this report.  Under the terms of the original agreement, Superior will provide services including, but not limited to:

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

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

VITRO DIAGNOSTICS, INC.

Notes to Unaudited Financial Statements

automatically renewed for additional two year periods until terminated by either party; however, the license can be terminated after two and one-half years if there have been no sales of licensed products.

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5 % of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of October 31, 2011, no sales have been made under this agreement.

NOTE J: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of October 31, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(b)  Changes in Internal Control over Financial Reporting.  During fiscal year ended October 31, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year except for Mr. Van Horn who failed to file one report covering one transaction in a timely fashion.

ITEM 11.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman	2011	$31,500(1)	$31,500
President, Chief Executive	2010	$87,500(1)	$87,500
Officer, Chief Operating Officer, Chief Financial Officer	2009	$82,500(1)	$82,500

Eric Van Horn, Vice President	2011	-0-	-0-
	2010	-0-	-0-
	2009	-0-	-0-

(1)

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

In February 2010, the Company appointed Mr. Richard Huebner to its Board of Directors.  The Company issued to Mr. Huebner 106,383 shares of the Company’s common stock as compensation for his commitment to serve on the Company’s board of directors.  The transaction was valued at $25,000, or $.235 per share based on the fair value of the stock on the transaction date.  Of the total transaction amount, $15,000 was considered as incentive to serve as a director, and as such the amount was charged to operations as stock compensation expense for the year ended October 31, 2010.  The remaining $10,000 was considered as compensation to be earned during his service in 2010.  Mr. Huebner resigned his position as a member of the Board of Directors effective March 17, 2011 and no further compensation was awarded.

Each board member is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended October 31, 2011:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(#)	(#)	(#)	($)		(#)	(#)	(#)	($)

James R. Musick	200,000	0	0	$0.08	2/10/2016	0	0	0	0
James R. Musick	0	0	300,000	$0.17	4/01/2015	0	0	0	0
James R. Musick	100,000	0	900,000	$0.19	7/29/2018	0	0	0	0

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

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	227,000	$0.09	0
Equity compensation plans not approved by security holders	100,000	$0.19	0
TOTAL	327,000	$0.12	0

Compensation plan not approved by security holders included the 1992 equity incentive plan.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 24, 2012 based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock.  The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised.  At January 24, 2012 the Company had outstanding 18,528,995 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 4621 Technology Drive, Golden, Colorado 80403	5,250,755	28.04%

Erik Van Horn 4621 Technology Drive, Golden, Colorado 80403	441,563	2.38%

Officers and Directors as a group(1) (2) (2 individuals)	5,692,318	30.72%

Other Shareholders

Lloyd Hansen 2646 S.W. Mapp Rd, Ste. #304 Palm City, FL 34990	980,000	5.21%

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

Between August 2002 and October 2007, the Company's Chairman, James Musick, loaned the Company $168,150 for working capital.  This loan and the accrued interest of $35,483 had been represented by a single promissory note in the amount of $203,633 dated October 31, 2007 bearing interest at the rate of 10% per year.  The note replaced a previous note.  This note was due on October 31, 2008 and was collateralized by the Company's patents regarding purification of FSH. On July 29, 2008, the Board of Directors approved the issuance of 1,238,176 shares of the Company’s common stock in exchange for the notes payable plus accrued interest to an officer not to exceed $225,000.  At that time the Note was canceled effective July 29, 2008.  The exchange was completed in February 2009.  A total of $224,333, representing the balance of the note payable and accrued interest, plus the outstanding balance of other indebtedness to the officer of $5,530 was exchanged for 1,238,176 shares of the Company’s common stock.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2011	2010
Audit Fees	$17,050	$11,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	______-	______-

Total	$17,050	$11,800

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed or incorporated by reference into this Report:

No.	Description
1	Not applicable.
2	Not applicable.
3.1.1(1)	Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.
3.1.2(2)	Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.
3.1.3(3)	Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.
3.1.4(2)	Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.
3.1.5(4)	Amended and Restated Articles of Incorporation of the Company , as filed July 20, 2001 with the Nevada Secretary of State
3.2(3)	Bylaws of the Company.
4.1(3)	Specimen certificate for Common Shares, $.001 par value per share.
9	Not applicable.
10.1(5)	Equity Incentive Plan dated October 9, 2000
10.2	Promissory note issued by the Company to James R. Musick dated October 31, 2007.
10.3(6)	Executive Employment Agreement between the Company and James R. Musick dated April 1, 2005.
10.4(7)	Common Stock and Warrant Purchase Agreement
10.5(8)	Form of Class A Warrant Agreement
10.6(9)	License Agreement with James T. Posillico, Ph.D.
10.7(10)	Amendment No. 1 to License Agreement with James T. Posillico, Ph.D.
11	Not applicable.
13	Not applicable.
14	Not applicable.
16	Not applicable.
18	Not applicable.
20	Not applicable.
21	Not applicable.
22	Not applicable
23	Not applicable.
24	Not applicable.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Not applicable.

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

(7)

Filed as Exhibit 10.1 to the Form 8-K dated January 31, 2008.

(8)

Filed as Exhibit 10.2 to the Form 8-K dated January 31, 2008

(9)

Filed as an Exhibit to the Form 8-K dated March 30, 2011.

(10)

Filed as an Exhibit to the Form 8-K/A-1 dated June 27, 2011.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 13th day of February, 2012.

VITRO DIAGNOSTICS, INC.

By:

    /s/ James R. Musick

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Musick James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	February 13, 2012

/s/ Erik D. VanHorn Erik D. VanHorn	Vice President and Director	February 13, 2012