Form 10-K/A
period 2011-10-31
VITRO DIAGNOSTICS INC
filed 2012-02-16
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

:

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

See Part IV, Item 15.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the period ended October 31, 2011 (the “Form 10-K”) of Vitro Diagnostics, Inc. is being filed for the purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

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

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after February 13, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed or incorporated by reference into this Report:

No.	Description
1	Not applicable.
2	Not applicable.
3.1.1(1)	Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.
3.1.2(2)	Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.
3.1.3(3)	Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.
3.1.4(2)	Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.
3.1.5(4)	Amended and Restated Articles of Incorporation of the Company , as filed July 20, 2001 with the Nevada Secretary of State
3.2(3)	Bylaws of the Company.
4.1(3)	Specimen certificate for Common Shares, $.001 par value per share.
9	Not applicable.
10.1(5)	Equity Incentive Plan dated October 9, 2000
10.2	Promissory note issued by the Company to James R. Musick dated October 31, 2007.
10.3(6)	Executive Employment Agreement between the Company and James R. Musick dated April 1, 2005.
10.4(7)	Common Stock and Warrant Purchase Agreement
10.5(8)	Form of Class A Warrant Agreement
10.6(9)	License Agreement with James T. Posillico, Ph.D.

10.7(10)	Amendment No. 1 to License Agreement with James T. Posillico, Ph.D.
11	Not applicable.
13	Not applicable.
14	Not applicable.
16	Not applicable.
18	Not applicable.
20	Not applicable.
21	Not applicable.
22	Not applicable
23	Not applicable.
24	Not applicable.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Not applicable.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

(9)

Filed as an Exhibit to the Form 8-K dated March 30, 2011.

(10)

Filed as an Exhibit to the Form 8-K/A-1 dated June 27, 2011.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 14th day of February, 2012.

VITRO DIAGNOSTICS, INC.

By:

/s/ James R. Musick

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Musick James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	February 14, 2012

/s/ Erik D. VanHorn Erik D. VanHorn	Vice President and Director	February 14, 2012