Form 10-Q
period 2012-01-31
VITRO DIAGNOSTICS INC
filed 2012-03-21
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of March 15, 2012, the Registrant had 18,871,217 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2012 and October 31, 2011, and its results of operations for the three month periods ended January 31, 2012 and 2011, its statement of changes of shareholders’ deficit for the period November 1, 2010 through January 31, 2012, and its cash flows for the three month periods ended January 31, 2012 and 2011.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets

	January 31, 2012	October 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$ 2,975	$ 3,023
Accounts receivable	650	3,594
Inventory, at cost	18,867	17,173
Total current assets	22,492	23,790
Equipment, net of accumulated depreciation of $82,465 and $78,043	28,692	31,819
Patents, net of accumulated amortization of $8,449 and $7,664 (Note A)	22,936	23,721
Deferred costs (Note A)	5,595	5,595
Other assets	1,449	1,449
Total assets	$ 81,164	$ 86,374
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligations (Note E)	$ 5,660	$ 8,134
Lines of credit (Note D)	35,254	33,834
Accounts payable	36,911	39,993
Accounts payable – related parties (Note B)	6,591	30,344
Accrued expenses	10,513	2,903
Advances and accrued interest payable to officer (Note B)	426,239	359,809
Accrued payroll expenses (Note B)	1,180,758	1,177,618
Total liabilities	1,701,926	1,652,635
Commitments and contingencies (Notes A, B, C, D, E, F, G, H and I)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
18,871,217 and 18,528,995 shares issued and outstanding	18,871	18,529
Additional paid-in capital	5,361,062	5,346,604
Services prepaid with common stock	(10,833)	(3,958)
Accumulated deficit	(6,989,862)	(6,927,436)
Total shareholders' deficit	(1,620,762)	(1,566,261)
Total liabilities and shareholders' deficit	$ 81,164	$ 86,374

See accompanying notes to these financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Three Months Ended
	January 31,
	2012	2011
Product sales	$ 4,182	$ 4,326
Cost of goods sold	(2,204)	(1,238)
Gross profit	1,978	3,088

Operating costs and expenses:
Research and development	29,584	42,182
Selling, general and administrative	24,214	19,705
Total operating costs and expenses	53,798	61,887
Loss from operations	(51,820)	(58,799)

Other income (expense):
Interest expense	(10,606)	(10,608)
Fair value of stock purchase warrants	-	29,300

Loss before income taxes	(62,426)	(40,107)

Provision for income taxes (Note C)	-	-

Net loss	$ (62,426)	$ (40,107)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	18,528,995	18,379,985

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2010	-	-	18,379,985	$ 18,380	$ 5,312,853	$(3,559)	$(6,913,414)	$(1,585,740)
Prepaid services earned (Note F)	-	-	-	-	-	14,601	-	14,601
Common stock issued to director for future services (Note F)	-	-	99,010	99	9,901	(10,000)	-	-
Vesting of officer stock options (Note F)	-	-	-	-	18,900	-	-	18,900
Common stock issued to SAB member for future services (Note F)	-	-	50,000	50	4,950	(5,000)	-	-
Net loss for the year ended October 31, 2011	-			-	-	-	(14,022)	(14,022)
Balance, October 31, 2011	-	-	18,528,995	$ 18,529	$ 5,346,604	$ (3,958)	$(6,927,436)	$(1,566,261)
Prepaid services earned (Note F)	-	-	-	-	-	3,125	-	3,125
Common stock issued to director for future services (Note F)	-	-		222	9,778	(10,000)	-	-
Common stock issued for consulting services (Notes F and G)	-	-	120,000	120	4,680	-	-	4,800
Net loss for the three months ended January 31, 2012	-		-	-	-	-	(62,426)	(62,426)
Balance, January 31, 2012 (unaudited)	-		18,871,217	$ 18,871	$5,361,062	$(10,833)	$(6,989,862)	$(1,620,762)

See accompanying notes to these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Three Months Ended
	January 31,
	2012	2011

Cash Flows from operating activities:
Net income (loss)	$ (62,426)	$ (40,107)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5,207	5,082
Stock-based compensation	3,125	3,559
Common stock issued for consulting services	4,800	-
Fair value of stock purchase warrants	-	(29,300)
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable, inventories,
prepaid expenses and deposits	1,250	(190)
(Decrease) increase in accounts payable and accrued expenses	(7,655)	6,387
Net cash used in operating activities	(55,699)	(54,569)
Cash flows from investing activities:
Purchases of equipment	(1,295)	-
Payments for patents and deferred costs	-	(4,728)
Net cash used in investing activities	(1,295)	(4,728)
Cash flows from financing activities:
Proceeds from advances from officer	58,000	57,000
(Payments) draws on lines of credit, net	1,420	459
Principal payments on capital lease	(2,474)	(4,046)
Net cash provided by financing activities	56,946	53,413
Net change in cash	(48)	(5,884)
Cash, beginning of year	3,023	17,313
Cash, end of period	$ 2,975	$ 11,429
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 2,176	$ 6,849
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ -
Common stock issued for consulting services	$ 4,800	$ -

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at January 31, 2012, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2010, the president has advanced the Company a total of $237,500 for working capital on an “as needed” basis, including $58,000 during the first quarter ended January 31, 2012.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At January 31, 2012 and October 31, 2011, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At January 31, 2012 and October 31, 2011, finished goods included approximately $5,500 and $10,100, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	January 31, 2012	October 31, 2011
Raw materials	$ 9,657	$ 9,320
Finished goods	9,210	7,853
	$ 18,867	$ 17,173

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $4,422 and $4,297 for the three months ended January 31, 2012 and 2011, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $785 for each of the three months ended January 31, 2012 and 2011, respectively.  Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2012	$2,358
2013	3,144
2014	3,144
2015	3,144
2016	3,144
Thereafter	8,002
$22,936

The Company’s patents consisted of the following at January 31, 2012:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(8,449)
$22,936

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $5,595 at both January 31, 2012 and October 31, 2011, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the three months ended January 31, 2012 or 2011.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the three months ended January 31, 2012 and 2011, 92% and 89% of the Company’s sales, respectively, were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $867 and $345 for the three months ended January 31, 2012 and 2011, respectively.

Consulting Expenses

From time-to-time the Company engages consultants to perform various professional and administrative functions including public relations and corporate marketing.  Expenses for consulting services are generally recognized when services are performed and billable by the consultant.  In the event an agreement requires payments in which the timing of the payments is not consistent with the performance of services, expense is recognized as either service events occur, or recognized evenly over the period of the consulting agreement where specific services performed under the agreement are not readily identifiable.  Consulting agreements in which compensation is contingent upon the successful occurrence of one or more events are only expensed when the contingency has been, or is reasonably assured, to be met.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of January 31, 2012 and October 31, 2011, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the three months ended January 31, 2011, common stock equivalents of 324,000 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.  For the three months ended January 31, 2011, common stock equivalents of 543,500 representing outstanding common stock purchase warrants and options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

Recent accounting standards

There were various accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through January 31, 2012, the Company’s President had advanced the Company a total of $377,182 used for working capital including $58,000 during the three months ended January 31, 2012.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $49,057 and $19,810 at January 31, 2012 and 2011, respectively.  The total advances plus accrued interest totaling $426,239 and $359,809 at January 31, 2012 and 2011, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its President through April 30, 2008 under an old agreement due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,180,758 and $1,177,618 at January 31, 2012 and October 31, 2011, respectively.  His accrued salaries totaled $1,134,422 and $1,131,432 as of January 31, 2012 and October 31, 2011, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

On March 30, 2011 the Company licensed two of its existing patents to a former executive officer.  The transaction included license fees totaling $10,000, and a forgiveness of previously accrued payroll amounts due the former officer of $190,000.  This transaction is further discussed in Note I.

His accrued salaries totaled $833 at both January 31, 2012 and October 31, 2011.

Total accrued payroll taxes on the above salaries totaled $45,503 and $45,353 at January 31, 2012 and October 31, 2011, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the President’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,
2012	$ 16,875
2013	14,920
$ 31,705

The total rental expense was $6,562 and $6,828 for the three months ended January 31, 2012 and 2011, respectively.

At January 31, 2012 and October 31, 2011 and 2010, $6,591 and $30,344 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,060 was unused at January 31, 2012.  The interest rate on the credit line was 21.90% at October 31, 2011.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At October 31, 2011 the Company also had three credit cards with a combined credit limit of $26,700, of which $2,878 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%.  All other credit cards previously used by the Company have been paid off and closed.

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

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31, 2012	$5,993
Less: imputed interest	(333)
Present value of net minimum lease payments	$5,660

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

Common stock issued for services

On February 7, 2012, the Company’s board of directors ratified the issue of 222,222 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation earned to date, and to be earned during his service in fiscal year ending October 31, 2012.  The transaction was valued at $10,000, or $.045 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  Since the shares represent services performed in part for the three months ended January 31, 2012, at total of $2,500 was expensed for the three months ended January 31, 2012, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

Also on February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing entity which included the issuance of 120,000 shares of the Company’s common stock as partial payment for certain services being provided by the consultant.  The shares were valued at a total of $4,800, or $.04 per share, the closing price of the Company’s common stock on January 24, 2012.  The initial services relating to this issuance are considered to be substantially completed, and as such the total of $4,800 was charged to operations for the three months ended January 31, 2012.  This agreement is discussed further below in Note G.

On May 18, 2011, the Company appointed Mr. Duane Knight, CPA, to its Scientific Advisory Board (“SAB”).  Concurrently, the Company issued 50,000 shares of the Company’s common stock to him as compensation to be earned during his two years of service on the SAB.  The transaction was valued at $5,000, or $.10 per share, which approximated the market value of the stock on the date of the transaction.  As of January 31, 2012, $1,667 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

On April 27, 2011, the Company issued 99,010 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2011.  The transaction was valued at $10,000, or $.101 per share, which approximated the market value of the stock on the date of the transaction.  As of January 31, 2012, the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements of March 29, 2011 as discussed in Note I, a contingency was met resulting in the vesting of 100,000 of these options.  As such, the Company recorded $18,900 in stock based compensation on March 29, 2011.  None of the other contingencies have been met as of January 31, 2012, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

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

At January 31, 2012 a total of 543,500 options had been issued under the Plan, of which 19,500 have expired.  224,000 options outstanding and vested under the Plan have exercise prices ranging from $0.08 to $0.18 per share, a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 3.63 years at January 31, 2012.  300,000 outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the three months ended January 31, 2012 and the year ended October 31, 2011, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2010	1,543,500	$.08 to $.81	7.60 years	$.17
Options granted	-
Options exercised	-
Options expired	16,500	$.42 to $.81	-	$.44
Balance at October 31, 2011	1,527,000	$.08 to $.45	5.66 years	$.17
Options granted	-
Options exercised	-
Options expired	3,000	$.42 to $.81	-	$.44
Balance at January 31, 2012	1,524,000	$0.08 to $0.19	5.42 years	$.17
Exercisable at October 31, 2011	327,000	$.08 to $.31	4.72 years	$.12
Exercisable at January 31, 2012	224,000	$.08 to $.18	3.63 years	$.08

NOTE G: CONSULTING AGREEMENTS

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement has an initial six-month term and may be terminated by either party upon a material breech of the agreement.  It includes several phases for which the consultant shall be compensated upon completion.  The initial phase includes the completion of various strategies for which the consultant received cash compensation of $5,000 and 120,000 of the Company’s common stock, which was valued at $4,800 as discussed above.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant will be entitled to additional compensation for completion of Phases II & III of approximately $12,000 payable in cash or a combination of cash and common stock to be determined by the Company upon completion.  For the three months ended January 31, 2012 a total of $9,800 consisting of the initial cash payment and common stock issued was charged to operations.

On May 13, 2011 the Company entered into a consulting agreement with a former member of the Company’s Scientific Advisory Board.  The agreement provides for the consultant’s assistance in molecular biology and related areas needed for commercialization of the Company’s stem cell product lines, as requested by management, at a compensation rate of $50 per hour.  For the year ended October 31, 2011, the consultant had billed the Company a total of $500 in connection with this agreement.  No amounts have been billed by the consultant for the three months ended January 31, 2012.

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of January 31, 2012 no services have been performed and no compensation has been paid under the agreement.

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5 % of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of January 31, 2012, no sales have been made under this agreement.

NOTE J: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at January 31, 2012 and compares it to the Company’s financial condition at October 31, 2011.  It also discusses the Company’s results of operations for the three-month period ending January 31, 2012 and compares those results to the results of the three months ended January 31, 2011.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2011 under the caption, “Risk Factors.”  Most of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

At January 31, 2012, the Company had a working capital deficit of $1,679,434, consisting of current assets of $22,492 and current liabilities of $1,701,926.  This represents a decrease in working capital of $50,589 from fiscal year end October 31, 2011.  The decrease in working capital was mainly due to $49,291 in increased current liabilities due to operating expenses in excess of revenue from product sales.

Current assets decreased by $1,298 and current liabilities increased by $49,291 during the quarter ended January 31, 2012.  The decrease in current assets was due to decreased accounts receivable, while liabilities increased due to operating expenses in excess of revenues.  The Company reported a $1,620,762 deficit in shareholders’ equity at January 31, 2011, which was $54,501 more than the deficit reported at October 31, 2011.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the three months ended January 31, 2011, the Company’s financing activities provided $56,946 in cash to support our operating activities.  During that time, the Company’s operations used $55,699 in cash compared to $54,569 of cash used by operations during the three months ended January 31, 2011.  The Company reported an overall increase in cash for the first three months of 2012 of $2,975 that was $8,454 less than the increase in cash for the first three months of 2011.  Cash raised from financing activities was derived through loans from the Company’s president and CEO.   Cash usage reflects a minimum cash requirement of about $18,500 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had lines of credit totaling $35,254  with $3,938 available in credit at January 31, 2012.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2011.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.   Management has continued its program to expand sales of its products including the MSC-Gro™ Media product line optimized for the cell culture of mesenchymal stem cells. Our MSC-Gro™ media is being evaluated by key accounts that are perceived by Management to represent substantial sales opportunities for the Company.  The Company now has out-licensed two of its patents covering technology for the generation and purification of FSH, a hormone used to treat infertility.  Management of the Company maintains close association with the licensee and is assisting the licensee to develop this business through establishment of distribution channels and related activities.  The Company is also pursuing other approaches to increase its capital resources such as combination with revenue-generating private entities, out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended January 31, 2012, the Company realized a net loss of $62,426 or $0.00 per share on $4,182 in revenue.  The net loss was $22,319 more than the net loss for the first quarter ended January 31, 2011.  The increased net loss in the first quarter of 2012 compared to the same quarter in 2011 was primarily due to lack of other income derived from the fair value of stock purchase warrants that expired during the first quarter of 2011.  Total operating expenses were $8,089 less in the first quarter 2012 than the comparable period in 2011.  Research and development expenses decreased by $12,598 and selling, general and administrative expenses increased by $4,509.

Current activities of the Company have shifted to manufacturing and sales of its stem cell based product line, while R&D efforts are directed towards development of new products to add to the commercial products presently available. During the first quarter 2012, the Company entered into a consulting agreement that management negotiated in order to increase awareness of the Company’s stem cell products to its customer base and also to heighten awareness of the Company as an investment opportunity.  Part of this agreement involves the generation of an expanded and improved website that is predominantly focused on the Company’s products to support stem cell research and clinical development.  Management has added several new products to its cell lines & derivatives, new media products are being added to the MSC-Gro™ cell culture media product line and the Company now offers an expanded line of stem cell measurement tools in conjunction with its manufacturing partner, HemoGenix, Inc.  These new products will be added to the new website that is currently under construction.  In addition, our consulting agreement includes additional procedures to utilize social media communications to promote the Company’s stem cell products to its targeted markets.  The Company also submitted an abstract to the International Society for Stem Cell Therapy for presentation at its annual meeting scheduled in early June, 2012.  This abstract provides detail regarding the Company’s MSC-Gro™ Media for use in clinical studies. The Company has also been involved in discussions with a business group to enhance the distribution of its products into Asian markets.

Research and development expenses (R&D) were $29,584 during the first quarter of 2012, which was a decrease of $12,598 over the comparable period in 2011.  While the R&D necessary for launch of its initial products was completed in 2009, the Company continues enhancement and improvement of its existing products together with the development of new products to add to its product line. The Company is now developing additional products for use in animal studies of the therapeutic benefit of mesenchymal stem cells.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO DIAGNOSTIC, INC.

Date: March 15, 2012	By: _/s/ James R. Musick______ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer