Form 10-Q
period 2012-04-30
VITRO DIAGNOSTICS INC
filed 2012-06-19
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of June 14, 2012, the Registrant had 18,871,217 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2012 and October 31, 2011, and its results of operations for the three month periods ended April 30, 2012 and 2011 and for the six month periods ended April 30, 2012 and 2011, its statement of changes of shareholders’ deficit for the period November 1, 2010 through April 30, 2012, and its cash flows for the six month periods ended April 30, 2012 and 2011.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	April 30, 2012	October 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$ 1,098	$ 3,023
Accounts receivable	2,764	3,594
Inventory, at cost	19,646	17,173
Total current assets	23,508	23,790
Equipment, net of accumulated depreciation of $86,908 and $78,043	24,249	31,819
Patents, net of accumulated amortization of $9,233 and $7,664 (Note A)	22,152	23,721
Deferred costs (Note A)	5,595	5,595
Other assets	1,449	1,449
Total assets	$ 76,953	$ 86,374
Liabilities and Shareholders' Deficit
Current liabilities:
Lines of credit (Note D)	$ 35,147	$ 33,834
Current maturities on capital lease obligations (Note E)	1,460	8,134
Accounts payable	47,881	39,993
Accounts payable - related parties	17,003	30,344
Accrued expenses	8,313	2,903
Advances and accrued interest payable to officer (Note B)	476,148	359,809
Accrued payroll expenses (Note B)	1,183,908	1,177,618
Total liabilities	1,769,860	1,652,635
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
18,871,217 and 18,528,995 shares issued and outstanding	18,871	18,529
Additional paid-in capital	5,361,062	5,346,604
Services prepaid with common stock	(7,708)	(3,958)
Accumulated deficit	(7,065,132)	(6,927,436)
Total shareholders' deficit	(1,692,907)	(1,566,261)
Total liabilities and shareholders' deficit	$ 76,953	$ 86,374

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations
(unaudited)
	For the Three Months Ended
	April 30,
	2012	2011
Product sales	$ 3,587	$ 4,782
Cost of goods sold	(1,933)	(1,174)
Gross profit	1,654	3,608

Operating costs and expenses:
Research and development	42,695	27,563
Selling, general and administrative	22,278	30,657
Total operating costs and expenses	64,973	58,220
Loss from operations	(63,319)	(54,612)

Other income (expense):
Interest expense	(11,951)	(10,391)
License fee income	-	10,000
Forgiveness of debt	-	190,000

Income (loss) before income taxes	(75,270)	134,997

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (75,270)	$ 134,997

Net loss per common share, basic	$ (0.00)	$ 0.01
Net loss per common share, diluted	$ (0.00)	$ 0.01

Shares used in computing net loss per common share:
Basic	18,871,217	18,383,360
Diluted	18,871,217	18,449,667

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations
(unaudited)
	For the Six Months Ended
	April 30,
	2012	2011
Product sales	$ 7,769	$ 9,108
Cost of goods sold	(4,137)	(2,412)
Gross profit	3,632	6,696

Operating costs and expenses:
Research and development	72,278	69,745
Selling, general and administrative	46,493	50,362
Total operating costs and expenses	118,771	120,107
Loss from operations	(115,139)	(113,411)

Other income (expense):
Interest expense	(22,557)	(20,999)
Fair value of stock purchase warrants		29,300
License fee income		10,000
Forgiveness of debt	-	190,000

Income (loss) before income taxes	(137,696)	94,890

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (137,696)	$ 94,890

Net income (loss) per common share, basic and diluted	$ (0.01)	$ 0.01
Net income (loss) per common share, diluted	$ (0.01)	$ 0.01

Shares used in computing net loss per common share:
Basic	18,699,161	18,381,635
Diluted	18,699,161	18,460,377

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2010	-	$ -	18,379,985	$ 18,380	$5,312,853	$ (3,559)	$(6,913,414)	$(1,585,740)
Prepaid services earned (Note F)	-	-	-	-	-	14,601	-	14,601
Common stock issued to director for future services (Note F)	-	-	99,010	99	9,901	(10,000)	-	-
Vesting of officer stock options (Note F)	-	-	-	-	18,900	-	-	18,900
Common stock issued to SAB member for future services (Note F)	-	-	50,000	50	4,950	(5,000)	-	-
Net loss for the year ended October 31, 2011	-		-	-	-	-	(14,022)	(14,022)
Balance, October 31, 2011	-	-	18,528,995	$ 18,529	$5,346,604	$ (3,958)	$(6,927,436)	$(1,566,261)
Prepaid services earned (Note F)	-	-	-	-	-	6,250	-	6,250
Common stock issued to director for future services (Note F)	-	-	222,222	222	9,778	(10,000)	-	-
Common stock issued for consulting services (Note G)	-	-	120,000	120	4,680	-	-	4,800
Net loss for the six months ended April 30, 2012	-	-	-	-	-	-	(137,696)	(137,696)
Balance, April 30, 2012 (unaudited)	-	-	18,871,217	$ 18,871	$5,361,062	$ (7,708)	$(7,065,132)	$(1,692,907)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Six Months Ended
	April 30,
	2012	2011
Cash Flows from operating activities:
Net income (loss)	$ (137,696)	$ 94,890
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	10,434	10,309
Stock-based compensation	6,250	27,459
Common stock issued for consulting services	4,800	-
Fair value of stock purchase warrants	-	(29,300)
Changes in current assets and current liabilities:
(Increase) in accounts receivable and inventories	(1,643)	(762)
(Decrease) increase in accounts payable and accrued expenses	24,586	(172,968)
Net cash used in operating activities	(93,269)	(70,372)
Cash flows from investing activities:
Purchases of equipment	(1,295)	(500)
Payments for patents and deferred costs	-	(4,728)
Net cash used in investing activities	(1,295)	(5,228)
Cash flows from financing activities:
Proceeds from advances from officer	98,000	137,000
(Payments) draws on lines of credit, net	1,313	(55,880)
Principal payments on capital lease	(6,674)	(8,369)
Net cash provided by financing activities	92,639	72,751
Net change in cash	(1,925)	(2,849)
Cash, beginning of year	3,023	17,313
Cash, end of period	$ 1,098	$ 14,464
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 4,218	$ 11,415
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 10,000
Common stock issued for consulting services	$ 4,800	$ -

See accompanying notes to these unaudited financial statements

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at April 30, 2012, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2010, the president has advanced the Company a total of $277,500 for working capital on an “as needed” basis, including $98,000 during the six months ended April 30, 2012.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At April 30, 2012 and October 31, 2011, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At April 30, 2012 and October 31, 2011, finished goods included approximately $4,200 and $10,100, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	April 30, 2012	October 31, 2011
Raw materials	$ 11,457	$ 9,320
Finished goods	8,189	7,853
	$ 19,646	$ 17,173

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $8,865 and $8,740 for the six months ended April 30, 2012 and 2011, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $1,569 for each of the six months ended April 30, 2012 and 2011, respectively.  Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2012	$1,574
2013	3,144
2014	3,144
2015	3,144
2016	3,144
Thereafter	8,002
$22,152

The Company’s patents consisted of the following at April 30, 2012:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(9,233)
$22,152

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $5,595 at both April 30, 2012 and October 31, 2011, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the six months ended April 30, 2012 or 2011.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the six months ended April 30, 2012 and 2011, 68% and 50% of the Company’s sales, respectively, were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $3,077 and $2,461 for the six months ended April 30, 2012 and 2011, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of April 30, 2012 and October 31, 2011, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the six months ended April 30, 2012, common stock equivalents of 322,500 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.  For the six months ended April 30, 2011, common stock equivalents of 410,000 representing outstanding common stock purchase warrants and options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through April 30, 2012, the Company’s President had advanced the Company a total of $417,182 used for working capital including $98,000 during the six months ended April 30, 2012.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $58,966 and $25,635 at April 30, 2012 and 2011, respectively.  The total advances plus accrued interest totaling $476,148 and $359,809 at April 30, 2012 and October 31, 2011, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its President through April 30, 2008 under an old agreement due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,183,908 and $1,177,618 at April 30, 2012 and October 31, 2011, respectively.  His accrued salaries totaled $1,137,422 and $1,131,432 as of April 30, 2012 and October 31, 2011, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

On March 30, 2011 the Company licensed two of its existing patents to a former executive officer.  The transaction included license fees totaling $10,000, and a forgiveness of previously accrued payroll amounts due the former officer of $190,000.  This transaction is further discussed in Note I.

His accrued salaries totaled $833 at both April 30, 2012 and October 31, 2011.

Total accrued payroll taxes on the above salaries totaled $45,653 and $45,353 at April 30, 2012 and October 31, 2011, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the President’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,
2012	$ 11,190
2013	14,920
$ 26,110

The total rental expense was $13,372 and $13,247 for the six months ended April 30, 2012 and 2011, respectively.

At April 30, 2012 and October 31, 2011, $13,372 and $30,344 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $1,085 was unused at April 30, 2012.  The interest rate on the credit line was 21.90% at April 30, 2012.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At April 30, 2012 the Company also had three credit cards with a combined credit limit of $26,700, of which $2,959 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 27.99% at April 30, 2012.  All other credit cards previously used by the Company have been paid off and closed.

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

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31, 2012	$1,524
Less: imputed interest	(64)
Present value of net minimum lease payments	$1,460

The Company’s President has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at April 30, 2012.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

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

Common stock issued for services

On February 7, 2012, the Company’s board of directors ratified the issue of 222,222 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation earned to date, and to be earned during his service in fiscal year ending October 31, 2012.  The transaction was valued at $10,000, or $.045 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  Since the shares represent services performed for the six months ended April 30, 2012, at total of $5,000 was expensed for the six months ended April 30, 2012, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

Also on February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing entity which included the issuance of 120,000 shares of the Company’s common stock as partial payment for certain services being provided by the consultant.  The shares were valued at a total of $4,800, or $.04 per share, the closing price of the Company’s common stock on January 24, 2012.  The initial services relating to this issuance were considered to be substantially completed, and as such the total of $4,800 was charged to operations for the six months ended April 30, 2012.  This agreement is discussed further below in Note G.

On May 18, 2011, the Company appointed Mr. Duane Knight, CPA, to its Scientific Advisory Board (“SAB”).  Concurrently, the Company issued 50,000 shares of the Company’s common stock to him as compensation to be earned during his two years of service on the SAB.  The transaction was valued at $5,000, or $.10 per share, which approximated the market value of the stock on the date of the transaction.  As of April 30, 2012, $2,292 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

On April 27, 2011, the Company issued 99,010 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2011.  The transaction was valued at $10,000, or $.101 per share, which approximated the market value of the stock on the date of the transaction.  As of April 30, 2012, the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements of March 29, 2011 as discussed in Note I, a contingency was met resulting in the vesting of 100,000 of these options.  As such, the Company recorded $18,900 in stock based compensation on March 29, 2011.  None of the other contingencies have been met as of April 30, 2012, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

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

At April 30, 2012 a total of 543,500 options had been issued under the Plan, of which 21,000 have expired.  The 222,500 options outstanding and vested under the Plan have exercise prices ranging from $0.08 to $0.17 per share, a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 3.4 years at April 30, 2012.  300,000 outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the six months ended April 30, 2012 and the year ended October 31, 2011, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2010	1,543,500	$.08 to $.81	7.60 years	$.17
Options granted	-
Options exercised	-
Options expired	16,500	$.42 to $.81	-	$.44
Balance at October 31, 2011	1,527,000	$.08 to $.45	5.66 years	$.17
Options granted	-
Options exercised	-
Options expired	4,500	$.14 to $.31	-	$.20
Balance at April 30, 2012	1,522,500	$0.08 to $0.19	5.18 years	$.17
Exercisable at October 31, 2011	327,000	$.08 to $.31	4.72 years	$.12
Exercisable at April 30, 2012	322,500	$.08 to $.19	4.29 years	$.12

NOTE G: CONSULTING AGREEMENTS

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement has an initial six-month term and may be terminated by either party upon a material breach of the agreement.  It includes several phases for which the consultant shall be compensated upon completion.  The initial phase includes the completion of various strategies for which the consultant received cash compensation of $5,000 and 120,000 of the Company’s common stock, which was valued at $4,800 as discussed above.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant will be entitled to additional compensation for completion of Phases II & III of approximately $12,000 payable in cash or a combination of cash and common stock to be determined by the Company upon completion.  For the six months ended April 30, 2012 a total of $15,800 was charged to operations consisting of cash payments totaling $11,000 and the common stock issued.

On May 13, 2011 the Company entered into a consulting agreement with a former member of the Company’s Scientific Advisory Board.  The agreement provides for the consultant’s assistance in molecular biology and related areas needed for commercialization of the Company’s stem cell product lines, as requested by management, at a compensation rate of $50 per hour.  For the year ended October 31, 2011, the consultant had billed the Company a total of $500 in connection with this agreement.  No amounts have been billed by the consultant for the six months ended April 30, 2012.

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of April 30, 2012 no services have been performed and no compensation has been paid under the agreement.

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5 % of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of April 30, 2012, no sales have been made under this agreement.

NOTE J: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

On May 10, 2012 the Company agreed to issue 437,695 shares of its $.001 par value common stock to an individual in satisfaction of $21,885 of legal services previously provided.  The shares were valued at $0.05 per share, the closing price of the Company’s common stock on that date.  As of the date of this report the shares had not yet been issued.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at April 30, 2012 and compares it to the Company’s financial condition at October 31, 2011.  It also discusses the Company’s results of operations for the three and six-month period ending April 30, 2012 and 2011.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

At April 30, 2012, the Company had a working capital deficit of $1,746,352, consisting of current assets of $23,508 and current liabilities of $1,769,860.  This represents a decrease in working capital of $117,507 from fiscal year end October 31, 2011.  The decrease in working capital was mainly due to $117,225 in increased current liabilities due to operating expenses in excess of revenue from product sales.

Current assets decreased by $282 and current liabilities increased by $117,225, due to increased accounts receivable & inventory, while liabilities increased due to operating expenses in excess of revenues.  The Company reported a $1,692,907 deficit in shareholders’ equity at April 30, 2012, which was $126,646 more than the deficit reported at October 31, 2011.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the six months ended April 30, 2012, the Company’s financing activities provided $92,639 in cash to support our operating activities.  During that time, the Company’s operations used $93,269 in cash compared to $70,372 of cash used by operations during the six months ended April 30, 2011.  The Company reported an overall decrease in cash for the first six months of 2012 of $1,925 that was $924 less than the decrease in cash for the first six months of 2011.  The decrease in cash used in operating activities during the first half of 2011 was primarily due to the net loss reported for the six months ended April 30, 2012. Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects a minimum cash requirement of about $15,500 per month for operations. Cash requirements for operations have recently been reduced by debt refinancing and reduction in deferred salary to its President.

The Company had outstanding credit cards and a line of credit totaling $35,147 with $4,044 available in credit at April 30, 2012.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2011.  A current focus is product sales derived from launch of its stem cell-based product line launched in 2009.   Management has continued its program to expand sales of its products including the MSC-Gro™ Media product line optimized for the cell culture of mesenchymal stem cells. Our MSC-Gro™ media is being evaluated by key accounts that are perceived by Management to represent substantial sales opportunities for the Company.  While product sales slowed during the Holiday period, we also gained a distribution agreement with Neuromics, Inc. and this agreement has resulted in recent increases in product sales.  Also, during its second quarter 2012, the Company began implementation of a new and improved website through a service contract for public/investor relations and use of social media to increase awareness of the Company’s products and investment opportunity.  The new website in now online and provides necessary tools for the Company to pursue additional customers of its products.  We are also attending a trade show, the International Society for Cellular Therapy during our 3rd quarter and will be presenting a scientific review of our cell culture media optimized for growth and differentiation of Mesenchymal Stem Cells.  Attendance at this convention also allows further exposure of the Company and its products to potential customers, partners and collaborators.  The Company focuses its limited resources on maintaining its inventories, improving existing products and developing new products to expand its revenue opportunities.  Management is thus seeking partners to assist in the marketing and distribution of its products.

The Company now has out-licensed two of its patents covering technology for the generation and purification of FSH, a hormone used to treat infertility.  Management of the Company maintains close association with the licensee and is assisting the licensee to develop this business through establishment of distribution channels and related activities.  We received a license fee in 2011 and are entitled to royalty payments from product sales.  These activities are being accelerated since there has been substantial progress during the early portion of 2012 in the establishment of global distribution channels.  Furthermore, the regulatory process of gaining approval to market these products has been advanced through the location of a suitable manufacturing partner who management and our licensing partner believe can withstand scrutiny necessary to gain registration of Vitropin™.  The Company is also pursuing other approaches to increase its capital resources such as combination with revenue-generating private entities, out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended April 30, 2012, the Company realized a net loss of $75,270 or $0.00 per share on $3,587 in product revenue.  The net income was $210,267 less than the net income gain for the three months ended April 30, 2011.  The decrease in net income in the second quarter of 2012 compared to the same quarter in 2011 was primarily due to lack of other income derived from the patent license fee obtained in 2011. Total operating expenses were $6,753 more in the second quarter 2012 than the comparable period in 2011.  Research and development expenses increased by $15,132 and selling, general and administrative expenses decreased by $8,379.

During the six months ended April 30, 2011, the Company realized net loss of ($137,696) or $0.01 per share on $7,769 revenue.  The net loss in the first half of 2012 was $232,586 less than the gain reported during the six month period ended April 30, 2011.  The decrease in net income was due to primarily to license fee income in 2011 and its absence in 2012.

Current activities of the Company have shifted to manufacturing and sales of its stem cell based product line, while R&D efforts are directed towards development of new products to add to the commercial products presently available.  The Company has added several new products to its cell lines & derivatives, new media products are being added to the MSC-Gro™ cell culture media product line and the Company now offers an expanded line of stem cell measurement tools in conjunction with its manufacturing partner, HemoGenix, Inc.  These new products are now available through E-commerce features of our new website.  It is apparent from the reported widespread efficacy of MSCs in clinical trials and the low incidence of adverse effects that there is potential to achieve regulatory approval for advanced treatment of many diseases, injuries and cellular degenerative conditions. Our new clinical products expand our offering of tools to support stem cell research by providing highly competitive new products for clinical studies including our serum-free, animal-free and chemically defined MSC-Gro™ Brand of media formulations optimized for human MSC self-renewal & lineage-specific differentiation, together with LUMENESC™ high performance assays of stem cell quality, potency and response to toxic agents.  We intend to leverage our current advances in human medical MSC-based treatments to offer products for treatment of horses, dogs and cats. The results of MSC therapy in animals may also provide safety and efficacy data to support human clinical studies.

Research and development expenses (R&D) were $72,278 during the first half of 2012, which was an increase of $2,533 over the comparable period in 2011.  While the R&D necessary for launch of its initial products was completed in 2009, the Company continues enhancement and improvement of its existing products together with the development of new products to add to its product line. The Company is now developing additional products for use in animal studies of the therapeutic benefit of mesenchymal stem cells.

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

Item 4.

Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.

Other Information

None, except as previously disclosed.

Item 6.

Exhibits

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*  filed herewith

**

to be provided by amendment

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRO DIAGNOSTIC, INC.

Date: June 19, 2012	By: __/s/ James R. Musick__ _
James R. Musick President, Chief Executive Officer and Chief Financial Officer