Form 10-Q/A
period 2012-04-30
VITRO DIAGNOSTICS INC
filed 2012-06-22
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (the “Form 10-Q”) of Vitro Diagnostics, Inc. is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

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

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after June 14, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

Item 6.

Exhibits

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed June 19, 2012.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRO DIAGNOSTIC, INC.

Date: June 22, 2012	By: __/s/ James R. Musick____ _
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

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed June 19, 2012.

** Provided herewith.