Form 10-Q
period 2012-07-31
VITRO DIAGNOSTICS INC
filed 2012-09-20
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of September 14, 2012, the Registrant had 19,308,912 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2012 and October 31, 2011, and its results of operations for the three month periods ended July 31, 2012 and 2011 and for the nine month periods ended July 31, 2012 and 2011, its statement of changes of shareholders’ deficit for the period November 1, 2010 through July 31, 2012, and its cash flows for the nine month periods ended July 31, 2012 and 2011.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	July 31, 2012	October 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$ 8,637	$ 3,023
Accounts receivable	3,579	3,594
Inventory, at cost	22,006	17,173
Total current assets	34,222	23,790
Equipment, net of accumulated depreciation of $91,298 and $78,043	20,719	31,819
Patents, net of accumulated amortization of $10,018 and $7,664 (Note A)	21,367	23,721
Deferred costs (Note A)	8,955	5,595
Other assets	1,449	1,449
Total assets	$ 86,712	$ 86,374
Liabilities and Shareholders' Deficit
Current liabilities:
Lines of credit (Note D)	$ 36,669	$ 33,834
Current maturities on capital lease obligations (Note E)	371	8,134
Accounts payable	34,642	39,993
Accounts payable - related parties	23,723	30,344
Accrued expenses	2,400	2,903
Advances and accrued interest payable to officer (Note B)	521,148	359,809
Accrued payroll expenses (Note B)	1,187,058	1,177,618
Total liabilities	1,806,011	1,652,635
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
19,308,912 and 18,528,995 shares issued and outstanding	19,309	18,529
Additional paid-in capital	5,382,509	5,346,604
Services prepaid with common stock	(4,583)	(3,958)
Accumulated deficit	(7,116,534)	(6,927,436)
Total shareholders' deficit	(1,719,299)	(1,566,261)
Total liabilities and shareholders' deficit	$ 86,712	$ 86,374

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Three Months Ended
	July 31,
	2012	2011
Product sales	$ 5,397	$ 1,759
Cost of goods sold	(1,445)	(651)
Gross profit	3,952	1,108

Operating costs and expenses:
Research and development	28,971	35,885
Selling, general and administrative	13,750	13,379
Total operating costs and expenses	42,721	49,264
Loss from operations	(38,769)	(48,156)

Other income (expense):
Interest expense	(12,633)	(9,931)
License fee income	-	-
Forgiveness of debt	-	-

Income (loss) before income taxes	(51,402)	(58,087)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (51,402)	$ (58,087)

Net loss per common share, basic	$ (0.00)	$ (0.00)
Net loss per common share, diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic	19,260,814	18,519,654
Diluted	19,260,814	18,519,654

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Nine Months Ended
	July 31,
	2012	2011
Product sales	$ 13,166	$ 10,867
Cost of goods sold	(5,582)	(3,063)
Gross profit	7,584	7,804

Operating costs and expenses:
Research and development	101,249	105,630
Selling, general and administrative	60,243	63,741
Total operating costs and expenses	161,492	169,371
Loss from operations	(153,908)	(161,567)

Other income (expense):
Interest expense	(35,190)	(30,930)
Fair value of stock purchase warrants		29,300
License fee income		10,000
Forgiveness of debt	-	190,000

Income (loss) before income taxes	(189,098)	36,803

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (189,098)	$ 36,803

Net income (loss) per common share, basic and diluted	$ (0.01)	$ 0.00
Net income (loss) per common share, diluted	$ (0.01)	$ 0.00

Shares used in computing net loss per common share:
Basic	18,887,009	18,428,169
Diluted	18,887,009	18,497,551

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock			Common Stock	Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2010	-	$ -	18,379,985	$ 18,380	$5,312,853	$(3,559)	$ (6,913,414)	$(1,585,740)
Prepaid services earned (Note F)	-	-	-	-	-	14,601	-	14,601
Common stock issued to director for future services (Note F)	-	-	99,010	99	9,901	10,000)	-	-
Vesting of officer stock options (Note F)	-	-	-	-	18,900	-	-	18,900
Common stock issued to SAB member for future services (Note F)	-	-	50,000	50	4,950	(5,000)	-	-
Net loss for the year ended October 31, 2011	-		-	-	-	-	(14,022)	(14,022)
Balance, October 31, 2011	-	-	18,528,995	$ 8,529	$5,346,604	$(3,958)	$ (6,927,436)	$(1,566,261)
Prepaid services earned (Note F)	-	-	-	-	-	9,375	-	9,375
Common stock issued to director for future services (Note F)	-	-	222,222	222	9,778	(10,000)	-	-
Common stock issued for consulting services (Note G)	-	-	120,000	120	4,680	-	-	4,800
Conversion of accounts payable (Note F)	-	-	437,695	438	21,447	-	-	21,885
Net loss for the six months ended April 30, 2012	-	-	-	-	-	-	(189,098)	(189,098)
Balance, July 31, 2012 (unaudited)	-	-	19,308,912	$ 19,309	$5,382,509	$(4,583)	$ (7,116,534)	$(1,719,299)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Nine Months Ended
	July 31,
	2012	2011
Cash Flows from operating activities:
Net income (loss)	$ (189,098)	$ 36,803
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	15,609	15,546
Stock-based compensation	9,375	30,376
Common stock issued for consulting services	4,800	-
Fair value of stock purchase warrants	-	(29,300)
Changes in current assets and current liabilities:
(Increase) in accounts receivable, inventories,
prepaid expenses and deposits	(4,818)	(2,379)
(Decrease) increase in accounts payable and accrued expenses	47,889	(154,435)
Net cash used in operating activities	(116,243)	(103,389)
Cash flows from investing activities:
Purchases of equipment	(2,155)	(500)
Payments for patents and deferred costs	(3,360)	(4,781)
Net cash used in investing activities	(5,515)	(5,281)
Cash flows from financing activities:
Proceeds from advances from officer	132,300	161,500
(Payments) draws on lines of credit, net	2,835	(56,657)
Principal payments on capital lease	(7,763)	(11,686)
Net cash provided by financing activities	127,372	93,157
Net change in cash	5,614	(15,513)
Cash, beginning of year	3,023	17,313
Cash, end of period	$ 8,637	$ 1,800
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 6,151	$ 14,146
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 15,000
Common stock issued for consulting services	$ 4,800	$ -
Common stock issued upon conversion of accounts payable	$ 21,885	$ -

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at July 31, 2012, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2010, the president has advanced the Company a total of $311,800 for working capital on an “as needed” basis, including $132,300 during the nine months ended July 31, 2012.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At July 31, 2012 and October 31, 2011, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At July 31, 2012 and October 31, 2011, finished goods included approximately $4,500 and $10,100, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	July 31, 2012	October 31, 2011
Raw materials	$ 13,083	$ 9,320
Finished goods	8,923	7,853
	$ 22,006	$ 17,173

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $13,255 and $13,192 for the nine months ended July 31, 2012 and 2011, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $2,354 for each of the nine months ended July 31, 2012 and 2011, respectively.  Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2012	$787
2013	3,144
2014	3,144
2015	3,144
2016	3,144
Thereafter	8,002
$21,367

The Company’s patents consisted of the following at July 31, 2012:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(10,018)
$21,367

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $8,000 and $5,595 at July 31, 2012 and October 31, 2011, respectively, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $955 and $-0- at July 31, 2012 and October 31, 2011, respectively, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the nine months ended July 31, 2012 or 2011.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the nine months ended July 31, 2012 and 2011, 69% and 51% of the Company’s sales, respectively, were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $6,446 and $5,335 for the nine months ended July 31, 2012 and 2011, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of July 31, 2012 and October 31, 2011, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the nine months ended July 31, 2012, common stock equivalents of 322,500 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.  For the nine months ended July 31, 2011, common stock equivalents of 69,382 were included in the diluted per share calculation, and represented certain in-the-money common stock options.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through July 31, 2012, the Company’s President had advanced the Company a total of $451,482 used for working capital including $132,300 during the nine months ended July 31, 2012.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $69,666 and $32,835 at July 31, 2012 and 2011, respectively.  The total advances plus accrued interest totaling $521,148 and $359,809 at July 31, 2012 and October 31, 2011, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

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

The Company accrued the salaries of its President through April 30, 2008 under an old agreement due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,187,058 and $1,177,618 at July 31, 2012 and October 31, 2011, respectively.  His accrued salaries totaled $1,137,422 and $1,140,422 as of July 31, 2012 and October 31, 2011, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

On March 30, 2011 the Company licensed two of its existing patents to a former executive officer.  The transaction included license fees totaling $10,000, and a forgiveness of previously accrued payroll amounts due the former officer of $190,000.  This transaction is further discussed in Note I.

His accrued salaries totaled $833 at both July 31, 2012 and October 31, 2011.

Total accrued payroll taxes on the above salaries totaled $45,803 and $45,353 at July 31, 2012 and October 31, 2011, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado.  The facility has been leased from a company that is owned by the President’s wife.

Future minimum rental payments for the fiscal years ending are as follows:

October 31,
2012	$ 5,595
2013	14,920
$ 20,515

The total rental expense was $20,092 and $19,666 for the nine months ended July 31, 2012 and 2011, respectively.

At July 31, 2012 and October 31, 2011, $20,092 and $30,344 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $708 was unused at July 31, 2012.  The interest rate on the credit line was 21.90% at July 31, 2012.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At July 31, 2012 the Company also had three credit cards with a combined credit limit of $26,700, of which $1,815 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 27.56% at July 31, 2012.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: CAPITAL LEASE OBLIGATIONS

In July 2007, the Company entered into a capital lease agreement to acquire laboratory equipment.  The Company is obligated to make 3 monthly payments of $25 and monthly payments of $382 through August 2012.

In June 2008, the Company entered into a capital lease agreement, also for the acquisition of laboratory equipment.  The Company was obligated to make monthly payments of $830 through May 2012.  This obligation was fully paid at July 31, 2012.

In July 2009, the Company entered into a capital lease agreement, also for the acquisition of laboratory equipment.  The Company was obligated to make monthly payments of $570 through June 2011.  This obligation was fully paid at July 31, 2011.

Future maturities of the Company’s capital lease obligations are as follows:

Year ended October 31, 2012	$377
Less: imputed interest	(6)
Present value of net minimum lease payments	$371

The Company’s President has personally guaranteed the lease obligations.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at July 31, 2012.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

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

Common stock issued for services

On February 7, 2012, the Company’s board of directors ratified the issue of 222,222 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation earned to date, and to be earned during his service in fiscal year ending October 31, 2012.  The transaction was valued at $10,000, or $.045 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  Since the shares represent services performed for the nine months ended July 31, 2012, at total of $7,500 was expensed for the nine months ended July 31, 2012, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

Also on February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing entity which included the issuance of 120,000 shares of the Company’s common stock as partial payment for certain services being provided by the consultant.  The shares were valued at a total of $4,800, or $.04 per share, the closing price of the Company’s common stock on January 24, 2012.  The initial services relating to this issuance were considered to be substantially completed, and as such the total of $4,800 was charged to operations for the nine months ended July 31, 2012.  This agreement is discussed further below in Note G.

On May 18, 2011, the Company appointed Mr. Duane Knight, CPA, to its Scientific Advisory Board (“SAB”).  Concurrently, the Company issued 50,000 shares of the Company’s common stock to him as compensation to be earned during his two years of service on the SAB.  The transaction was valued at $5,000, or $.10 per share, which approximated the market value of the stock on the date of the transaction.  As of July 31, 2012, $2,917 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

On April 27, 2011, the Company issued 99,010 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2011.  The transaction was valued at $10,000, or $.101 per share, which approximated the market value of the stock on the date of the transaction.  As of July 31, 2012, the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheet.

Conversion of accounts payable

On May 10, 2012 the Company issued 437,695 shares of its $.001 par value common stock to an individual in satisfaction of $21,885 of legal services previously provided.  The shares were valued at $0.05 per share, the closing price of the Company’s common stock on that date.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements of March 29, 2011 as discussed in Note I, a contingency was met resulting in the vesting of 100,000 of these options.  As such, the Company recorded $18,900 in stock based compensation on March 29, 2011.  None of the other contingencies have been met as of July 31, 2012, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

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

At July 31, 2012 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have an exercise price of $0.08 per share, a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 3.53 years at July 31, 2012.  Three hundred thousand (300,000) outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the nine months ended July 31, 2012 and the year ended October 31, 2011, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2010	1,543,500	$.08 to $.81	7.60 years	$.17
Options granted	-
Options exercised	-
Options expired	16,500	$.42 to $.81	-	$.44
Balance at October 31, 2011	1,527,000	$.08 to $.45	5.66 years	$.17
Options granted	-
Options exercised	-
Options expired	27,000	$.12 to $.31	-	$.13
Balance at July 31, 2012	1,500,000	$0.08 to $0.19	5.00 years	$.17
Exercisable at October 31, 2011	327,000	$.08 to $.31	4.72 years	$.12
Exercisable at July 31, 2012	300,000	$.08 to $.19	4.35 years	$.12

NOTE G: CONSULTING AGREEMENTS

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement has an initial six-month term and may be terminated by either party upon a material breach of the agreement.  It includes several phases for which the consultant shall be compensated upon completion.  The initial phase includes the completion of various strategies for which the consultant received cash compensation of $5,000 and 120,000 of the Company’s common stock, which was valued at $4,800 as discussed above.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant will be entitled to additional compensation for completion of Phases II & III of approximately $12,000 payable in cash or a combination of cash and common stock to be determined by the Company upon completion.  For the nine months ended July 31, 2012 a total of $18,800 was charged to operations consisting of cash payments totaling $14,000 and the common stock issued.

On May 13, 2011 the Company entered into a consulting agreement with a former member of the Company’s Scientific Advisory Board.  The agreement provides for the consultant’s assistance in molecular biology and related areas needed for commercialization of the Company’s stem cell product lines, as requested by management, at a compensation rate of $50 per hour.  For the year ended October 31, 2011, the consultant had billed the Company a total of $500 in connection with this agreement.  No amounts have been billed by the consultant for the nine months ended July 31, 2012.

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of July 31, 2012 no services have been performed and no compensation has been paid under the agreement.

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

NOTE H: JOINT PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION AGREEMENTS

On May 29, 2010 the Company executed an Agreement with Mokshagundam Biotechnologies for the development of a medium formulation for growth of marine invertebrates as a potential food source.  Initially, a basal medium formulation consisting of macro nutritional substances is to be developed and this will be supplemented with growth factors commonly used in stem cell media formulations.  The Agreement provides for the Company to provide a pilot batch of medium for testing consisting of macro-nutritional support plus a mixture of common growth factors necessary for in-vitro support of self-renewal in stem cells of higher organisms.  This medium was delivered to Mokshagundam during fiscal year 2010.  The Agreement provided for a payment of $5,000 to the Company upon execution of the Agreement as an advance for the product development, and was received during the third quarter of fiscal year ended October 31, 2010. This agreement is presently inactive.

On April 27, 2010 the Company executed an Agreement for Joint Product Development, Manufacture and Distribution (“Agreement”) with HemoGenix, Inc., a privately held biotechnology firm located in Colorado Springs, Colorado.  The Agreement provides for the joint manufacture and distribution of stem cell analysis tools.  The agreement provides for the expansion of assay platforms from HemoGenix, in particular, LUMENESC for mesenchymal stem cells (MSC).  Also, this original agreement between the Company and HemoGenix® was expanded during the latter portions of 2010 to include joint development of cell-specific toxicity assays including those targeting liver cells, heart, kidney and neuronal cells.  Furthermore, the strategic partners intend to jointly develop additional stem cell media products and align their respective quality programs to ensure consistency.

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5 % of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of July 31, 2012, no sales have been made under this agreement.

NOTE J: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at July 31, 2012 and compares it to the Company’s financial condition at October 31, 2011.  It also discusses the Company’s results of operations for the three and nine-month period ending July 31, 2012 and 2011.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

The Company continues to experience a working capital deficit while it develops its business plan to increase revenue through license of its intellectual property and sales of stem cell-based products.  At July 31, 2012, the Company had a working capital deficit of $1,771,789, consisting of current assets of $34,222 and current liabilities of $1,806,011.  This represents a decrease in working capital of $142,944 from fiscal year end October 31, 2011.  The decrease in working capital was mainly due to additional current liabilities relating to short term advances totaling $132,300 made by the Company’s president and CEO during the nine months ended July 31, 2012.

At July 31, 2012, current assets increased by $10,432 and current liabilities increased by $153,376 from October 31, 2011.  The increase in current assets was due to increased cash and inventory.  The Company reported a $1,719,299 total shareholders’ deficit at July 31, 2012, which was $153,038 more than the deficit reported at October 31, 2011.  The substantial majority of the working capital deficit ($1,708,206) is attributed to accrued officer salaries and notes due to the president and CEO.

During the nine months ended July 31, 2012, the Company’s financing activities provided $127,372 in cash to support our operating activities.  During that time, the Company’s operations used $116,243 in cash compared to $103,389 of cash used by operations during the nine months ended July 31, 2011.   Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects an estimated minimum cash requirement of about $13,000 per month for operations.

The Company had outstanding lines of credit totaling $36,669 with $2,522 available in credit at July 31, 2012.  The Company must continue to service debt and the president and CEO personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011. A current focus is product sales derived from launch of its stem cell-based product line launched in 2009. Management has continued its program to expand sales of its products. Our product sales strategy includes direct sales through a recently updated and expanded website featuring E-commerce capabilities to provide increased accessibility of our products for online purchase by both domestic and off-shore customers.  In addition to direct product sales, the Company also has established distribution relationships with other companies.  During the current fiscal quarter ending July 31, 2012, the Company announced expanded business opportunities with Neuromics, Inc., a current distributor of the Company’s products.   The additional opportunities include expanded sales of Vitro’s stem cell products as well as additional products that are perceived to enhance the competitive advantage of the Company’s existing MSC product line by combination with other third party products providing enhanced opportunities for customers, including clinical development of adult stem cell technology.  Through evaluations that are ongoing, additional complementary products are being added to the Neuromics, Inc. product line.  We anticipate further additional activities leading to expansion of revenue generation through our distribution agreement with Neuromics, Inc.  We are also attended the International Society for Cellular Therapy during the present fiscal quarter and the business opportunities resulting from this have yielded another, separate agreement for distribution of the Company’s  entire product line into certain Chinese provinces through StemGenesis, Inc, a stem cell company located in Qingdao, Shandong Province, China  and with operations in the USA as well. The Company focuses its limited resources on maintaining its inventories, improving existing products and developing new products to expand its revenue opportunities, as described in Results of Operations (below). Management is thus seeking partners to assist in the marketing and distribution of its products.   There are additional business development opportunities that management is presently pursuing to further expand revenue generation from its stem cell product line.

The Company now has out-licensed two of its patents covering technology for the generation and purification of FSH, a hormone used to treat infertility. Management of the Company maintains close association with the licensee and is assisting the licensee to develop this business through establishment of distribution channels and related activities. We received a license fee in 2011 and are entitled to royalty payments from product sales. These activities are being accelerated since there has been substantial progress during the early portion of 2012 in the establishment of global distribution channels. Furthermore, the regulatory process of gaining approval to market these products has been advanced through the location of a manufacturing partner. This activity has led to the drafting of registration filings seeking marketing approval for Vitropin™, the Company’s highly purified urofollitropin product and related products in certain foreign countries by the licensee.  Since the market for pharmaceutical treatment of infertility is estimated to be quite substantial, capture of even a small portion of the total market can have a positive impact to the Company’s financial position since royalty income is largely transferred to net income because of minimal associated expenses. The Company is also pursuing other approaches to increase its capital resources such as combination with revenue-generating private entities, out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended July 31, 2012, the Company realized a net loss of ($51,402) or ($0.00) per share on $5,397 in revenue.  The net loss was $6,685 less than the net loss for the three months ended July 31, 2011.  The decrease in net loss was primarily due to increased revenue and decreased expenses.   Total operating expenses were $6,543 less in the third quarter 2012 than the comparable period in 2011.  Research and development expenses decreased by $6,914 and selling, general and administrative expenses increased by $371.  The decreased R&D expense reflects the continued transition to manufacturing and product sales with reduced R&D expense.

During the nine months ended July 31, 2012, the Company realized net loss of $189,098 or $0.01 per share on $13,166 revenue that was 20% greater than the comparable period of 2011.  The net loss in the first nine months of 2012 was $225,901 greater than the net income reported during the nine-month period ended July 31, 2011 of $36,803.  The increased loss was due to primarily due to absence of $200,000 in license fee income and debt forgiveness that occurred in 2011.

Current activities of the Company have shifted to marketing of its stem cell based product line. During the quarter ended July 31, 2012, the Company focused on product distribution & sales through both expansion and establishment of new distribution agreements.  Management is also pursuing additional opportunities for expanded product distribution.  To support product distribution, our operations focus on inventory maintenance, product improvements and addition of new products to extend our product offerings.  Our stem cell-based products include: a) human mesenchymal stem cells & derivatives, b) specialized cell culture media called MSC-Gro™ Media and, c) assay kits for determination of stem cell quality, potency and response to toxic agents.  The latter products are jointly manufactured by the Company and its strategic partner, HemoGenix, Inc.  Product improvements during the present quarter have focused on our clinical grade MSC-Gro™ media and the addition of new stem-cell derived products including differentiated cells derived from the Company’s adult MSC cell lines.   The latter products may be utilized for high throughput screening applications in new drug discovery & development and represent a consumable product since the differentiated cells are not capable of further proliferation.  We have now introduced human MSC-derived chondrocytes and plan related additional line extensions during the fourth fiscal quarter of 2012.  These cells are useful in the development of new drugs for the treatment of arthritis and osteo-arthritis.

R&D efforts are directed towards improvements of existing products and development of a pipeline of products to expand markets that are presently available to the Company.   Research and

development expenses (R&D) were $101,249 during the first nine months of 2012, which was a decrease of $4,381 over the comparable period in 2011.  The Company has defined and prioritized its stem cell product pipeline that is primarily designed to yield products for clinical testing of adult stem cells for various applications in injury/disease treatment and regenerative medicine.  The products being developed are primarily medical devices and animal therapeutic products that have shorter and less expensive pathways to regulatory approval than new drugs or biologics.  Medical devices receive FDA authorization by filing a request for marketing approval known as a 510K filing.  This filing requires laboratory testing comparing the performance a new product with another similar product that has already received US FDA 510K approval without the necessity of clinical trials.  The Company is presently focused on the development and 510K-filing of its clinical grade MSC-Gro™ media products.  Management believes that there is a substantial market for such products in clinical development programs focused on human MSCs both in the US and abroad, including China where the Company now has an alliance partner, StemGenesis, Inc.  The regulatory approval of medical devices in China is accelerated by prior FDA approval of a 510K filing, as the Company is planning.  Additional pipeline products include tools for in-vivo imaging of human MSCs and animal MSCs, including equine MSCs that are now in early stage development by the Company.  The Company also filed a new US patent application covering its intellectual property related to the development of its MSC-based clinical products.

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

VITRO DIAGNOSTIC, INC.

Date: September 20, 2012	By: _/s/ James R. Musick___________
James R. Musick President, Chief Executive Officer and Chief Financial Officer