Form 10-K
period 2012-10-31
VITRO DIAGNOSTICS INC
filed 2013-02-12
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

:

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[___] Yes   [_x_]  No

State issuer's revenue for its most recent fiscal year:  $28,079.

The aggregate market value of the 13,394,372 shares of voting stock held by non-affiliates of the Company at January 5, 2013, calculated by taking the last sales price of the Company's common stock of $0.16 on April 30, 2012 was $2,143,100.

The number of shares outstanding of the issuer’s common equity as of January 5, 2013 was 19,308,912.

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

Our common stock is currently traded over the counter and quoted on the OTC-QB exchange under the ticker symbol "VODG."  Because the company is no longer involved in the manufacture of diagnostic products, we operate under the name Vitro Biopharma which is registered by the Company as a trade mark in the state of Colorado.  The legal name of the Company is Vitro Diagnostics, Inc, doing business as (dba) Vitro Biopharma. We maintain a website at www.vitrobiopharma.com.

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

The Company’s stem cell technology includes cell lines, supporting products and methods for generation and differentiation of stem cells into products with application to treatment of numerous diseases such as heart disease, stroke, Parkinson’s and Alzheimer’s disease.  While the Company’s technology represents a platform with broad application to several medical markets, the present business model focuses on the commercialization of products targeting niche markets in research and drug development that do not require FDA pre-market approval.  The Company launched its initial product line in 2009 and we are continuing to implement our business plan that includes expanding both our product line and global distribution of these products with the goal of attaining profitable operations and earnings growth. Our 2013 operating plan includes addition of several products to our offerings targeting stem cell research and clinical development together with a series of products targeting therapeutic applications of stem cells.  We also plan to coordinate various marketing and distribution efforts through both direct sales and sales through our expanding network of distributors to enhance revenue growth to profitability while positioning the Company for sustained earnings growth

The predominant focus of operations during the fiscal year ended October 31, 2012, which we refer to in this report as 2012, was to continue commercialization of a series of products targeting global markets in stem cell research, including products needed by most scientists engaged in stem cell research. These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore do not require FDA pre-market approval.  Thus, access to our primary market is not dependent on FDA pre-market approval.  This is also a significant market segment that is growing rapidly especially as stem cell research shows promise in the treatment of diseases and conditions that were previously under-treated or untreatable and prior restrictions on federal support of stem cell research by the US government have been reduced.   During 2012, we expanded our product offerings considerably, by adding new cell lines and media formulations to our 2012 Product Catalog.  Our product offerings now include a specific type of human adult stem cell & certain derivatives of these cells, cell culture media for stem cell growth and differentiation into specific cell types together with various test kits for quantitative determination of stem cell quality, potency and response to toxic agents.  The latter products are jointly manufactured by the Company and its strategic partner, HemoGenix, Inc., a privately held stem cell firm located in Colorado Springs, CO while all other products are developed and manufactured solely by the Company.  Our products are distributed through a combination of direct sales from the Company and sales through distributors as described in more detail below.

We have also developed patented and patent-pending technology for use in stem cell research, drug development and therapeutic products for treatment of cancer and diabetes.  Modern stem cell technology is rapidly evolving towards commercialization and holds promise to revolutionize medicine by allowing replacement of any type of cell within the human body. Diseases characterized by cellular degeneration, including cardiovascular disease, diabetes, spinal cord injury and several other disorders may be cured through the development and commercialization of stem cell technology. In addition, cancer may be treated by stem cells that target selective destruction of cancer cells leading to novel therapies especially for poor prognosis conditions including pancreatic, lung and brain cancer. Thus the Company’s business plan involves commercialization of research products for broad usage in the stem cell research and drug development fields while at the same time developing specific proprietary technology with application to treatment of a broad range of diseases. For example, we own proprietary technology related to  novel methods for the reprogramming of adult cells to the pluripotent state whereby such stem cells may be differentiated into any type of cell in the body.

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

The Company’s stem cell technology focuses on adult stem cells that are derived from human tissues without the necessity of the sacrifice of embryos as is usually needed to generate embryonic stem cells. New advances have shown that stem cells with properties comparable to embryonic stem cells including differentiation into any cell type may be derived from adult cells.  So-called induced pluripotent stem cells (iPS) may obviate the need for embryonic stem cells in the future and also eliminate the ethical controversy surrounding use of embryonic stem cells.  The scientists who developed this technology received the Nobel Prize for Physiology or Medicine in 2012.

A thorough understanding of embryonic stem cell properties is critical to advancement of stem cell research.  However, from a practical perspective, embryonic stem cell therapies have revealed safety issues associated with transplantation of embryonic stem cells including tumor formation and other problems that resulted in withdrawal of a major US company’s FDA- application use of human embryonic stem cells for treatment of spinal cord injury.  On the other hand, adult stem cell therapies have been FDA-approved for the past 50 years for the treatment of blood disorders including leukemia, lymphoma and other blood cell cancers as well as autoimmune disorders.  These treatments originally relied on hematopoietic stem cells derived from bone marrow but now more commonly utilize hematopoietic stem cells derived from umbilical cord blood, since these cells are more readily matched to the recipient with regard to immunological compatibility.  The Company is presently focused on mesenchymal stem cells that are a type of adult stem cell that is also located in bone marrow and known to have important roles in the function of hematopoietic stem cells.  Numerous studies have demonstrated a low incidence of safety issues or adverse effect of transplantation of this type of stem cell while showing efficacy in the treatment of a variety of disorders.

During 2009, Vitro introduced into commercial distribution specialized products to support stem cell research and drug development based on mesenchymal stem cells. This new product line called, “Tools for Stem Cell and Drug Development™” features novel products to support research involving mesenchymal stem cells (MSCs), induced pluripotent stem cells (iPS) and cancer research that specifically utilizes stem cells that preferentially migrate to cancer cells and facilitate their destruction.  This initial product line includes stem cells and related products to facilitate studies of transplantation into animals, migration to certain targets and differentiation into specific cell types. Our products include mesenchymal stem cells that were derived from human umbilical cord blood.  We also provide fluorescent labeled stem cells, using a variety of specific labels to enhance utility for various applications in stem cell research.  To our knowledge, we are one of the only companies to offer fluorescent-labeled human stem cells for sale.  We also provide cell culture media optimized to support growth of our stem cell products. Cell culture media is a complex solution of salts and nutrients designed to support growth and differentiation of living human cells; each type of cell requires specific components within the media to optimize its growth.  Our initial formulations have now been expanded considerably to offer various options for the growth and differentiation of mesenchymal stem cells. Some of our stem cell culture media products are specifically intended for use in clinical trial studies of human stem cells.

Stem cell therapy has the potential to revolutionize treatment of many difficult–to-treat diseases.  A global effort by various scientists and businesses are rapidly developing modern stem cell therapies through targeted R&D, clinical trials and regulatory studies with the goal of obtaining regulatory marketing approval for clinical use. Vitro now provides needed stem cell and drug development tools to support critical applications of adult stem cell technology to develop these advanced new treatments.  Vitro’s new tools provide vital components to advance stem cell research and drug development.  These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore these products do not require FDA pre-market approval.   During 2012 the Company added products for use in clinical studies and plans additional advances in the regulatory status of these products during 2013, which will enable the Company to expand its markets by providing products for both research and clinical studies.  These additional clinical products require regulatory controls by the US FDA and other regulatory agencies that are described below (See: “Regulatory Approval”)

During 2012, we:

•

Launched a new and improved website featuring E-commerce of our products, expanded technical and investor relations information and utilization of social media to expand awareness of the Company and its products.

•

Established distribution of our products through Neuromics, Inc., a privately held firm in Minneapolis, MN focused exclusively on sales of a variety of products to support life science research.

•

Attended and presented a technical presentation at the International Society for Cellular Therapy Annual meeting resulting in increased collaborative opportunities and product sales.

•

Established a distribution agreement with Stemgenesis, Inc. for the exclusive distribution of our products into select Chinese Provinces.

•

Launched new products with application to enhancement of cellular therapy of articular (joint) diseases and injury & filed a new US Patent application to expand our near-term product pipeline.

•

Continued support of business development by our FSH patent licensee resulting in advancements in fertility drug manufacturing, distribution and regulatory approvals for treatment of human infertility.

An important advancement during 2012 was increased product distribution leading to increased revenue generation.  We have previously demonstrated competitive advantages of our MSC-Gro™ Brand of cell culture media optimized for mesenchymal stem cell (MSC) growth and differentiation, including increased cell growth, cellular recovery and shelf-life.  While sales of this product line developed more slowly, sales of our lead MSC-Gro™ product (Low-serum complete MSC-Gro™ medium) have grown since commercial introduction including an increase in sales during 2012 compared to 2011.    Sales of our other MSC-Gro™ media products and MSC-based cell lines have also increased.

Our primary corporate objective is the attainment of profitability and earnings growth.  With the platform now established, our operations are focused on increased manufacturing capacity to maintain appropriate inventories to support increased product sales.  We are now adding needed human resources, equipment and raw materials to serve our customers as rapidly as possible.  We are also continuing our marketing program to enhance awareness of our products and technology to our global markets.  Our management team is seasoned and experienced in the issues faced by a growing biotechnology operation and provides expert guidance to support our growth.  We are also committed to the expansion of our product lines to expand revenue opportunities.  For example, we have recently added human chondrocytes derived from human MSCs and plan additional new products.  Chondrocytes produce collagen and are essential to the function of joints.  Stem cell therapy of injured or diseased joints is an active area of clinical research that shows pre-clinical support of safety and efficacy of MSC-based therapy.  Thus our new products provide important tools to advance cell therapy of injury, diseases and regeneration of joints. MSC therapy may eventually be developed to allow for regeneration of injured or diseased joints, without the necessity of using artificial joints. We plan to launch additional new products during 2013 to support and sustain our revenue growth.

While our initial products target research use, we are also expanding our offerings to include products with clinical application.  We now have select MSC-Gro™ products with clinical application and intend to strengthen these products in 2013 through appropriate regulatory filings with the FDA.  It is especially important that cell culture media products do not contain human or animal serum and are chemically defined to minimize potential contamination of cultured cells that are subsequently administered to patients to test for clinical benefit.  This, serum-free, chemically defined media is classified as a medical device and requires much less time and money to achieve FDA approval than new drugs or biologics. Approval of a medical device typically requires less than one year and only laboratory testing while drugs and biologics can require 8-10 years, extensive clinical trial testing and cost $0.5 to $1 billion to gain approval, which is not guaranteed. We are also developing cellular products targeting therapeutic veterinary applications.  Furthermore, through our interactions with local physicians, we are exploring additional clinical applications of our products and technology.

During the two fiscal years ended October 31, 2012 and 2011, the Company spent $126,180and $138,038, respectively, for research and development.

Marketing and Distribution. To capture niche markets in stem cell research and drug development involves implementation of a multi-faceted marketing and sales initiative including various approaches such as: a strong internet marketing program, direct sales to end-users, identification and interaction with medical decision makers, selective use of distributors and in certain cases market generation efforts.  During 2012, the Company gained visibility and sales of its products through an expanded product line, featuring several new media products and stem cell lines.  We launched a completely revised and newly formatted website featuring E-commerce capabilities, a considerably expanded product offering, enhanced and readily accessible information for investors together with improved navigation, communication with the Company and ease of use.  We established product distribution through a partnership with Neuromics, Inc., a privately held firm focused on sales of various critical components used by life science researchers engaged in basic research to develop new drug candidates for neurodegenerative diseases, inflammatory conditions, autoimmune diseases and some forms of cancer.

The market for our products is global in nature, comprising numerous foreign markets that are more advanced than US markets due to the less restrictive governmental regulations on stem cell research and clinical applications.  Our marketing plan is directly integrated with new product development to ensure a steady stream of new innovative products perceived to be needed by our target markets.  We are also transiting from strictly research products to clinical products that considerably expand our available markets by including clinical applications of stem cell technology.  We now offer stem cell media products that are suitable for use in clinical applications.  We also established a separate distribution agreement with Stemgenesis, Inc, a Chinese-based firm with offices in the US as well for the distribution of our entire product line into select Chinese provinces that together comprise about two-thirds of China. This agreement developed through contact with the CEO of Stemgenesis that occurred at the annual meeting of the International Society for Cell Therapeutics, where the Company presented a technical presentation regarding its clinical grade MSC-Gro™ cell culture medium.  We completed a distribution agreement through these initial contacts and are now in the early stages of developing this business opportunity.  We also have an established distribution channel for our products through our strategic alliance with HemoGenix, Inc, our manufacturing partner for the Lumenesc™ Brand of MSC assay test kits.

The Company has focused its limited resources on product development, manufacturing and continual expansion of its product offerings while simultaneously developing marketing and distribution based on collaboration with distribution partners together with direct sales. Management made advances in 2012 in the establishment of partnerships to assist with product distribution.  We consider this strategic approach appropriate especially for targeting research markets for stem cell media. Modern marketing of stem cell products requires numerous skills and resources; there are several life science firms committed to these specialized capabilities.  Also, out-licensing of our stem cell-related intellectual property is an attractive option that we intend to pursue.  We also plan attendance at trade shows in 2013 and beyond to expand awareness of our products, technology and business opportunities.

Fertility Drug Candidates.

The Company's previous manufacture and sale of purified antigens for diagnostic purposes resulted in the discovery of several products and technologies with potential application for therapeutic purposes.  An initial target was the pituitary hormone FSH and related products, since FSH has been used as a drug to treat infertility since the mid-1960’s.  The present worldwide market for FSH and related products is estimated to be approximately $3 to $4 billion per year.  However, in the recent past, the Company has utilized its limited resources for its stem cell research in an effort to establish financial support and revenue through product sales in the near term.  During 2011, we completed out-licensing of our patented technology related to FSH manufacture as described elsewhere in this report.  We have a well-established business relationship with the licensee through numerous prior business activities and now also provide the licensee with assistance in sourcing necessary raw materials, distribution of finished product and options to advanced stem-cell based methods for FSH production.  During 2012, our licensee and his team of professionals began the process of registration of Vitropin™ and related products in certain foreign markets. This registration is being pursued together with the establishment of a separate manufacturing contract and various distribution partnerships. Product marketing, distribution and sales will be managed by an international group of professionals that have considerable expertise in the distribution of similar products in the ART field.  The development plan also contemplates registrations for marketing approval of Vitropin™ in several additional countries including the US and EU.

Description of Products and Product Candidates.

VITROPIN™ is highly purified FSH derived from the urine of post-menopausal women.  It is produced through the Company's patented technology that management believes represents a significant improvement over previous methods used to produce this product. This product is not yet approved by the US FDA and such approval is required prior to marketing in the United States.

Cell Line-Derived FSH:  Vitro has previously patented technology for the immortalization of pituitary cells known as gonadotropes that synthesize and secrete FSH and LH.  This patent is also licensed to our licensee through our agreement was finalized in 2011.  Our licensee intends to use cell line-derived FSH as part of a FSH pipeline including Vitropin™ and related products initially, followed by cell-line derived FSH.  This product would require further development prior to commercial launch, as well as regulatory approvals.  This product has potential competitive advantages to recombinant human FSH, including a completely humanized molecular form.

Stem-cell Derived FSH:  The Company's stem cell technology has potential application to generation of new cell lines for FSH production but this development would require additional R&D to demonstrate feasibility

Patents and Other Intellectual Property Protection

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

During January 2009 and January 2010, the Company also filed provisional patent applications with the USPTO concerning use of its stem cell technology in cancer treatments, “MATERIALS AND METHODS USEFUL TO RESEARCH AND TREAT CANCER.” The Company has developed cell lines and compositions with potential application to the targeted eradication of cancer stem cells which may occur without significant side-effects. This application has now lapsed, but the Company may elect to advance development of this technology at a later point in time, with adequate resources.  We do not believe that our prior patent applications will limit our ability to gain future patent protection.

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

The Company recently filed an additional international patent application entitled:  “INDUCED PLURIPOTENT STEM CELLS AND RELATED METHODS.” The application extends prior applications and describes a method for the generation of iPS cells from adult stem cells that completely avoids introduction of foreign DNA or RNA by using environmental factors only to induce pluripotency in adult stem cells.  This technology arose from the company’s demonstration that over-expression of just a single gene is required to induce pluripotent properties if adult stem cells are reprogrammed instead of somatic cells such as skin fibroblasts.  This finding has also been independently confirmed by other research groups.  From this discovery and the well-known, complex regulatory systems affecting expression of this gene, Vitro scientists determined methods for the inducing pluripotency through use of appropriate environmental factors. The Company believes that such technology has significant application to the field of regenerative medicine. Thus, the new patent allows generation of personalized, autologous stem cells from adult stem cell cells such as those present in bone marrow, blood and adipose tissue, etc that may differentiate into any cell type.  Such autologous stem cells may be used as substitutes for embryonic stem cells even though the cells are derived from adult stem cells.  During 2012, this international application was converted to a regular application that was submitted to the USPTO.

In 2012, the Company filed a new application with the USPTO entitled, “METHODS TO CULTURE MESENCHYMAL STEM CELLS AND RELATED MATERIALS” seeking patent protection for the Company’s proprietary technology related to generation and expansion of mesenchymal stem cell lines.  This includes various methods for generation of MSC lines for therapeutic applications including both human and animal-derived cell lines.  The Company plans to further expand this patent filing to protect its novel technology related to therapeutic products based on mesenchymal stem cells.

There can be no assurance that the Company will succeed in obtaining any patent protection from its pending applications or that its issued patents would withstand legal challenges.

The Company's technology related to the production of cell culture media is protected as trade secret.

The Company has trademark claims to its VITROPIN™ product informally by publication.  This trademark is thus a common law mark that may be challenged by the owners of similar, established and registered marks that existed prior to initial publication by the Company, but no such challenge has occurred since original publication in 2000.  The Company also has the following trademarks registered in the State of Colorado: "Vitro Biopharma", "VITROCELL" and "Harnessing the Power of Cells"; these registrations expired or expire on 7/2/2012, 11/25/2013 and 11/25/2013 respectively.  The Company has also established a common law mark for the phrase, “Tools for Stem Cell and Drug Development™, and MSC-Gro™.”  The Company may elect to formally protect some or all of these marks through registration with the USPTO in the future.  However, we do not believe the absence of formal trademark protection will adversely affect our business.  The registered domain names owned by the company include vitrodiag.com,, vitrostemcells.com, autologousstemcellmedia.com and common derivatives thereof.

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

Our stem cell products including cell lines, their derivatives and media for stem cell growth and differentiation are Class I Medical Devices and do not require FDA-pre-market approval.  However, we are expanding our stem cell media product line to include media for clinical applications.  In the US, these products require the filing and approval of Form 510K with the FDA.  This filing provides evidence for substantial equivalence of the medical device with a previously approved device manufactured by another firm.  We intend to pursue such filings for our clinical grade stem cell media during 2013.  The Company has previously filed several 510K requests and gained approval of diagnostic devices.  Also, we must register with the FDA as a Class II Medical Device manufacturer and are then subject to GMP inspections by the agency.  Such inspections require compliance with cGMP (current good manufacturing) guidelines that stipulate control of traceable manufacturing procedures, including independence of manufacturing and quality control as well as several other provisions.  The Company has operated to the cGMP standard previously and been subject to cGMP inspections by the FDA.  The Company intends to comply with all regulations necessary to reach this standard.

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

Employees

The Company presently has one full time employee, the Company's President, CEO, Chairman, and CFO.  This individual provides primary support of technical operations, including research and development, production of the current stem cell product line and all administrative functions of the

Company.  We also have two additional part-time employees who have recently joined the Company.  One individual assists us in product manufacturing, analytical testing and other routine laboratory procedures. The other part-time employee now assists with business development and will also be trained in production, R&D and QC.  The Company has adequate access to talented employees in the region of its Corporate Headquarters. The Company's Vice President provides the Company with periodic consultation related to the achievement of its business objectives.

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

Fiscal Quarter Ended	High	Low
2012
January 31	$0.18	$0.04
April 30	$0.27	$0.04
July 31	$0.19	$0.03
October 31	$0.08	$0.03
2011
January 31	$0.21	$0.10
April 30	$0.20	$0.07
July 31	$0.23	$0.07
October 31	$0.20	$0.07

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

Holders of our Common Stock

As of January 5, 2013 the Company had approximately 1,926 shareholders of record, not including persons who hold their shares in "street name".

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

None, except as previously reported.

ITEM 6.     SELECTED FINANCIAL DATA

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

Statement of Operations Data:	Year Ended Oct., 31, 2012	Year Ended Oct. 31, 2011
Total revenues	$ 28,079	$ 22,999
Operating expenses	$ 194,085	$ 216,016
Net loss	$(227,657)	$ (14,022)
Basic and diluted loss per common share	$ (0.01)	$ (0.00)
Shares used in computing basic and diluted loss per share	18,993,351	18,543,652

Balance Sheet Data:	Oct. 31, 2012	Oct. 31, 2011
Working capital deficit	$ (1,803,262)	$ (1,628,845)
Total assets	$ 85,181	$ 86,374
Total liabilities	$ 1,839,914	$ 1,652,635
Shareholder’s deficit	$ (1,754,733)	$ (1,566,261)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year- end October 31, 2012, and compares that to its financial condition at October 31, 2011.  It also analyzes our results of operation for the year ended October 31, 2012 and compares those results to the year ended October 31, 2011.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

Overview

During 2012, the Company built on progress made during 2011 by gaining increased revenue from our stem cell-based products while also achieving advances in product development and expansion viewed by management as necessary for the Company to further expand revenue growth to attain profitable operations and to sustain earnings growth in the future.  There were also additional advances in the commercialization of FSH for use in the treatment of infertility facilitated through interactions between the Company and it patent licensee who licensed two patents related to FSH production for use in the treatment of infertility during 2011. Since the Company has royalty income provisions within this patent license agreement, such developments also enhance potential revenue generation opportunities especially since royalty income translates primarily to the bottom line with minimal associated expenses.

Our 2012 operations were highlighted by increased revenue generation from our stem cell products through increased distribution achieved by both direct sales and establishment of strategic distribution agreements.  Our lead MSC-Gro™ cell culture media product showed increases in sales revenue during 2012.   In addition, we added several new cell lines and media products during 2012, especially focused on differentiated cells derived from adult stem cells known as mesenchymal stem cells (MSCs).  These include, for example, human MSC-derived chondrocytes that synthesize collagen and are important to function of joints and connective tissues.   These products allow the Company to approach additional markets in drug discovery and development and in therapeutic applications as well.  In addition, several different cell types may be differentiated from MSCs and each of these cell types represents a different potential product line for the Company.

The Company also advanced its technology related to labeling of stem cells including new and expanded methods for fluorescent labeling and for the introduction of fluorescent & magnetic nanoparticles into stem cells.  Management believes that the combination of nanotechnology and stem cells represents an important new avenue for the enhancement of regenerative capacity of stem cells through in-vivo imaging and monitoring.  We now offer both our MSC products and terminally differentiated cells in native and multiple labeled formats including four different fluorescent labels and supra-paramagnetic iron oxide as well, the latter label is detectable by magnetic resonance imaging (MRI) a common clinical imaging method.  The Company anticipates additional sales of its cell lines based on these advances in labeling technology.

We also filed a new patent application with the United States Patent Office in 2012 for our novel technology for mesenchymal stem cell generation from the umbilical cord.  We plan to launch additional new products during 2013 based on these technologies targeting therapeutic applications, also expanding opportunities for revenue generation by the Company. Additional details regarding our 2012 business development achievements are presented elsewhere in this report (See: Part I: Item 1: Business)

Liquidity and Capital Resources

At fiscal year-end October 31, 2012, the Company had a working capital deficit of $ 1,803,262, consisting of current assets of $36,652 and current liabilities of $1,839,914.  The working capital deficit increased by $174,417 from fiscal year end October 31, 2011.  Current assets increased by $12,862, from year-end 2011 to 2012 while total assets decreased $1,193 during that time, the former from inventory increase while this increase was offset by equipment depreciation in our total assets.  Increase inventory reflects increased demand for our products.   Current liabilities increased $187,279 at October 31, 2012 compared to October 31, 2011due to operating expenses in excess of revenues.  The majority of the working capital deficit and the shareholder deficit of $1,754,733 is due to accrued salaries and notes/advances due to the president and CEO, which totaled $1,734,266 at October 31, 2012.

The Company remains dependent on receipt of additional cash to continue its business plan and achieve profitability in the future.  The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2012 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.

During the fiscal year ended October 31, 2012, the Company's financing activities provided $138,923 to support operations.  During that time, the Company's operations used $130,629 of cash compared to $115,850 of cash used during the twelve months ended October 31, 2011.  The use of cash during 2012 reflects an operating cash requirement of about $10,886 per month for operations while the cash raised was primarily from product revenues, and cash advances provided by its president.  While most R&D necessary for manufacture of the current line of products has been performed previously, the Company focused its efforts on marketing and expansion of its product lines resulting in increased cash expenditures of $14,779 for fiscal year 2012.  Operating expenses are anticipated to be similar in 2013 from the operating plans described elsewhere in this report.

The Company had lines of credit totaling $37,091 with $2,109 in available credit at October 31, 2012.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

Sales of products increased from $6,103 in 2009 to $15,651 in 2010, to $22,999 in 2011, and were $28,079 in 2012 that was a 22% increase over 2011.  Management anticipates increases in product revenue during fiscal year 2013 due to product line expansion and marketing efforts as described in greater detail elsewhere in this report (See Part I, Item 1, Marketing and Distribution).  We now have distribution agreements with other companies who provide considerable assistance in sales of our products; during 2012 11% of our total sales were through distributors and 89% were direct.  We anticipate expanded business relations with our distributors in 2013 and an increased proportion of our total sales through our distributors.  We may also engage in additional alliances with other third parties who provide expanded distribution of the Company’s products.  The Company focuses its limited resources on product development, manufacture and expansion of its product lines and has only limited available resources for direct sales efforts.  Thus the distributors of the Company’s products are an important component of our current sales program.   In addition, we continuously work closely with the licensee of our FSH patents to develop business opportunities.  We anticipate commercialization of these products during 2013 and additional revenues to the Company from royalty income.  Management has also conserved working capital by reducing administrative expenses and expenditures related to its operational activities as described above.  The Company remains committed to a growth strategy based on suitable business combinations with private entities and is engaged in discussions with potential merger/acquisition candidates.  The present capital structure of the Company is conducive to acquisition of synergistic private entities operating in comparable business sector to the Company.  Management believes that because of the focus of the Company on adult stem cell products and technology together with the strong growth of this industry due numerous demonstrations of clinical efficacy for a variety of indications, both in animals and humans, that there are significant business combination opportunities available to the Company.  A goal of our business development program is to identify and pursue suitable business partners as exemplified by our strategic alliance partnerships including HemoGenix®, Inc., Neuromics, Inc, Stemgenesis, Inc and our patent license with Dr. James Posillico. The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

  During the year ended October 31, 2012, the Company realized a net loss of $227,657, or ($.01) per share, with $28,0879 in revenue from products.  The operating loss in 2012 was $213,635 more than the operating loss of $14,022 in 2011.  The increase in the net loss during 2012 as compared to 2011 was primarily due to the lack of other income items during the year ended October 31, 2011 including income from a patent license, the forgiveness of certain debt associated with the patent licensing, and the expiration of  certain stock purchase warrants.  Research and development expenses decreased by $11,858 and selling, general and administrative expenses decreased by $10,073 in 2012. Product revenue increased 22% during 2012 as the Company continued commercialization of its new stem cell-based products. The Company has initiated a multi-faceted product marketing plan including internet marketing, use of social media, direct sales, use of distributors and attendance at trade shows.  The Company believes it has significant prospective sales opportunities that management is pursuing to the full extent possible.  These efforts have been supported by addition of new products to expand the Company’s offerings to the research community.  Additional detail regarding specific operational achievements during 2012 is presented elsewhere in this report (Part I. Item 1: Business).

Total operating expenses were $21,931 less in 2012 than in 2011, as the expense reduction activities enacted in 2011 became effective. Also, management has increased certain expenses, e.g., by addition of necessary employees and increased marketing expenses, that partly offset some of the expense reductions previously described.  Additional operational goals of 2013 may entail necessary expense increases.  However, management intends to tightly control expenses while at the same time ensuring achievement of profitability through revenue growth.

Research and development expenses (R&D) decreased by $11,858 during fiscal year 2012 compared to fiscal year 2011.  While the R& D necessary for launch of its initial products was completed in 2009, the Company continued development of several new products during 2012 including cell culture media formulations and cell lines including both MSC lines and differentiated cells derived from MSCs.  During 2012 our product development activities were focused on the development of novel and effective MSC differentiation methods that yielded our initial MSC-derived human chondrocytes that are terminally differentiated cells producing collagen.  Terminally differentiated cells have application to new drug development discovery and toxicology studies.  Thus, these new products open additional markets to the Company and include numerous other cell types.  We are currently developing MSC-derived endothelial cells and plan launch of these products in our first quarter of 2013. The addition of differentiated cells to our product offerings is complemented by our enhanced cell labeling technology including use of nanotechnology to label MSCs with both fluorescent and magnetic nanoparticles.  We are thus able to offer stem cells and differentiated cells derived from stem cells as native unlabeled cells together with 4 different types of fluorescent label and magnetic labeling as well.  These different cell lines offer our customers numerous options to support various research applications.  Also, such cells have diagnostic applications including in-vivo imaging by MRI.

In addition to our products intended for research and clinical development, the Company is also developing products with therapeutic applications including both cell culture media and stem cell lines.   We have media formulations for use in the expansion of MSCs for clinical applications and we also developed novel technology for the generation of MSCs from umbilical cord during 2012.  This intellectual property is the subject of a new USPTO patent application.

During the year ended October 31, 2011, the Company realized a net loss of $14,022, or ($.00) per share, on $22,999 of revenue.

Operating expenses decreased $53,659 from fiscal 2010 to fiscal 2011, due to decreased S, G & A and R&D expenses.  Selling, general and administrative expenses decreased by $14,189 in 2011, while research and development expenses decreased by $39,470 in 2011.

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

The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards that are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include the management report on internal control as part of this and future annual reports pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on those controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate, complete, and timely, and (iii) to comply with the other provisions of Section 404 of SOX.  Future compliance with SOX 404 may require additional expenditures of human resources and capital, and could adversely impact our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or FINRA. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates, Inc.

2.	Balance Sheets at October 31, 2012 and 2011

3.	Statements of Operations for the years ended October 31, 2012 and 2011

4.	Statement of Changes in Shareholders’ Deficit for the period November 1, 2010 through October 31, 2012.

5.	Statements of Cash Flows for the Years Ended October 31, 2012 and 2011

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Vitro Diagnostics, Inc.

We have audited the accompanying balance sheets of Vitro Diagnostics, Inc., as of October 31, 2012 and 2011, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended October 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2012 and 2011, and the results of its operations and cash flows for the two years ended October 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2012, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 9, 2013

VITRO DIAGNOSTICS, INC.
Balance Sheets

	October 31, 2012	October 31, 2011

Assets
Current assets:
Cash	$ 5,286	$ 3,023
Accounts receivable	4,688	3,594
Inventory, at cost	26,678	17,173
Total current assets	36,652	23,790

Equipment, net of accumulated depreciation of $94,991 and $78,043	17,026	31,819
Patents, net of accumulated amortization of $10,802 and $7,664 (Note A)	20,583	23,721
Deferred costs (Note A)	9,471	5,595
Other assets	1,449	1,449

Total assets	$ 85,181	$ 86,374

Liabilities and Shareholders' Deficit
Current liabilities:
Lines of credit (Note D)	$ 37,091	$ 33,834
Current maturities on capital lease obligations (Note E)	-	8,134
Accounts payable	38,024	39,993
Accounts payable - related parties	30,533	30,344
Accrued expenses	-	2,903
Advances and accrued interest payable to officer (Note B)	544,058	359,809
Accrued payroll expenses (Note B)	1,190,208	1,177,618
Total liabilities	1,839,914	1,652,635

Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)

Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized;	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized;	19,309	18,529
19,308,912 and 18,528,995 shares issued and outstanding
Additional paid-in capital	5,382,509	5,346,604
Services prepaid with common stock	(1,458)	(3,958)
Accumulated deficit	(7,155,093)	(6,927,436)
Total shareholders' deficit	(1,754,733)	(1,566,261)

Total liabilities and shareholders' deficit	$ 85,181	$ 86,374

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations

	For the Years Ended October 31,

	2012	2011
Product sales	$ 28,079	$ 22,999
Cost of goods sold	(13,139)	(9,454)
Gross profit	14,940	13,545

Operating costs and expenses:
Research and development	126,180	138,038
Selling, general and administrative	67,905	77,978
Total operating costs and expenses	194,085	216,016
Loss from operations	(179,145)	(202,471)

Other income (expense):
Interest expense	(48,512)	(40,851)
Fair value of stock purchase warrants	-	29,300
License fee income	-	10,000
Forgiveness of debt	-	190,000

Income (loss) before income taxes	(227,657)	(14,022)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (227,657)	$ (14,022)

Net income (loss) per common share, basic and diluted	$ (0.01)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	18,993,351	18,543,652

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2010	-	$ -	18,379,985	$ 18,380	$ 5,312,853	$ (3,559)	$(6,913,414)	$(1,585,740)
Prepaid services earned (Note F)	-	-	-	-	-	14,601	-	14,601
Common stock issued to director for future services (Note F)	-	-	99,010	99	9,901	(10,000)	-	-
Vesting of officer stock options (Note F)	-	-	-	-	18,900	-	-	18,900
Common stock issued to SAB member for future services (Note F)	-	-	50,000	50	4,950	(5,000)	-	-
Net loss for the year ended October 31, 2011	-		-	-	-	-	(14,022)	(14,022)
Balance, October 31, 2011	-	-	18,528,995	$ 18,529	$ 5,346,604	$ (3,958)	$(6,927,436)	$ (1,566,261)
Prepaid services earned (Note F)	-	-	-	-	-	12,500	-	12,500
Common stock issued to director for future services (Note F)	-	-	222,222	222	9,778	(10,000)	-	-
Common stock issued for consulting services (Note G)	-	-	120,000	120	4,680	-	-	4,800
Conversion of accounts payable (Note F)	-	-	437,695	438	21,447	-	-	21,885
Net loss for the year October 31, 2012	-	-	-	-	-	-	(227,657)	(227,657)
Balance, October 31, 2012	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (1,458)	$ (7,155,093)	$(1,754,733)

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows

	For The Years Ended October 31,

	2012	2011

Cash Flows from operating activities:
Net income (loss)	$ (227,657)	$ (14,022)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	20,086	20,612
Stock-based compensation	12,500	33,501
Common stock issued for consulting services	4,800	-
Fair value of stock purchase warrants	-	(29,300)
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable, inventories, prepaid expenses and deposits	(10,599)	996

Increase (decrease) in accounts payable and accrued expenses	70,241	(127,637)
Net cash used in operating activities	(130,629)	(115,850)

Cash flows from investing activities:
Purchases of equipment	(2,155)	(1,359)
Payments for patents and deferred costs	(3,876)	(4,833)
Net cash used in investing activities	(6,031)	(6,192)

Cash flows from financing activities:
Proceeds from advances from officer	143,800	179,500
(Payments) draws on lines of credit, net	3,257	(56,998)
Principal payments on capital lease	(8,134)	(14,750)
Net cash provided by financing activities	138,923	107,752

Net change in cash	2,263	(14,290)
Cash, beginning of year	3,023	17,313
Cash, end of period	$ 5,286	$ 3,023

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 8,063	$ 16,275
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 15,000
Common stock issued for consulting services	$ 4,800	$ -
Common stock issued upon conversion of accounts payable	$ 21,885	$ -

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

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

The Company also owns patented technology that provides protection to a specific cell line derived from human pancreatic tissues that gives rise to structures comparable to the Islets of Langerhans (beta islets).  These islets also synthesize and secrete insulin in response to elevated glucose levels, as do beta islets contained within pancreatic tissue.  Vitro has also developed a process for the commercial production its cell line-derived islets.  Furthermore, the Company previously obtained regulatory approval for an animal protocol to determine reversal of Type I diabetes, a critical step in the demonstration of efficacy.  This patent affords an exclusive proprietary position to the Company for a new cellular therapy to treat Type I diabetes.  Additional details regarding the Company’s business and intellectual property is presented elsewhere in this report (See Part I, Business Narative.)

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2012, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2010, the president has advanced the Company a total of $323,300 for working capital on an “as needed” basis, including $143,800 during the year ended October 31, 2012.  There is no assurance that these advances will continue in the future.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At October 31, 2012 and October 31, 2011, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At October 31, 2012 and 2011, finished goods included approximately $9,800 and $5,600, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	October 31, 2012	October 31, 2011
Raw materials	$ 12,074	$ 9,320
Finished goods	14,604	7,853
	$ 26,678	$ 17,173

Shipping and freight costs

All freight costs associated with the receiving of goods and materials is expensed during the period in which it is received.  For the years ended October 31, 2012 and 2011, $3,815 and $1,937 are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the years ended October 31, 2012 and 2011, $1,521 and $1,310 are included in product sales in the accompanying statements of operations.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $16,948 and $17,473 for the years ended October 31, 2012 and 2011, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $3,139 for each of the years ended October 31, 2012 and 2011, respectively.  Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2013	$3,139
2014	3,139
2015	3,139
2016	3,139
2017	3,139
Thereafter	4,888
$20,583

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

The Company’s patents consisted of the following at October 31, 2012:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(10,802)
$20,583

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $8,000 and $5,595 at October 31, 2012 and 2011, respectively, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $1,471 and $-0- at October 31, 2012 and 2011, respectively, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the year ended October 31, 2012.  For the year ended October 31, 2011 the Company recorded an impairment charge of $135 relating to the write off of costs for an abandoned provisional filing.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

Revenue recognition and concentration of revenues

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

For the years ended October 31, 2012 and 2011, 53% and 61% of the Company’s non-related party sales, respectively, were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $6,871 and $6,557 for the years ended October 31, 2012 and 2011, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2012 and 2011, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

common stock equivalents.  For the year ended October 31, 2012, common stock equivalents of 300,000 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.  For the year ended October 31, 2011, common stock equivalents of 327,000 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through October 31, 2012, the Company’s President had advanced the Company a total of $462,982 used for working capital including $143,800 during the year ended October 31, 2012.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $81,076 and $40,627 at October 31, 2012 and 2011, respectively.  The total advances plus accrued interest totaling $544,058 and $359,809 at October 31, 2012 and 2011, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

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

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,190,208 and $1,177,618 at October 31, 2012 and 2011, respectively.  His accrued salaries totaled $1,143,422 and $1,131,432 as of October 31, 2012 and 2011, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

On March 30, 2011 the Company licensed two of its existing patents to a former executive officer.  The transaction included license fees totaling $10,000, and a forgiveness of previously accrued payroll amounts due the former officer of $190,000.  This transaction is further discussed in Note I.  His accrued salaries totaled $833 at both October 31, 2012 and October 31, 2011.

Total accrued payroll taxes on the above salaries totaled $45,953 and $45,353 at October 31, 2012 and 2011, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expires in June 2013.  The facility has been leased from a company that is owned by the President’s wife.  Future minimum rental payments for the remaining term of the lease are $14,920.

The total rental expense was $26,902 and $26,747 for the years ended October 31, 2012 and 2011, respectively.  At October 31, 2012 and 2011, $26,902 and $30,344 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

Sales and account receivable

During the fourth quarter of 2012, the Company sold various distributed inventory material products to the President’s wife since the Company gained competitive pricing on these items through group purchasing discounts.  The total amount of the sales was $5,694, of which $3,316 had been paid at October 31, 2012.  The remaining $2,378 due on the transactions is included in accounts receivable.

Other

The President has personally guaranteed all debt instruments of the Company including all credit card debt.

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended:

	October 31, 2012	October 31, 2011
Benefit related to U.S. federal statutory graduated rate	-21.80%	-27.42%
Benefit related to State income tax rate, net of federal benefit	-3.62%	-3.36%
Accrued officer salaries	1.41%	-344.58%
Net operating loss for which no tax benefit is currently available	24.01%	375.36%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31, 2012	October 31, 2011
Net operating loss carry forwards	$1,578,251	$1,529,879
Accrued officer salaries	441,091	436,425
Deferred tax asset (before valuation allowance)	$2,019,342	$1,966,304

At October 31, 2012, deferred taxes consisted of a net tax asset of $2,019,342, due to operating loss carry forwards and other temporary differences of $8,293,049, which was fully allowed for in the valuation allowance of $2,019,342.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2012 and 2011 totaled $53,038 and $56,866, respectively.  Net operating loss carry forwards will expire in various years through 2032.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $534 was unused at October 31, 2012.  The interest rate on the credit line was 21.90% at October 31, 2012.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At October 31, 2012 the Company also had three credit cards with a combined credit limit of $26,700, of which $1,575 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 25.93% at October 31, 2012.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: CAPITAL LEASE OBLIGATIONS

In July 2007, the Company entered into a capital lease agreement to acquire laboratory equipment.  The Company was obligated to make 3 monthly payments of $25 and monthly payments of $382 through August 2012.

In June 2008, the Company entered into a capital lease agreement, also for the acquisition of laboratory equipment.  The Company was obligated to make monthly payments of $830 through May 2012.

In July 2009, the Company entered into a capital lease agreement, also for the acquisition of laboratory equipment.  The Company was obligated to make monthly payments of $570 through June 2011.

As of October 31, 2012, all the Company’s capital lease obligations had been fully paid.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at October 31, 2012.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Sale of Common Stock and Warrants

On December 29, 2009 the Company sold an aggregate of 500,000 shares of common stock together with an aggregate of 500,000 warrants for $87,500 to three investors.  The warrants were exercisable for a period of twelve months from the date of issuance to purchase an additional 500,000 shares of common stock at an exercise price of $0.175 per share.

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

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

Common stock issued for services

On February 7, 2012, the Company’s board of directors ratified the issue of 222,222 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation earned to date, and to be earned during his service in fiscal year ending October 31, 2012.  The transaction was valued at $10,000, or $.045 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  Since the shares represent services performed for the year ended October 31, 2012, the total of $10,000 was expensed for the year ended October 31, 2012, and is reflected in “Services paid with common stock” in the accompanying balance sheets.

Also on February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing entity which included the issuance of 120,000 shares of the Company’s common stock as partial payment for certain services being provided by the consultant.  The shares were valued at a total of $4,800, or $.04 per share, the closing price of the Company’s common stock on January 24, 2012.  The initial services relating to this issuance were considered to be substantially completed, and as such the total of $4,800 was charged to operations for the year months ended October 31, 2012.  This agreement is discussed further below in Note G.

On May 18, 2011, the Company appointed Mr. Duane Knight, CPA, to its Scientific Advisory Board (“SAB”).  Concurrently, the Company issued 50,000 shares of the Company’s common stock to him as compensation to be earned during his two years of service on the SAB.  The transaction was valued at $5,000, or $.10 per share, which approximated the market value of the stock on the date of the transaction.  As of October 31, 2012, $3,542, including $2,500 during the year ended October 31,

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

2012 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheets.

On April 27, 2011, the Company issued 99,010 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in 2011.  The transaction was valued at $10,000, or $.101 per share, which approximated the market value of the stock on the date of the transaction.  As of October 31, 2012, the entire $10,000 had been expensed, and is reflected in “Services paid with common stock” in the accompanying balance sheets.

Conversion of accounts payable

On May 10, 2012 the Company issued 437,695 shares of its $.001 par value common stock to an individual in satisfaction of $21,885 of legal services previously provided.  The shares were valued at $0.05 per share, the closing price of the Company’s common stock on that date.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements of March 29, 2011 as discussed in Note I, a contingency was met resulting in the vesting of 100,000 of these options.  As such, the Company recorded $18,900 in stock based compensation on March 29, 2011.  None of the other contingencies have been met as of October 31, 2012, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

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

At October 31, 2012 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have an exercise price of $0.08 per share, a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 3.28 years at October 31, 2012.  Three hundred thousand (300,000) outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the years ended October 31, 2012 and 2011, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2010	1,543,500	$.08 to $.81	7.60 years	$.17
Options granted	-
Options exercised	-
Options expired	16,500	$.42 to $.81	-	$.44
Balance at October 31, 2011	1,527,000	$.08 to $.45	5.66 years	$.17
Options granted	-
Options exercised	-
Options expired	27,000	$.12 to $.31	-	$.13
Balance at October 31, 2012	1,500,000	$0.08 to $0.19	4.75 years	$.17
Exercisable at October 31, 2011	327,000	$.08 to $.31	4.72 years	$.12
Exercisable at October 31, 2012	300,000	$.08 to $.19	4.10 years	$.12

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

NOTE G: CONSULTING AGREEMENTS

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement has an initial six-month term and may be terminated by either party upon a material breach of the agreement.  It includes several phases for which the consultant shall be compensated upon completion.  The initial phase includes the completion of various strategies for which the consultant received cash compensation of $5,000 and 120,000 of the Company’s common stock, which was valued at $4,800 as discussed above.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant will be entitled to additional compensation for completion of Phases II & III of approximately $12,000 payable in cash or a combination of cash and common stock to be determined by the Company upon completion.  For the year ended October 31, 2012 a total of $18,800 was charged to operations consisting of cash payments totaling $14,000 and the common stock issued.

On May 13, 2011 the Company entered into a consulting agreement with a former member of the Company’s Scientific Advisory Board.  The agreement provides for the consultant’s assistance in molecular biology and related areas needed for commercialization of the Company’s stem cell product lines, as requested by management, at a compensation rate of $50 per hour.  For the year ended October 31, 2011, the consultant had billed the Company a total of $500 in connection with this agreement.  No amounts have been billed by the consultant for the year ended October 31, 2012.

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of October 31, 2012 no services have been performed and no compensation has been paid under the agreement.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2012

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5% of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of October 31, 2012, no sales have been made under this agreement.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of October 31, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(b)  Changes in Internal Control over Financial Reporting.  During fiscal year ended October 31, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals presently serve as officers and directors of the Company:

Name	Age	Position
James R. Musick, Ph.D.	65	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary
Erik D. Van Horn	43	Vice President and Director

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman	2012	$12,000(1)	$12,000
President, Chief Executive	2011	$31,500(1)	$31,500
Officer, Chief Operating Officer, Chief Financial Officer	2010	$87,500(1)	$87,500

Eric Van Horn, Vice President	2012	-0-	-0-
	2011	-0-	-0-
	2010	-0-	-0-

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

Compensation of Directors

On April 27, 2011, the Company issued 99,010 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in fiscal year ending October 31, 2011.  The transaction was valued at $10,000, or $.101 per share, which approximated the market value of the stock on the date of the transaction.

On February 7, 2012, the Company issued of 222,222 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation to be earned during his service in fiscal year ending October 31, 2012.  The transaction was valued at $10,000, or $.045 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.

Each board member is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended October 31, 2012:

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

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	200,000	$0.08	0
Equity compensation plans not approved by security holders	100,000	$0.19	0
TOTAL	300,000	$0.12	0

Compensation plan not approved by security holders included the 1992 equity incentive plan.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 5, 2013 based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock.  The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised.  At January 5, 2013 the Company had outstanding 19,308,912 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 4621 Technology Drive, Golden, Colorado 80403	5,250,755	26.91%

Erik Van Horn 4621 Technology Drive, Golden, Colorado 80403	663,785	3.44%

Officers and Directors as a group(1) (2) (2 individuals)	5,914,540	30.63%

Other Shareholders

Lloyd Hansen 2646 S.W. Mapp Rd, Ste. #304 Palm City, FL 34990	980,000	5.08%

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2012	2011
Audit Fees	$18,075	$17,050
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	______-	______-

Total	$18,075	$17,050

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

(9)

Filed as an Exhibit to the Form 8-K dated March 30, 2011.

(10)

Filed as an Exhibit to the Form 8-K/A-1 dated June 27, 2011.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 12th day of February, 2013.

VITRO DIAGNOSTICS, INC.

By:

/s/ James R. Musick

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Musick James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	February 5, 2013

/s/ Erik D. VanHorn Erik D. VanHorn	Vice President and Director	February 5, 2013