Form 10-Q
period 2013-01-31
VITRO DIAGNOSTICS INC
filed 2013-03-21
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of March 14, 2013, the Registrant had 19,308,912 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2013 and October 31, 2012, and its results of operations for the three month periods ended January 31, 2013 and 2012, its statement of changes of shareholders’ deficit for the period November 1, 2011 through January 31, 2013, and its cash flows for the three month periods ended January 31, 2013 and 2012.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets

	January 31, 2013	October 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$ 1,912	$ 5,286
Accounts receivable	5,160	4,688
Inventory (Note A)	26,151	26,678
Total current assets	33,223	36,652
Equipment, net of accumulated depreciation of $98,629 and $94,991	19,227	17,026
Patents, net of accumulated amortization of $11,587 and $10,802 (Note A)	19,798	20,583
Deferred costs (Note A)	10,063	9,471
Other assets	1,449	1,449
Total assets	$ 83,760	$ 85,181
Liabilities and Shareholders' Deficit
Current liabilities:
Lines of credit (Note D)	$ 36,773	$ 37,091
Accounts payable	28,195	38,024
Accounts payable - related parties (Note B)	10,121	30,533
Advances and accrued interest payable to officer (Note B)	608,131	544,058
Accrued payroll expenses (Note B)	1,193,358	1,190,208
Total liabilities	1,876,578	1,839,914
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	-	-

Common stock, $.001 par value; 50,000,000 shares authorized; 19,308,912 shares issued and outstanding	19,309	19,309

Additional paid-in capital	5,382,509	5,382,509
Services prepaid with common stock	(833)	(1,458)
Accumulated deficit	(7,193,803)	(7,155,093)
Total shareholders' deficit	(1,792,818)	(1,754,733)
Total liabilities and shareholders' deficit	$ 83,760	$ 85,181

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Three Months Ended
	January 31,
	2013	2012
Revenue: Product sales	$ 14,778	$ 4,182
Cost of goods sold	(3,818)	(2,204)
Gross profit	10,960	1,978

Operating costs and expenses:
Research and development	27,143	29,584
Selling, general and administrative	8,712	24,214
Total operating costs and expenses	35,855	53,798
Loss from operations	(24,895)	(51,820)

Other income (expense):
Interest expense	(13,815)	(10,606)

Income (loss) before income taxes	(38,710)	(62,426)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (38,710)	$ (62,426)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,308,912	18,528,995

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2011	-	$ -	18,528,995	$ 18,529	$ 5,346,604	$ (3,958)	$ (6,927,436)	$ (1,566,261)
Prepaid services earned (Note E)	-	-	-	-	-	12,500	-	12,500
Common stock issued to director for future services (Note E)	-	-	222,222	222	9,778	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	120,000	120	4,680	-	-	4,800
Conversion of accounts payable (Note E)	-	-	437,695	438	21,447	-	-	21,885
Net loss for the year October 31, 2012	-	-	-	-	-	-	(227,657)	(227,657)
Balance, October 31, 2012	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (1,458)	$ (7,155,093)	$ (1,754,733)
Prepaid services earned (Note E)	-	-	-	-	-	625	-	625
Net loss for the three months ended January 31, 2013	-	-	-	-	-	-	(38,710)	(38,710)
Balance, January 31, 2013 (unaudited)	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (833)	$ (7,193,803)	$ (1,792,818)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Three Months Ended
	January 31,
	2013	2012

Cash Flows from operating activities:
Net income (loss)	$ (38,710)	$ (62,426)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,423	5,207
Stock-based compensation	625	3,125
Common stock issued for consulting services	-	4,800
Changes in current assets and current liabilities:
Increase in accounts receivable, inventories,
prepaid expenses and deposits	55	1,250
Decrease in accounts payable and accrued expenses	(15,050)	(7,655)
Net cash used in operating activities	(48,657)	(55,699)

Cash flows from investing activities:
Purchases of equipment	(5,839)	(1,295)
Payments for patents and deferred costs	(592)	-
Net cash used in investing activities	(6,431)	(1,295)

Cash flows from financing activities:
Proceeds from advances from officer	52,032	58,000
(Payments) draws on lines of credit, net	(318)	1,420
Principal payments on capital lease	-	(2,474)
Net cash provided by financing activities	51,714	56,946

Net change in cash	(3,374)	(48)
Cash, beginning of year	5,286	3,023
Cash, end of period	$ 1,912	$ 2,975

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 1,774	$ 2,176
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ -	$ 10,000
Common stock issued for consulting services	$ -	$ 4,800

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at January 31, 2013, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2011, the president has advanced the Company a total of $195,832 for working capital on an “as needed” basis, including $52,032 during the three months ended January 31, 2013.  There is no assurance that these advances will continue in the future.

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

In March 2011, the Company formed a license agreement with a third party for its patented technology related to treatment of infertility.  The terms of this agreement included a license fee and royalties on any future sales derived from the patent license by the licensee.  The transaction resulted in a significant reduction of the Company’s accrued payroll obligation to a former employee.  See Note H for further discussion regarding this transaction.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At January 31, 2013 and October 31, 2012, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At both January 31, 2013 and October 31, 2012, finished goods included approximately $9,800 of labor and overhead allocations.  Inventories consisted of the following:

	January 31, 2013	October 31, 2012
Raw materials	$ 15,474	$ 12,074
Finished goods	10,677	14,604
	$ 26,151	$ 26,678

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the three months ended January 31, 2013 and 2012, $648 and $1,130 are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the three months ended January 31, 2013 and 2012, $331 and $369 are included in product sales in the accompanying statements of operations.

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $3,638 and $4,422 for the three months ended January 31, 2013 and 2012, respectively.

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

The Company amortizes its patents over a period of ten years.  Amortization expense totaled $785 for each of the three months ended January 31, 2013 and 2012, respectively.  Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2013	$2,354
2014	3,139
2015	3,139
2016	3,139
2017	3,139
Thereafter	4,888
$19,798

The Company’s patents consisted of the following at January 31, 2013:

Generation and differentiation of adult stem cell lines	$31,385
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(11,587)
$19,798

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $8,514 and $8,000 at January 31, 2013 and October 31, 2012, respectively, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $1,549 and $1,471 at January 31, 2013 and October 31, 2012, respectively, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the three months ended January 31, 2013 or 2012.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the three months ended January 31, 2013 and 2012, 94% and 92% of the Company’s non-related party sales, respectively, were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $632 and $867 for the three months ended January 31, 2013 and 2012, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of January 31, 2013 and October 31, 2012, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the three months ended January 31, 2013, common stock equivalents of 300,000 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.  For the three months ended January 31, 2012, common stock equivalents of 324,000 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

Recent accounting standards

There were various accounting standards and interpretations issued during 2013 and 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through January 31, 2013, the Company’s President had advanced the Company a total of $515,014 used for working capital including $52,032 during the three months ended January 31, 2013.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $93,117 and $81,076 at January 31, 2013 and October 31, 2012, respectively.  The total advances plus accrued interest totaling $608,131 and $544,058 at January 31, 2013 and October 31, 2012, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into a new Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011 the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.  As of January 31, 2013, 100,000 of these common stock options were vested, and are exercisable at $.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,193,358 and $1,190,208 at January 31, 2013 and October 31, 2012.  His accrued salaries totaled $1,146,422 and $1,143,422 as of January 31, 2013 and October 31, 2012, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,103 and $45,953 at January 31, 2013 and October 31, 2012, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expires in June 2013.  The facility has been leased from a company that is owned by the President’s wife.  Future minimum rental payments for the remaining term of the lease are $9,325.

The total rental expense was $6,222 and $6,562 for the three months ended January 31, 2013 and 2012, respectively.  At January 31, 2013 and October 31, 2012, $6,490 and $26,902 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

Sales and account receivable

During the fourth quarter of 2012, the Company sold various distributed inventory material products to the President’s wife since the Company gained competitive pricing on these items through group purchasing discounts.  The total amount of the sales was $5,694, of which $3,316 had been paid at October 31, 2012.  The remaining $2,378 due on the transaction was collected during the three months ended January 31, 2013.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $966 was unused at January 31, 2013.  The interest rate on the credit line was 21.90% at January 31, 2013.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At January 31, 2013 the Company also had three credit cards with a combined credit limit of $26,700, of which $1,457 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 15.38% at January 31, 2013.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at January 31, 2013.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Common stock issued for services

On February 7, 2012, the Company’s board of directors ratified the issue of 222,222 shares of the Company’s common stock to Mr. Erik Van Horn, Director as compensation earned to date, and to be earned during his service in fiscal year ending October 31, 2012.  The transaction was valued at $10,000, or $.045 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  Since the shares represented services performed for the year ended October 31, 2012, the total of $10,000 was expensed for the year ended October 31, 2012, and is reflected in “Services paid with common stock” in the accompanying balance sheets.

Also on February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing entity which included the issuance of 120,000 shares of the Company’s common stock as partial payment for certain services being provided by the consultant.  The shares were valued at a total of $4,800, or $.04 per share, the closing price of the Company’s common stock on January 24, 2012.  The initial services relating to this issuance were considered to be substantially completed, and as such the total of $4,800 was charged to operations for the year ended October 31, 2012.  This agreement is discussed further below in Note F.

Conversion of accounts payable

On May 10, 2012 the Company issued 437,695 shares of its $.001 par value common stock to an individual in satisfaction of $21,885 of legal services previously provided.  The shares were valued at $0.05 per share, the closing price of the Company’s common stock on that date.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of January 31, 2013, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

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

At January 31, 2013 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have an exercise price of $0.08 per share, a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 3.03 years at January 31, 2013.  Three hundred thousand (300,000) outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the three months ended January 31, 2013 and 2012, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2011	1,527,000	$.08 to $.45	5.66 years	$.17
Options granted	-
Options exercised	-
Options expired	27,000	$.12 to $.31	-	$.13
Balance at October 31, 2012	1,500,000	$.08 to $.19	4.75 years	$.17
Options granted	-
Options exercised	-
Options expired	-
Balance at January 31, 2013	1,500,000	$0.08 to $0.19	4.50 years	$.17
Exercisable at October 31, 2012	300,000	$.08 to $.19	4.10 years	$.12
Exercisable at January 31, 2013	300,000	$.08 to $.19	3.85 years	$.12

NOTE F: CONSULTING AGREEMENTS

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement has an initial six-month term and may be terminated by either party upon a material breach of the agreement.  It includes several phases for which the consultant shall be compensated upon completion.  The initial phase includes the completion of various strategies for which the consultant received cash compensation of $5,000 and 120,000 of the Company’s common stock, which was valued at $4,800 as discussed above.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant will be entitled to additional compensation for completion of Phases II & III of approximately $12,000 payable in cash or a combination of cash and common stock to be determined by the Company upon completion.  No amounts have been charged to operations for the three months ended January 31, 2013.  For the three months ended January 31, 2012 a total of $9,800 consisting of the initial cash payment and common stock issued was charged to operations.

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of January 31, 2013 no services have been performed and no compensation has been paid under the agreement.

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

NOTE G: JOINT PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION AGREEMENTS

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

NOTE H: PATENT LICENSE AGREEMENT

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee to forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5% of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of January 31, 2013, no sales have been made under this agreement.

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at January 31, 2013 and compares it to the Company’s financial condition at October 31, 2012.  It also discusses the Company’s results of operations for the three-month period ending January 31, 2013 and compares those results to the results of the three months ended January 31, 2012.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2012 under the caption, “Risk Factors.”  Most of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

At January 31, 2013, the Company had a working capital deficit of $1,843,355 consisting of current assets of $33,223 and current liabilities of $1,876,578.  This represents a decrease in working capital of $40,093 from fiscal year end October 31, 2012.  The decrease in working capital was mainly due to $36,664 in increased current liabilities due to operating expenses in excess of revenue from product sales.

Current assets decreased by $3,429 and current liabilities increased by $36,664 during the quarter ended January 31, 2013.  The decrease in current assets was due to decreased cash, while liabilities increased due to operating expenses in excess of revenues.  The Company reported a $1,792,818 deficit in shareholders’ equity at January 31, 2013, which was $38,085 more than the deficit reported at October 31, 2012.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the three months ended January 31, 2013 the Company’s financing activities provided $51,714 in cash to support our operating activities.  During that time, the Company’s operations used $48,657 in cash compared to $55,699 of cash used by operations during the three months ended January 31, 2012.  The Company reported an overall increase in cash for the first three months of 2013 of $1,912 that was $1,063 less than the increase in cash for the first three months of 2012. Cash raised from financing activities was derived through loans from the Company’s president and CEO.   Cash usage reflects a minimum cash requirement of about $16,200 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had total lines of credit of $39,200, with $2,423 available in credit at January 31, 2013.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2012.  A current focus is product sales derived from the launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.   We now have distribution agreements with other companies who provide considerable assistance in sales of our products.  Our distribution agreement with Neuromics, Inc. has been solidified and expanded recently through the appointment of Mr. Pete Shuster, Neuromics, CEO, to the Board of Directors of the Company.  Through joint activities with Neuromics, Inc., we are expanding efforts to target drug, discovery and development customers.  Our abilities to sell into these markets are also expanded by the addition of new products including osteoblasts derived from human stem cells.  (These new products are described in greater detail below, See:  Results of Operations.)  The Company focuses its limited resources on product development, manufacture and expansion of its product lines and has only limited available resources for direct sales efforts.  Thus the distributors of the Company’s products are an important component of our current sales program.   In addition, we continue to work closely with the licensee of our FSH patents to develop business opportunities.  We anticipate commercialization of these products during 2013 and additional revenues to the Company from royalty income.  Management has also conserved working capital by reducing administrative expenses and expenditures related to its operational activities as described above.  The Company remains committed to a growth strategy based on suitable business combinations with private entities and is engaged in discussions with potential merger/acquisition candidates. Management believes that because of the focus of the Company on adult stem cell products and technology together with the strong growth of this industry due numerous demonstrations of clinical efficacy for a variety of indications, both in animals and humans, that there are significant business combination opportunities available to the Company.  A goal of our business development program is to identify and pursue suitable business partners as exemplified by our strategic alliance partnerships including HemoGenix®, Inc., Neuromics, Inc, Stemgenesis, Inc, Dr. Lane Gilcrest, at the City College of New York and our patent license with Dr. James Posillico. The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended January 31, 2013, the Company realized a net loss of $38,710 or $0.00 per share on $14,778 in revenue.  The net loss was $23,716 less than the net loss for the first quarter ended January 31, 2012.  The decreased net loss in the first quarter of 2013 compared to the same quarter in 2012 was primarily due to $10,596 in additional product revenue and reduced selling, general and administrative expenses.  Total operating expenses were $17,943 less in the first quarter 2013 than the comparable period in 2012.  Research and development expenses decreased by $2,441 and selling, general and administrative expenses decreased by $15,502.  The decrease in S,G&A expenses was predominantly due to a service contract in early 2012.  This contract was for website development, social media connectivity and related investor relations services and did not repeat in 2013.

Current activities of the Company have shifted to manufacturing and sales of its stem cell based product line, while R&D efforts are directed towards development of new products to add to the commercial products presently available. During the first quarter 2013, the Company added several new products, especially differentiated cells derived from stem cells.  These products have application to new drug development, discovery and toxicology studies.  Thus, these new products open additional markets to the Company and include numerous other cell types than those presently offered by the Company.  We are currently developing MSC-derived endothelial cells and plan launch of these products in our second quarter of 2013 and intend to further expand these product offerings. The addition of differentiated cells to our product offerings is complemented by our enhanced cell labeling technology including use of nanotechnology to label MSCs with both fluorescent and magnetic nanoparticles.  We are thus able to offer stem cells and differentiated cells derived from stem cells as native unlabeled cells together with 4 different types of fluorescent label and magnetic labeling as well.  These different cell lines offer our customers numerous options to support various research applications.  Also, such cells have diagnostic applications including in-vivo imaging by MRI.

In addition to our products intended for drug discovery, and development, the Company is also developing products with therapeutic applications including both cell culture media and stem cell lines.   We have media formulations for use in the expansion of MSCs for clinical applications and we also developed novel technology for the generation of MSCs from umbilical cord during 2012. During the first quarter of 2013, we engaged in pre-clinical testing of our MSCs intended for clinical applications. Our intellectual property related to generation of these cell lines is the subject of a pending USPTO patent application.

Research and development expenses (R&D) were $27,143 during the first quarter of 2013, which was a decrease of $2,441 over the comparable period in 2012.  While the R&D necessary for launch of its initial products is complete, the Company continues enhancement and improvement of its existing products together with the development of new products to add to its product line.   Our strategy for growth of revenues includes both increased market penetration together with expanding product offerings targeting additional markets within the stem cell industry.  Key expansion areas in 2013 are products for use in drug, discovery and development, especially stem cell-derived cellular systems, assays and media as well as therapeutic products targeting select markets in veterinary medicine.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A. of our Form 10-K for the fiscal year ended October 31, 2012.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in many R&D companies. We may not be able to fully remediate the material weakness until we generate more revenues at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.

Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.

Other Information

None, except as previously disclosed.

Item 6.

Exhibits

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*

filed herewith

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRO DIAGNOSTIC, INC.

Date: March 21, 2013	By: __/s/ James R. Musick___
James R. Musick President, Chief Executive Officer and Chief Financial Officer