Form 10-Q
period 2013-04-30
VITRO DIAGNOSTICS INC
filed 2013-06-18
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of June 11, 2013, the Registrant had 19,803,403 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2013 and October 31, 2012, and its results of operations for the three and six month periods ended April 30, 2013 and 2012, its statement of changes of shareholders’ deficit for the period November 1, 2011 through April 30, 2013, and its cash flows for the six month periods ended April 30, 2013 and 2012.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC. Balance Sheets
	April 30, 2013	October 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$ 482	$ 5,286
Accounts receivable	1,138	4,688
Inventory, at cost	26,868	26,678
Total current assets	28,488	36,652

Equipment, net of accumulated depreciation of $102,312 and $94,991	15,544	17,026
Patents, net of accumulated amortization of $12,401 and $10,802 (Note A)	19,574	20,583
Deferred costs (Note A)	10,291	9,471
Other assets	1,449	1,449
Total assets	$ 75,346	$ 85,181
Liabilities and Shareholders' Deficit
Current liabilities:
Lines of credit (Note D)	$ 37,482	$ 37,091
Accounts payable	52,586	38,024
Accounts payable - related parties (Note B)	16,867	30,533
Advances and accrued interest payable to officer (Note B)	632,694	544,058
Accrued payroll expenses (Note B)	1,196,508	1,190,208
Total liabilities	1,936,137	1,839,914
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	-	-

Common stock, $.001 par value; 50,000,000 shares authorized; 19,553,403 and 19,308,912 shares issued and outstanding	19,553	19,309

Additional paid-in capital	5,398,265	5,382,509
Services prepaid with common stock	(5,208)	(1,458)
Accumulated deficit	(7,273,401)	(7,155,093)
Total shareholders' deficit	(1,860,791)	(1,754,733)

Total liabilities and shareholders' deficit	$ 75,346	$ 85,181

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Three Months Ended
	April 30,
	2013	2012
Product sales	$ 5,364	$ 3,587
Cost of goods sold	(3,440)	(1,933)
Gross profit	1,924	1,654

Operating costs and expenses:
Research and development	42,562	42,695
Selling, general and administrative	24,198	22,278
Total operating costs and expenses	66,760	64,973
Loss from operations	(64,836)	(63,319)

Other income (expense):
Interest expense	(14,762)	(11,951)
Fair value of stock purchase warrants		-
License fee income		-
Forgiveness of debt	-	-

Income (loss) before income taxes	(79,598)	(75,270)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (79,598)	$ (75,270)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,514,882	18,871,217

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Six Months Ended
	April 30,
	2013	2012
Product sales	$ 20,142	$ 7,769
Cost of goods sold	(7,258)	(4,137)
Gross profit	12,884	3,632

Operating costs and expenses:
Research and development	69,705	72,278
Selling, general and administrative	32,910	46,493
Total operating costs and expenses	102,615	118,771
Loss from operations	(89,731)	(115,139)

Other income (expense):
Interest expense	(28,577)	(22,557)
Fair value of stock purchase warrants		-
License fee income		-
Forgiveness of debt	-	-

Income (loss) before income taxes	(118,308)	(137,696)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (118,308)	$ (137,696)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Shares used in computing net loss per common share:
Basic and diluted	19,409,609	18,699,161

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2011	-	$ -	18,528,995	$18,529	$5,346,604	$ (3,958)	$ (6,927,436)	$ (1,566,261)
Prepaid services earned (Note E)	-	-	-	-	-	12,500	-	12,500
Common stock issued to director for future services (Note E)	-	-	222,222	222	9,778	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	120,000	120	4,680	-	-	4,800
Conversion of accounts payable (Note E)	-	-	437,695	438	21,447	-	-	21,885
Net loss for the year October 31, 2012	-	-	-	-	-	-	(227,657)	(227,657)
Balance, October 31, 2012	-	-	19,308,912	$ 19,309	$5,382,509	$ (1,458)	$ (7,155,093)	$ (1,754,733)
Prepaid services earned (Note E)	-	-	-	-	-	6,250	-	6,250
Common stock issued to director for future services (Note E)	-	-	169,491	169	9,831	(10,000)	-	-
Common stock issued for consulting services (Note F)	-	-	75,000	75	5,925	-	-	6,000
Net loss for the six months ended April 30, 2013	-	-	-	-	-	-	(118,308)	(118,308)
Balance, April 30, 2013 (unaudited)	-	-	19,553,403	$ 19,553	$5,398,625	$ (5,208)	$ (7,273,401)	$ (1,860,791)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Six Months Ended
	April 30,
	2013	2012
Cash Flows from operating activities:
Net loss	$ (118,308)	$ (137,696)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	8,920	10,434
Stock-based compensation	6,250	6,250
Common stock issued for consulting services	6,000	4,800
Changes in current assets and current liabilities:
Decrease (increase) in accounts receivable, inventories, prepaid expenses and deposits	3,360	(1,643)

Increase in accounts payable and accrued expenses	32,300	24,586
Net cash used in operating activities	(61,478)	(93,269)

Cash flows from investing activities:
Purchases of equipment	(5,839)	(1,295)
Payments for patents and deferred costs	(1,410)	-
Net cash used in investing activities	(7,249)	(1,295)

Cash flows from financing activities:
Proceeds from advances from officer	63,532	98,000
(Payments) draws on lines of credit, net	391	1,313
Principal payments on capital lease	-	(6,674)
Net cash provided by financing activities	63,923	92,639

Net change in cash	(4,804)	(1,925)
Cash, beginning of year	5,286	3,023
Cash, end of period	$ 482	$ 1,098

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 3,473	$ 4,218
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 10,000
Common stock issued for consulting services	$ 6,000	$ 4,800

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at April 30, 2013, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2011, the president has advanced the Company a total of $207,332 for working capital on an “as needed” basis, including $63,532 during the six months ended April 30, 2013.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At April 30, 2013 and October 31, 2012, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At April 30, 2013 and October 31, 2012, finished goods included approximately $8,800 and $9,800 of labor and overhead allocations, respectively.  Inventories consisted of the following:

	April 30, 2013	October 31, 2012
Raw materials	$ 12,458	$ 12,074
Finished goods	14,410	14,604
	$ 26,868	$ 26,678

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the six months ended April 30, 2013 and 2012, $1,507 and $1,817 are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the six months ended April 30, 2013 and 2012, $524 and $548, respectively, are included in product sales in the accompanying statements of operations.

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $7,321 and $8,865 for the six months ended April 30, 2013 and 2012, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $1,599 and $1,569 for the six months ended April 30, 2013 and 2012, respectively.  Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2013	$1,599
2014	3,198
2015	3,198
2016	3,198
2017	3,198
Thereafter	5,183
$19,574

At April 30, 2013 the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.
Less accumulated amortization	(12,401)
$19,574

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $8,742 and $8,000 at April 30, 2013 and October 31, 2012, respectively, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $1,549 and $1,471 at April 30, 2013 and October 31, 2012, respectively, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the six months ended April 30, 2013 or 2012.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the six months ended April 30, 2013, 70% of the Company’s sales were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  Of the remaining 30% representing non-related party sales, no significant concentrations existed.  For the six months ended April 30, 2012, 68% of the Company’s non-related party sales, respectively, were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $1,026 and $3,077 for the six months ended April 30, 2013 and 2012, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of April 30, 2013 and October 31, 2012, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the six months ended April 30, 2013, common stock equivalents of 300,000 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.  For the three months ended April 30, 2012, common stock equivalents of 322,500 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through April 30, 2013, the Company’s President had advanced the Company a total of $526,514 used for working capital including $63,532 during the six months ended April 30, 2013.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $106,180 and $81,076 at April 30, 2013 and October 31, 2012, respectively.  The total advances plus accrued interest totaling $632,694 and $544,058 at April 30, 2013 and October 31, 2012, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011 the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.  As of April 30, 2013, 100,000 of these common stock options were vested, and are exercisable at $.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,196,508 and $1,190,208 at April 30, 2013 and October 31, 2012.  His accrued salaries totaled $1,149,422 and $1,143,422 as of April 30, 2013 and October 31, 2012, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,253 and $45,953 at April 30, 2013 and October 31, 2012, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expires in June 2013.  The facility has been leased from a company that is owned by the President’s wife.  Future minimum rental payments for the remaining term of the lease are $3,730.

The total rental expense was $12,984 and $13,372 for the six months ended April 30, 2013 and 2012, respectively.  At April 30, 2013 and October 31, 2012, $13,372 and $26,902 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $195 was unused at April 30, 2013.  The interest rate on the credit line was 21.90% at April 30, 2013.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At April 30, 2013 the Company also had three credit cards with a combined credit limit of $26,700, of which $1,522 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 15.39% at April 30, 2013.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at April 30, 2013.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of April 30, 2013, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.189, respectively.

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.68%
Dividend yield	0.00%
Volatility factor	228.72%
Weighted average expected life	6.5 years

Common Stock Issued for Services

On February 21, 2013, the Company’s Board of Directors ratified the issuance of 169,491 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2013.  The transaction was valued at $10,000 or $0.059 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $5,000 of stock compensation expenses has been charged to operations for the six months ended April 30, 2013, and is reflected in “services prepaid with common stock” in the accompanying balance sheet.

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

At April 30, 2013 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 2.78 years at April 30, 2013.  Three hundred thousand (300,000) outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the six months ended April 30, 2013 and 2012, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2011	1,527,000	$0.08 to $0.45	5.66 years	$0.17
Options granted	-
Options exercised	-
Options expired	27,000	$0.12 to $0.31	-	$0.13
Balance at October 31, 2012	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at April 30, 2013	1,500,000	$0.08 to $0.19	4.25 years	$0.17
Exercisable at October 31, 2012	300,000	$0.08 to $0.19	4.10 years	$0.12
Exercisable at April 30, 2013	300,000	$0.08 to $0.19	3.61 years	$0.12

NOTE F: CONSULTING AGREEMENTS

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement has an initial six-month term and may be terminated by either party upon a material breach of the agreement.  It includes several phases for which the consultant shall be compensated upon completion.  The initial phase includes the completion of various strategies for which the consultant received cash compensation of $5,000 and 120,000 of the Company’s common stock, which was valued at $4,800 as discussed above.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant was entitled to additional compensation for completion of Phases II & III.  During the six months ended April 30, 2013 it was determined that all phases of the project were complete, and as such the Company issued the consultant 75,000 shares of the Company’s common stock, valued at $6,000.  For the six months ended April 30, 2012 a total of $15,800 was charged to operations consisting of cash payments totaling $11,000 and the common stock issued for completion of Phases I and II.

On June 3, 2009 the Company entered into a business development consulting agreement with Seraphim Life Sciences Consulting LLC, to provide services primarily designed to identify and bring to Vitro potential industrial partners that could benefit from Vitro’s technologies.  The agreement entitles the consultant to performance based compensation in the amount of 8% of all consideration received by the Company resulting from the consultant’s services.  The agreement also provides for compensation at hourly rates for services not considered project specific as may be requested by Vitro.  Either party may terminate the agreement at any time with thirty days written notice.  As of April 30, 2013 no services have been performed and no compensation has been paid under the agreement.

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee to forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5% of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of April 30, 2013, no sales have been made under this agreement.

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

Effective May 28, 2013, the Company agreed to issue 250,000 shares of common stock, $.001 par value to a consultant in satisfaction for certain professional accounting services previously performed totaling $15,000.  The shares were valued at $0.06 per share, the closing price of the Company’s common stock on the effective date.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at April 30, 2013 and compares it to the Company’s financial condition at October 31, 2012.  It also discusses the Company’s results of operations for the three and six-month periods ending April 30, 2013 and 2012.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

At April 30, 2013, the Company had a working capital deficit of $1,907,649, consisting of current assets of $28,488 and current liabilities of $1,936,137.  This represents a decrease in working capital of $104,387 from fiscal year end October 31, 2012.  The decrease in working capital was mainly due to $96,223 in increased current liabilities due to operating expenses in excess of revenue from product sales.

Current assets decreased by $8,164 and current liabilities increased by $96,223 due to decreased cash & accounts receivable, while liabilities increased due to operating expenses in excess of revenues.  The Company reported a $1,860,791 deficit in shareholders’ equity at April 30, 2013, which was $106,058 more than the deficit reported at October 31, 2012.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the six months ended April 30, 2013, the Company’s financing activities provided $63,923 in cash to support our operating activities.  During that time, the Company’s operations used $61,478 in cash compared to $93,269 of cash used by operations during the six months ended April 30, 2012.  The Company reported an overall decrease in cash for the first six months of 2013 of $4,804 that was $2,879 more than the decease in cash for the first six months of 2012.  The decrease in cash usage during the first half of 2013 was primarily due to increased revenue from product sales resulting in a decrease in net loss. Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects a minimum cash requirement of about $10,250 per month for operations.

The Company had lines of credit outstanding totaling $37,482 with $1,717 available in credit at April 30, 2013.  The Company must continue to service this debt and the president and CEO personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2012.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.   We now have distribution agreements with other companies who provide considerable assistance in sales of our products.  Our distribution agreement with Neuromics, Inc. has been solidified and expanded recently through the appointment of Mr. Pete Shuster, Neuromics, CEO, to the Board of Directors of the Company.  Through joint activities with Neuromics, Inc., we are expanding efforts to target drug, discovery and development customers.  Our abilities to sell into these markets are also expanded by addition of new products including osteoblasts derived from human stem cells.  (These new products are described in greater detail below, See: Results of Operations.)  The Company focuses its limited resources on product development, manufacture and expansion of its product lines and has only limited available resources for direct sales efforts.  Thus the distributors of the Company’s products are an important component of our current sales program.   In addition, we continue to work closely with the licensee of our FSH patents to develop business opportunities.  We anticipate commercialization of these products during 2013 and additional revenues to the Company from royalty income.  Management has also conserved working capital by reducing administrative expenses and expenditures related to its operational activities as described above.    A goal of our business development program is to identify and pursue suitable business partners as exemplified by our strategic alliance partnerships including HemoGenix®, Inc., Neuromics, Inc, Stemgenesis, Inc, Dr. Lane Gilcrest, at the City College of New York and our patent license with Dr. James Posillico. The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended April 30, 2013, the Company realized a net loss of $79,598 or $0.00 per share on $5,364 in product revenue.  The net loss was $4,328 more than the net loss for the three months ended April 30, 2012.  The increase in net loss in the second quarter of 2013 compared to the same quarter in 2012 was primarily due to increased operating expenses. Total operating expenses were $1,967 more in the second quarter 2013 than the comparable period in 2012.  Research and development expenses decreased by $133 and selling, general and administrative expenses increased by $1,920.

During the six months ended April 30, 2013, the Company realized net loss of ($118,308) or $0.01 per share on $20,142 in revenue.  The net loss in the first half of 2013 was $19,388 less than the loss reported during the six-month period ended April 30, 2012.  The decrease in net loss was due to primarily to $16,156 in decreased expenses in 2013 compared to the first half of 2012.

Current activities of the Company have shifted to manufacturing and sales of its stem cell based product line, while R&D efforts are directed towards development of new products to add to the commercial products presently available. During the first half of 2013, the Company added several new products, especially differentiated cells derived from stem cells.  These products have application to new drug development, discovery and toxicology studies.  Thus, these new products open additional markets to the Company and include numerous other cell types than those presently offered by the Company.  The addition of differentiated cells to our product offerings is complemented by our enhanced cell labeling technology including use of nanotechnology to label MSCs with both fluorescent and magnetic nanoparticles.  We are thus able to offer stem cells and differentiated cells derived from stem cells as native unlabeled cells together with 4 different types of fluorescent label and magnetic labeling as well.  These different cell lines offer our customers numerous options to support various research applications.  Also, such cells have diagnostic applications including in-vivo imaging by MRI.

In addition to our products intended for drug discovery and development, the Company is also developing products with therapeutic applications including both cell culture media and stem cell lines.   We have media formulations for use in the expansion of MSCs for clinical applications and we also developed novel technology for the generation of MSCs from umbilical cord during 2012. During the first quarter of 2013, we engaged in pre-clinical testing of our MSCs intended for clinical applications. Our intellectual property related to generation of these cell lines is the subject of a pending USPTO patent application.

Research and development expenses (R&D) were $69,705 during the first half of 2013, which was a decrease of $2,573 over the comparable period in 2012.  While the R&D necessary for launch of its initial products is complete, the Company continues enhancement and improvement of its existing products together with the development of new products to add to its product line.   Our strategy for growth of revenues includes both increased market penetration together with expanding product offerings targeting additional markets within the stem cell industry.  Key expansion areas in 2013 are products for use in drug, discovery and development, especially stem cell-derived cellular systems, assays and media as well as therapeutic products targeting select markets in veterinary medicine.

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

 [Removed and Reserved]

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

provided herewith

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRO DIAGNOSTIC, INC.

Date June 18, 2013	By /s/James R. Musick_________________
James R. Musick President, Chief Executive Officer and Chief Financial Officer