Form 10-Q
period 2013-07-31
VITRO DIAGNOSTICS INC
filed 2013-09-23
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of September 16, 2013, the Registrant had 19,803,403 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2013 and October 31, 2012, and its results of operations for the three and nine month periods ended July 31, 2013 and 2012, its statement of changes of shareholders’ deficit for the period November 1, 2011 through July 31, 2013, and its cash flows for the nine month periods ended July 31, 2013 and 2012.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets

	July 31, 2013	October 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$ -	$ 5,286
Accounts receivable	4,543	4,688
Inventory, at cost	28,751	26,678
Total current assets	33,294	36,652
Equipment, net of accumulated depreciation of $105,454 and $94,991	12,402	17,026
Patents, net of accumulated amortization of $13,200 and $10,802 (Note A)	18,775	20,583
Deferred costs (Note A)	11,987	9,471
Other assets	1,449	1,449
Total assets	$ 77,907	$ 85,181
Liabilities and Shareholders' Deficit
Current liabilities:
Cash overdraft	$ 4,542	$ -
Lines of credit (Note D)	37,673	37,091
Accounts payable	36,155	38,024
Accounts payable - related parties (Note B)	23,629	30,533
Advances and accrued interest payable to officer (Note B)	667,738	544,058
Accrued payroll expenses (Note B)	1,199,658	1,190,208
Total liabilities	1,969,395	1,839,914
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding
	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,803,403 and 19,308,912 shares issued and outstanding
	19,803	19,309
Additional paid-in capital	5,413,015	5,382,509
Services prepaid with common stock	(2,500)	(1,458)
Accumulated deficit	(7,321,806)	(7,155,093)
Total shareholders' deficit	(1,891,488)	(1,754,733)
Total liabilities and shareholders' deficit	$ 77,907	$ 85,181

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Three Months Ended
	July 31,
	2013	2012
Product sales	$ 7,081	$ 5,397
Cost of goods sold	(1,369)	(1,445)
Gross profit	5,712	3,952

Operating costs and expenses:
Research and development	27,543	28,971
Selling, general and administrative	11,223	13,750
Total operating costs and expenses	38,766	42,721
Loss from operations	(33,054)	(38,769)

Other income (expense):
Interest expense	(15,351)	(12,633)
Fair value of stock purchase warrants		-
License fee income		-
Forgiveness of debt	-	-

Income (loss) before income taxes	(48,405)	(51,402)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (48,405)	$ (51,402)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,729,277	19,260,814

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Nine Months Ended
	July 31,
	2013	2012
Product sales	$ 27,223	$ 13,166
Cost of goods sold	(8,627)	(5,582)
Gross profit	18,596	7,584

Operating costs and expenses:
Research and development	97,248	101,249
Selling, general and administrative	44,133	60,243
Total operating costs and expenses	141,381	161,492
Loss from operations	(122,785)	(153,908)

Other income (expense):
Interest expense	(43,928)	(35,190)
Fair value of stock purchase warrants		-
License fee income		-
Forgiveness of debt	-	-

Income (loss) before income taxes	(166,713)	(189,098)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (166,713)	$ (189,098)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Shares used in computing net loss per common share:
Basic and diluted	19,517,068	18,887,009

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance October 31, 2011	-	$ -	18,528,995	$ 18,529	$ 5,346,604	$ (3,958)	$ (6,927,436)	$ (1,566,261)
Prepaid services earned (Note E)	-	-	-	-	-	12,500	-	12,500
Common stock issued to director for future services (Note E)	-	-	222,222	222	9,778	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	120,000	120	4,680	-	-	4,800
Conversion of accounts payable (Note E)	-	-	437,695	438	21,447	-	-	21,885
Net loss for the year October 31, 2012	-	-	-	-	-	-	(227,657)	(227,657)
Balance October 31, 2012	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (1,458)	$ (7,155,093)	$ (1,754,733)
Prepaid services earned (Note E)	-	-	-	-	-	8,958	-	8,958
Common stock issued to director for future services (Note E)	-	-	169,491	169	9,831	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	75,000	75	5,925	-	-	6,000
Conversion of accounts payable (Note E)	-	-	250,000	250	14,750	-	-	15,000
Net loss for the nine months ended July 31, 2013	-	-	-	-	-	-	(166,713)	(166,713)
Balance July 31, 2013 (unaudited)	-	-	19,803,403	$ 19,803	$ 5,413,015	$ (2,500)	$ (7,321,806)	$ (1,891,488)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Nine Months Ended
	July 31,
	2013	2012
Cash Flows from operating activities:
Net loss	$ (166,713)	$ (189,098)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	12,861	15,609
Stock-based compensation	8,958	9,375
Common stock issued for consulting services	6,000	4,800
Changes in current assets and current liabilities:
Increase in accounts receivable, inventories, prepaid expenses and deposits
	(1,928)	(4,818)
Increase in accounts payable and accrued expenses	54,325	47,889
Net cash used in operating activities	(86,497)	(116,243)
Cash flows from investing activities:
Purchases of equipment	(5,839)	(2,155)
Payments for patents and deferred costs	(3,106)	(3,360)
Net cash used in investing activities	(8,945)	(5,515)
Cash flows from financing activities:
Proceeds from advances from officer	85,032	132,300
Draws on lines of credit, net	582	2,835
Principal payments on capital lease	-	(7,763)
Net cash provided by financing activities	85,614	127,372
Net change in cash	(9,828)	5,614
Cash, beginning of year	5,286	3,023
Cash (Overdraft), end of period	$ (4,542)	$ 8,637
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 5,280	$ 6,151
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 10,000
Common stock issued for consulting services	$ 6,000	$ 4,800
Common stock issued upon conversion of accounts payable	$ 15,000	$ 21,885

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at July 31, 2013, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2011, the president has advanced the Company a total of $228,832 for working capital on an “as needed” basis, including $85,032 during the nine months ended July 31, 2013.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At July 31, 2013 and October 31, 2012, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At July 31, 2013 and October 31, 2012, finished goods included approximately $9,600 and $9,800 of labor and overhead allocations, respectively.  Inventories consisted of the following:

	July 31, 2013	October 31, 2012
Raw materials	$ 12,904	$ 12,074
Finished goods	15,847	14,604
	$ 28,751	$ 26,678

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the nine months ended July 31, 2013 and 2012, $2,816 and $2,504 are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the nine months ended July 31, 2013 and 2012, $1,166 and $548, respectively, are included in product sales in the accompanying statements of operations.

Research and development

The Company’s operations are predominantly in research and development (“R&D”).  These costs are expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. As the Company’s operations include manufacturing and R&D, we report cost of goods sold, including estimates of labor, materials and overhead allocations to the production of specific products.

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $10,463 and $13,255 for the nine months ended July 31, 2013 and 2012, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $2,398 and $2,354 for the nine months ended July 31, 2013 and 2012, respectively.  Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2013	$800
2014	3,198
2015	3,198
2016	3,198
2017	3,198
Thereafter	5,183
$18,775

At July 31, 2013 the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(13,200)
$18,775

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $10,096 and $8,000 at July 31, 2013 and October 31, 2012, respectively, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $1,891 and $1,471 at July 31, 2013 and October 31, 2012, respectively, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the nine months ended July 31, 2013 or 2012.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the nine months ended July 31, 2013, 63% of the Company’s sales were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  Of the remaining 30%, no significant concentrations existed.  For the nine months ended July 31, 2012, 69% of the Company’s sales were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $1,354 and $6,446 for the nine months ended July 31, 2013 and 2012, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of July 31, 2013 and October 31, 2012, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For the nine months ended July 31, 2013, common stock equivalents of 300,000 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.  For the nine months ended July 31, 2012, common stock equivalents of 322,500 representing outstanding options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through July 31, 2013, the Company’s President had advanced the Company a total of $548,014 used for working capital including $85,032 during the nine months ended July 31, 2013.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $119,724 and $81,076 at July 31, 2013 and October 31, 2012, respectively.  The total advances plus accrued interest totaling $667,738 and $544,058 at July 31, 2013 and October 31, 2012, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011 the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.  As of July 31, 2013, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,199,658 and $1,190,208 at July 31, 2013 and October 31, 2012.  His accrued salaries totaled $1,152,422 and $1,143,422 as of July 31, 2013 and October 31, 2012, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,403 and $45,953 at July 31, 2013 and October 31, 2012, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  The facility has been leased from a company that is owned by the President’s wife.  Upon expiration of the lease, the Company has agreed to continue leasing the facility under the same terms on a month-to-month basis.

The total rental expense was $19,746 and $20,092 and for the nine months ended July 31, 2013 and 2012, respectively.  At July 31, 2013 and October 31, 2012, $19,998 and $26,902 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which was fully utilized at July 31, 2013.  The interest rate on the credit line was 21.90% at July 31, 2013.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At July 31, 2013 the Company also had three credit cards with a combined credit limit of $26,700, of which $1,527 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 15.33% at July 31, 2013.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at April 30, 2013.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of July 31, 2013, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.68%
Dividend yield	0.00%
Volatility factor	228.72%
Weighted average expected life	6.5 years

Common Stock Issued for Services

On February 21, 2013, the Company’s Board of Directors ratified the issuance of 169,491 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2013.  The transaction was valued at $10,000 or $0.059 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $8,958 of stock compensation expenses has been charged to operations for the nine months ended July 31, 2013, and is reflected in “services prepaid with common stock” in the accompanying balance sheet.

Conversion of accounts payable

On May 28, 2013, the Company issued 250,000 shares of common stock, $.001 par value to a consultant in satisfaction for certain professional accounting services previously performed totaling $15,000.  The shares were valued at $0.06 per share, the closing price of the Company’s common stock on the effective date.

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

At July 31, 2013 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 2.53 years at

July 31, 2013.  Three hundred thousand (300,000) outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the nine months ended July 31, 2013 and 2012, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2011	1,527,000	$0.08 to $0.45	5.66 years	$0.17
Options granted	-
Options exercised	-
Options expired	27,000	$0.12 to $0.31	-	$0.13
Balance at October 31, 2012	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at July 31, 2013	1,500,000	$0.08 to $0.19	4.00 years	$0.17
Exercisable at October 31, 2012	300,000	$0.08 to $0.19	4.10 years	$0.12
Exercisable at July 31, 2013	300,000	$0.08 to $0.19	3.35 years	$0.12

NOTE F: CONSULTING AGREEMENTS

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement had an initial six-month term and may be terminated by either party upon a material breach of the agreement.  It includes several phases for which the consultant shall be compensated upon completion.  The initial phase includes the completion of various strategies for which the consultant received cash compensation of $5,000 and 120,000 of the Company’s common stock, which was valued at $4,800 as discussed above.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant was entitled to additional compensation for completion of Phases II & III.  In February 2013, it was determined that all phases of the project were complete, and as such the Company issued the consultant 75,000 shares of the Company’s common stock, valued at $6,000, and is included in selling, general and administrative expenses in the accompanying statement of operations for the nine months ended July 31, 2013.  For the nine months ended July 31, 2012 a total of $18,800 was charged to operations consisting of cash payments totaling $14,000 and the common stock issued.

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee to forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5% of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of July 31, 2013, no sales have been made under this agreement.

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at July 31 30, 2013 and compares it to the Company’s financial condition at October 31, 2012.  It also discusses the Company’s results of operations for the three and nine-month periods ending July 31, 2013 and 2012.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

At July 31, 2013, the Company had a working capital deficit of $1,936,101, consisting of current assets of $33,294 and current liabilities of $1,969,395.  This represents a decrease in working capital of $132,839 from fiscal year end October 31, 2012.  The decrease in working capital was mainly due to $129,481 in increased current liabilities due to operating expenses in excess of revenue from product sales.

Current assets decreased by $3,358 and current liabilities increased by $129,481 due to decreased cash & accounts receivable, while liabilities increased due to operating expenses in excess of revenues.  The Company reported a $1,891,488 deficit in shareholders’ equity at July 31, 2013, which was $136,755 more than the deficit reported at October 31, 2012.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the nine months ended July 31, 2013, the Company’s financing activities provided $85,614 in cash to support our operating activities.  During that time, the Company’s operations used $86,497 in cash compared to $116,243 of cash used by operations during the nine months ended July 31, 2012.  The Company reported an overall decrease in cash for the first nine months of 2013 of $9,828 that was $15,442 less than the increase in cash for the first nine months of 2012.  The decrease in cash usage during the first nine months of 2013 was primarily due to increased revenue from product sales resulting in a decrease in net loss. Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects a minimum cash requirement of about $9,610 per month for operations.

The Company had lines of credit outstanding totaling $37,673 with $1,527 available in credit at July 31, 2013.  The Company must continue to service this debt and the president and CEO personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2012.  A current focus is product sales derived from launch of its “Tools of Stem Cell and Drug Development™” product line during 2009.   We now have distribution agreements with other companies who provide considerable assistance in sales of our products.  Our distribution agreement with Neuromics, Inc. has been solidified and expanded recently through the appointment of Mr. Pete Shuster, Neuromics, CEO, to the Board of Directors of the Company.  Through joint activities with Neuromics, Inc., we are expanding efforts to target drug discovery and development customers.  Our abilities to sell into these markets are also expanded by addition of new products including osteoblasts derived from human stem cells.  (These new products are described in greater detail below, See: Results of Operations.)  The Company focuses its limited resources on product development, manufacture and expansion of its product lines and has only limited available resources for direct sales efforts.  Thus the distributors of the Company’s products are an important component of our current sales program.   In addition, we continue to work closely with the licensee of our FSH patents to develop business opportunities.  We anticipate commercialization of these products during 2013 and additional revenues to the Company from royalty income.  Management has also conserved working capital by reducing administrative expenses and expenditures related to its operational activities as described above.  A goal of our business development program is to identify and pursue suitable business partners as exemplified by our strategic alliance partnerships including HemoGenix®, Inc., Neuromics, Inc, Stemgenesis, Inc, Dr. Lane Gilcrest, at the City College of New York and our patent license with Dr. James Posillico. The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended July 31, 2013, the Company realized a net loss of $(48,405) or $(0.00) per share on $7,081 in product revenue.  The net loss was $2,997 less than the net loss for the three months ended July 31, 2012.  The decrease in net loss in the third quarter of 2013 compared to the same quarter in 2012 was primarily due to decreased operating expenses. Total operating expenses were $3,955 less in the third quarter 2013 than the comparable period in 2012.  Research and development expenses decreased by $1,428 and selling, general and administrative expenses decreased by $2,527.

During the nine months ended July 31, 2013, the Company realized net loss of $(166,713) or $(0.01) per share on $27,223 in revenue.  The net loss in the first nine months of 2013 was $22,385 less than the loss reported during the nine-month period ended July 31, 2012.  The decrease in net loss was primarily due to the $11,012 increase in our gross profit, as well as $20,111in decreased expenses for the nine months ended July 31, 2013 as compared to the first nine months of 2012.

Current activities of the Company are focused on manufacturing and sales of its stem cell based product line, while R&D efforts are directed towards development of new products to add to the commercial products presently available. The research markets being targeted by our present product line are relatively limited and the Company faces substantial competition from much larger firms with well-funded marketing and sales programs. During the first nine months of 2013, the Company added several new products, especially differentiated cells derived from stem cells.  These products have application to development of new cell-based assays for use in drug development, discovery and toxicology and represent more substantial markets that are distinct from strictly research products currently marketed by the Company.  Thus, these new products open additional markets to the Company and we have recently begun commercial development of our initial products.   Our strategy includes initial identification of the target market, use of our extensive stem cell-based intellectual property, experience and technical know-how regarding cell line generation and stem cell differentiation to create cell culture systems in a dish that reflect the human physiological condition while being amenable to multiplexed quantitative readout of critical cellular and molecular events.  We are in discussions with potential collaborators who own and develop various technical platforms to provide appropriate informatics output of the cellular systems that we offer.   In addition, our commercial development strategy includes business development activities to rapidly penetrate target markets and enhance competitive advantages of our products.

In addition to our products intended for drug discovery and development, the Company is also developing products with applications in regenerative medicine including both cell culture media and stem cell lines.   We have media formulations for use in the expansion of MSCs for clinical applications and we also developed novel technology for the generation of MSCs.  We are presently extending these activities to further develop and determine the commercial potential of pluripotent adult cells.  We have intellectual property in this field and continue to pursue development of this technology and our patent position.  There are recent reports of the presence of pluripotent stem cells within various adult cell populations including MSCs.  Pluripotency means that a stem cell can differentiate into any cell in the body.  The ability to generate iPSC from adult cells led to award of the Nobel Prize in Physiology and Medicine in 2012 and additional advances may yield significant advances in regenerative medicine for both animals and humans.

Research and development expenses (R&D) were $97,248 during the nine months ended July 31, 2013, which was a decrease of $4,001 over the comparable period in 2012.  While the R&D necessary for launch of its initial products is complete, the Company continues enhancement and improvement of its existing products together with the development of new products to add to its product line.   Our strategy for growth of revenues includes both increased market penetration together with expanding product offerings targeting additional markets within the stem cell industry.  Key expansion areas in 2013 are products for use in drug, discovery and development, especially stem cell-derived cellular systems, assays and media as well as therapeutic products targeting select markets in veterinary medicine.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended October 31, 2012.

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

VITRO DIAGNOSTIC, INC.

Date September 23, 2013	By __/s/ James R. Musick
James R. Musick President, Chief Executive Officer and Chief Financial Officer