Form 10-K
period 2013-10-31
VITRO DIAGNOSTICS INC
filed 2014-02-12
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[___] Yes   [_x_]  No

State issuer's revenue for its most recent fiscal year:  $34,868.

The aggregate market value of the 13,719,372 shares of voting stock held by non-affiliates of the Company at January 14, 2014, calculated by taking the last sales price of the Company's common stock of $0.05 on February 7, 2014 was $685,969.

The number of shares outstanding of the issuer’s common equity as of January 14, 2014 was 19,803,403.

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

PART I

ITEM 1.

 BUSINESS

History

Vitro Diagnostics, Inc. (“Vitro”, "we" or the "Company") was incorporated under the laws of the State of Nevada on February 3, 1986.  From November 1990 to July 31, 2000, the Company was engaged in the development, manufacture and distribution of purified human antigens and the development of therapeutic products and related technologies.  In August 2000, the Company sold the assets used in the manufacture and sale of purified antigens for diagnostic applications.  Since 2000, the Company has developed its stem cell technology, expanded its patent portfolio and proprietary technology and cell lines for applications in stem cell research, cancer and diabetes.  Our operations are currently focused on development, manufacturing and distribution of stem cell products and related tools for use in research and drug discovery.  We are presently expanding our offerings to include products and services for use in clinical studies of the therapeutic benefits of stem cell transplantation and/or activation.

Our common stock is currently traded over the counter and quoted on the OTC.QB of the OTC Markets Group, Inc. under the ticker symbol "VODG."  Because the Company is no longer involved in the manufacture of diagnostic products, we operate under the assumed tradename “Vitro Biopharma”, which is registered by the Company as a trademark in the state of Colorado.  The legal name of the Company is Vitro Diagnostics, Inc, doing business as (dba) Vitro Biopharma. We maintain a website at www.vitrobiopharma.com.

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

The Company’s stem cell technology includes cell lines, supporting products and methods for generation and differentiation of stem cells into products with application to treatment of numerous diseases such as heart disease, stroke, Parkinson’s and Alzheimer’s disease.  While the Company’s technology represents a platform with broad application to several medical markets, the present business model focuses on the commercialization of products targeting niche markets in research and drug development that do not require FDA pre-market approval.  The Company launched its initial product line in 2009 and we are continuing to implement our business plan that includes expanding both our product line and global distribution of these products with the goal of attaining profitable operations and earnings growth. Our 2014 operations include analytical services and drug discovery and development products for use in the development of new drugs including those used for treatment of osteoporosis. We have expanded our partnership with a key distributor and intend to add new products related to those introduced in 2013 for use

in cancer research and drug discovery.   The primary goal of 2014 is to enhance revenue growth to profitability while positioning the Company for sustained earnings growth

The predominant focus of operations during the fiscal year ended October 31, 2013-, which we refer to in this report as 2013, was to continue commercialization of a series of products targeting global markets in stem cell research, including products needed by most scientists engaged in stem cell research. These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore do not require FDA pre-market approval.  Thus, access to our primary market is not dependent on FDA pre-market approval.  This is also a significant market segment that is growing rapidly especially as stem cell research shows promise in the treatment of diseases and conditions that were previously under-treated or untreatable and prior restrictions on federal support of stem cell research by the US government have been reduced.  During 2013, we expanded our product offerings considerably, by adding new cell lines and media formulations to our Product Catalog.  Our product offerings now include a specific type of human adult stem cell & certain derivatives of these cells, cell culture media for stem cell growth and differentiation into specific cell types together with various test kits for quantitative determination of stem cell quality, potency and response to toxic agents.  The latter products are jointly manufactured by the Company and its strategic partner, HemoGenix, Inc., a privately held stem cell firm located in Colorado Springs, CO while all other products are developed and manufactured solely by the Company.  Our products are distributed through a combination of direct sales from the Company and sales through distributors as described in more detail below.

We have also developed patented and patent-pending technology for use in stem cell research, drug development and therapeutic products for treatment of cancer and diabetes.  Modern stem cell technology is evolving towards commercialization and holds promise to revolutionize medicine by allowing replacement of any type of cell within the human body. Diseases characterized by cellular degeneration, including cardiovascular disease, diabetes, spinal cord injury and several other disorders may be cured through the development and commercialization of stem cell technology. In addition, cancer may be treated by stem cells that target selective destruction of cancer cells leading to novel therapies especially for poor prognosis conditions including pancreatic, lung and brain cancer. Thus the Company’s business plan involves commercialization of research products for broad usage in the stem cell research and drug development fields while at the same time developing specific proprietary technology with application to treatment of a broad range of diseases.

Stem Cell Products for Research and Drug Development.

Based upon a desire to produce an infinite supply of human cells for various medical applications, the Company had previously developed technology for the immortalization of cells based upon genetic engineering.  This earlier research led to the discovery, characterization and development of methods to maintain proliferation and to induce differentiation of stem cells.

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

Stem cell therapy has the potential to revolutionize treatment of many difficult–to-treat diseases.  A global effort by various scientists and businesses are rapidly developing modern stem cell therapies through targeted R&D, clinical trials and regulatory studies with the goal of obtaining regulatory marketing approval for clinical use. Vitro now provides needed stem cell and drug development tools to support critical applications of adult stem cell technology to develop these advanced new treatments.  Vitro’s new tools provide vital components to advance stem cell research and drug development.  These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore these products do not require FDA pre-market approval.   During 2013 the Company added products for use in clinical studies and plans additional advances in stem cell technology for clinical applications during 2014.

During 2013, we:

•

Added additional cells to our product offerings including MSC-derived osteoblasts and cancer-associated fibroblasts (CAFs).  The osteoblast addition is now being expanded to include products and services for use in osteoporosis drug discovery.  Our cancer associated fibroblasts and related primary fibroblasts are being used for new research into pancreatic stellate cells, a pancreatic CAF, as potential new targets for pancreatic cancer diagnosis and therapy.

•

Appointed a sales executive to our Board of Directors, Mr. Pete Shuster, who is the CEO and founder of Neuromics, Inc.

•

Grew our revenues and are continuing to expand in early 2014.  We added services to our revenue generation in 2013 as well as revenues from products.  Service-based revenue shows considerable expansion in early 2014.

•

Signed a non-binding letter of intent to acquire and merge with Neuromics, Inc., a privately-held life sciences company located in Minneapolis, MN.

While the research products continued to show growth, an important expansion was the addition of differentiated cells derived from stem cells.  This development enables the Company to expand into drug discovery and development.  This is a target market different from our research products and is significantly larger than the markets now being approached.  Also, management believes that the Company’s products and services offer numerous competitive advantages.  An initial target is the discovery of new drugs for treatment of osteoporosis, which is a global disease affecting a substantial component of the elderly population.  Approximately 50% of postmenopausal women and a significant portion of men over 50 years old have osteoporosis.  As the population ages, osteoporosis is expected to grow.  Several pharmaceutical treatments have significant side-effects, including increased fracture risk.  There is thus a need for improved treatments that grow bone, rather than reduce re-adsorption of bone as several current medications act.

We are now developing a human stem cell-based assay for use in osteoporosis drug development.  We recently acquired an instrument allowing live cell, high content analysis necessary for drug discovery.  We are developing cell culture conditions that closely mimic bone generation in the body while allowing automated & simultaneous readout of biological events that occur in during bone development.  We plan to market our assay as both a product and a service that we provide customers.  It is anticipated that this marketing plan will accelerate our market penetration.

We intend to expand the platform technology now being developed for osteoporosis drug discovery for use in other skeletal-muscular diseases and to cancer research as well.  We recently added cancer-associated fibroblasts (CAFs) to our research products.  One of our existing products was used in a discovery of a new type of CAFs present in pancreatic cancer tumors, called pancreatic stellate cells. There is evidence that these cells interact with the immune system to block immune responses to cancer cells.  As such, there is considerable global interest in expanding this discovery possibly yielding new diagnostic and therapeutic approaches to pancreatic cancer, a particularly aggressive form of cancer with low survivability.  It is apparent that cell-based assays based on quantitative kinetic analysis may be beneficial to the pancreatic cancer research.  We are also presently pursuing a partnership that may yield expansion to include assays for use in glioblastoma, an aggressive form of brain cancer, and melanoma cancer research.

During 2013, our partnership with Neuromics, Inc. expanded.  First, we appointed Mr. Pete Shuster, Neuromics CEO and founder, to our Board of Directors.  Then, during our 4th fiscal quarter, we signed a non-binding letter of intent to acquire and merge with Neuromics, Inc. as described elsewhere in this Report.  The combination would unite the sales and marketing expertise of Neuromics with the manufacturing and product development capabilities of the Company.  An immediate result should be increased revenues together with a strong platform for additional growth both through expanded research products and cell-based assays for use in drug discovery, as described above.  In the first quarter of fiscal year 2014, we gained access to near-term revenue increases for the Company through jointly developed services providing biomarker analytical testing to a substantial, European based clinical testing group.  Since this opportunity may yield significant revenue to the Company, possibly resulting in profitable operations, the Company decided to delay the process of completing its merger with Neuromics.  The primary basis of this decision was that management believes that expenditure of both time and financial resources necessary to complete the merger would be detrimental to the business development opportunity related to providing biomarker analytical services.

.

While our initial products target research use, we are also expanding our offerings to include products with clinical application.  We now have select MSC-Gro™ products with clinical application and intend to strengthen these products in 2013 through appropriate regulatory filings with the FDA.  It is especially important that cell culture media products do not contain human or animal serum and are chemically defined to minimize potential contamination of cultured cells that are subsequently administered to patients to test for clinical benefit.  This, serum-free, chemically defined media is classified as a medical device and requires much less time and money to achieve FDA approval than new drugs or biologics. Approval of a medical device typically requires less than one year and only laboratory testing while drugs and biologics can require 8-10 years, extensive clinical trial testing and cost $ billions to gain approval, which is not guaranteed. We are also developing cellular products targeting therapeutic veterinary applications.  Furthermore, through our interactions with local physicians, we are exploring additional clinical applications of our products and technology.

During the two fiscal years ended October 31, 2013 and 2012, the Company spent $119,724 and $126,180, respectively, for research and development.

Marketing and Distribution. To capture niche markets in stem cell research and drug development involves implementation of a multi-faceted marketing and sales initiative including various approaches such as: a strong internet marketing program, direct sales to end-users, identification and interaction with medical decision makers, selective use of distributors and in certain cases market generation efforts.  During 2013, the Company gained visibility and sales of its products through an expanded product line, featuring several new media products and stem cell lines.  We continued to expand our product distribution through our partnership with Neuromics, Inc., as described above.

The market for our products is global in nature, comprising numerous foreign markets that are more advanced than US markets due to the less restrictive governmental regulations on stem cell research and clinical applications.  Our marketing plan is directly integrated with new product development to ensure a steady stream of new innovative products & services perceived to be needed by our target markets.  We are also transiting from strictly research products to clinical products that considerably expand our available markets by including clinical applications of stem cell technology.  We now offer stem cell media products that are suitable for use in clinical applications.  While we also established a separate distribution agreement with Stemgenesis, Inc, a Chinese-based firm with offices in the US as well for the distribution of our entire product line into select Chinese provinces in 2012, very limited sales resulted.  There has been a re-organization of Stemgenesis and our distribution agreement is now being transferred to a new company owned by the previous CEO of Stemgenesis.  We have sold initial MSC-Gro™ products and anticipate further revenue through this distribution channel in 2014.  There are substantial markets from stem cell-based products in China.    We also have an established distribution channel for our products through our strategic alliance with HemoGenix, Inc, our manufacturing partner for the Lumenesc™ Brand of MSC assay test kits.

The Company has focused its limited resources on product development, manufacturing and continual expansion of its product offerings while simultaneously developing marketing and distribution based on collaboration with distribution partners together with direct sales. Management made advances in 2013 in the establishment of partnerships to assist with product distribution, as described above.  We consider this strategic approach appropriate especially for targeting research markets for stem cell media. Modern marketing of stem cell products requires numerous skills & resources; there are several life science firms committed to these specialized capabilities.  During 2013, we expanded our product offerings and development into the area of drug discovery and development, as described above.  Management believes such markets afford expanded growth opportunities to the Company.

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

However, in the recent past, the Company has utilized its limited resources for its stem cell research in an effort to establish financial support and revenue through product sales in the near term.  During 2011, we completed out-licensing of our patented technology related to FSH manufacture as described elsewhere in this Report.  We have a well-established business relationship with the licensee through numerous prior business activities and now also provide the licensee with assistance in sourcing necessary raw materials, distribution of finished product and options to advanced stem-cell based methods for FSH production.  The anticipated manufacturing contract with the Contract Manufacturing Organization was not completed in 2013 and there appear to be obstacles to commercialization of Vitropin™.  Since many of the primary patents for proprietary FSH drugs have now expired, there a several generic products being introduced to the global market.  Many competitors are gaining entry through highly competitive pricing and this is diminishing return on investment capital discouraging further investment.  However, as described elsewhere, Item 6 of this Report, we are pursuing additional collaboration with our FSH licensee to jointly develop products targeting enhanced wound healing based on novel polymers and known wound healing properties of stem cells.

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

The Company recently filed an additional international patent application entitled:  “INDUCED PLURIPOTENT STEM CELLS AND RELATED METHODS.” The application extends prior applications and describes a method for the generation of iPS cells from adult stem cells that completely avoids introduction of foreign DNA or RNA by using environmental factors only to induce pluripotency in adult stem cells.  This technology arose from the company’s demonstration that over-expression of just a single gene is required to induce pluripotent properties if adult stem cells are reprogrammed instead of somatic cells such as skin fibroblasts.  This finding has also been independently confirmed by other research groups.  From this discovery and the well-known, complex regulatory systems affecting expression of this gene, Vitro scientists determined methods for the inducing pluripotency through use of appropriate environmental factors. The Company believes that such technology has significant application to the field of regenerative medicine. Thus, the new patent allows generation of personalized, autologous stem cells from adult stem cell cells such as those present in bone marrow, blood and adipose tissue, etc that may differentiate into any cell type.  Such autologous stem cells may be used as substitutes for embryonic stem cells even though the cells are derived from adult stem cells.  During 2012, this international application was converted to a regular application that was submitted to the USPTO.  During the first fiscal quarter of 2014, the Company abandoned its application but does not believe that this action will diminish its immediate revenue generation capabilities or impede additional patent filings related to its iPSC technology.

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

Regulatory Approval

Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale.  In the United States, the U.S. Food and Drug Administration, or FDA, oversees approval of such products.  Since the FDA has previously approved FSH, the Company has determined that the appropriate means to gain VITROPIN™ approval is a type of abbreviated version of a new drug application.  The process of FDA can be time consuming and require considerable in capital resources.  The Company has no plans to make such application in the foreseeable future.

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

We believe our products for use in stem cell and cancer research have competitive features unlike other marketed products.  We may be one of a few commercial sources of fluorescent-labeled stem cells.  As we develop additional media products, we anticipate comparable competitive advantages since these formulations are based upon the original MSC-Gro™ formulation. We further intend to patent additional products that we may develop providing exclusive use of such products to the Company and its licensees.

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

Employees

The Company presently has two full time employees, the Company's President & CEO together with a recent Masters Degree recipient in Molecular Toxicology.  The President has overall responsibility for day-to-day operations while our other employee executes laboratory procedures.  We also had two additional part-time employees during 2013 and may hire additional students from a local university as may be needed. The Company has adequate access to talented employees in the region of its Corporate Headquarters.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real property.  During 2008 the Company moved into an expanded facility located at 4621 Technology Drive, Golden Colorado, which is owned by a company controlled by the wife of the Company’s President & CEO.  The Company leases 1200 square feet and has access to common areas.  The lease began July 1, 2008 and had a five-year term which has expired, and is currently being leased on a month-to-month basis.

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

Fiscal Quarter Ended	High	Low
2013
January 31	$0.08	$0.02
April 30	$0.15	$0.02
July 31	$0.09	$0.02
October 31	$0.08	$0.04
2012
January 31	$0.18	$0.04
April 30	$0.27	$0.04
July 31	$0.19	$0.03
October 31	$0.08	$0.03

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

Holders of our Common Stock

As of January 14, 2014 the Company had approximately 1,928 shareholders of record, not including persons who hold their shares in "street name".

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

Statement of Operations Data:	Year Ended Oct., 31, 2013	Year Ended Oct., 31, 2012
Total revenues	$ 34,868	$ 28,079
Operating expenses	$ 174,269	$ 194,085
Net loss	$ (211,204)	$ (227,657)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)
Shares used in computing basic and diluted loss per share	19,589,439	18,993,351

Balance Sheet Data:	Oct. 31, 2013	Oct. 31, 2012
Working capital deficit	$ (1,976,497)	$ (1,803,262)
Total assets	$ 76,174	$ 85,181
Total liabilities	$ 2,009,653	$ 1,839,914
Shareholder’s deficit	$ (1,933,479)	$ (1,754,733)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year- end October 31, 2013, and compares that to its financial condition at October 31, 2012.  It also analyzes our results of operation for the year ended October 31, 2013 and compares those results to the year ended October 31, 2012.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

Overview

During 2013, the Company built on progress made during 2012 by gaining increased revenue from our stem cell-based products while also achieving advancements needed to target additional markets perceived by management as more lucrative for the Company.  While there were gains in sales to the present target stem cell research market, products and/or services targeting more clinical applications of stem cells are now a key component of our growth strategy.   Stem cell technology continues to show promise of treatment of several diseases, especially degenerative conditions and regenerative medicine applications of stem cells continue to gain support for safety and efficacy, the key characteristics of viable stem cell-based therapies.  Stem cell transplantation including various adult stem cells is considered by many as a successful approach to treatment of a great variety of diseases and injuries.  It is currently thought that stem cells terminally differentiate to replace lost cells in degenerative conditions.  There is also growing evidence indicating that stem cells secrete biologically active materials supporting or restoring the functionality of existing cells in the body.

Our 2013 operations were highlighted by increased revenue generation from our stem cell products through increased distribution achieved by both direct sales and strategic distribution agreements.  We also added new cell lines to our research product offerings including differentiated cells derived from stem cells and expanded our fibroblast cell lines to include cancer-associated fibroblasts.  These are non-cancerous cells associated with a tumor. However, we are gaining understanding of the biology of these cells that appear to have functional significant to the biology of cancer.  Cancer-associated fibroblasts (CAFs) may contribute to support & growth of cancer cells, metastatic processes and alterations of the immune system that protect cancer cells.  Both of these advances contributed to our entrance into additional markets in drug discovery and clinical applications of stem cell technology. Please see Section I, Business Narrative, for additional information about our current operations.

We also signed a non-binding letter of intent to acquire and merge with Neuromics, Inc., a privately held life sciences firm that is complementary to the Company.  Neuromics has been a significant distributor of the Company’s products since 2012 and this relationship expanded further during 2013.  In addition to distribution we jointly develop new business including our initiatives in drug discovery and regenerative medicine.  Since we have a present strong opportunity to expand near-term growth we have delayed completion of our merger in order strengthen the Company’s financial position as described in Part I, Business Narrative.   Completion of this merger would result in significant expansion of product offerings for various research applications and provide a platform for growth as well.  However, management does not believe that the merger itself is essential to continued growth of the Company.

Liquidity and Capital Resources

At fiscal year-end October 31, 2013, the Company had a working capital deficit of $1,976,497, consisting of current assets of $33,156 and current liabilities of $2,009,653.  The working capital deficit at October 31, 2013 increased $173,235 from fiscal year end October 31, 2012.  Current assets decreased by $3,496, from year-end 2012 to 2013 while total assets decreased $9,007 during that time, the former from decreased cash and the latter from equipment depreciation.  Current liabilities increased $169,739 at October 31, 2013 compared to October 31, 2012 due to operating expenses in excess of revenues.  The working capital and shareholder deficits are primarily due to accrued officer salaries and working capital advances due to the President and CEO, with combined totals of $1,913,732 and $1,734,266 at October 31, 2013 and 2012, respectively.

The Company remains dependent on receipt of additional cash to continue its business plan.   The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2013 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.

During the fiscal year ended October 31, 2013, the Company's financing activities provided $114,233 to support operations.  During that time, the Company's operations used $107,535 of cash compared to $130,629 of cash used during the twelve months ended October 31, 2012.  The use of cash during 2013 reflects a cash requirement of about $9,000 per month for operations while the cash raised from financing activities was primarily from product revenues, and cash advances provided by its president.  While most R&D necessary for manufacture of the current line of products has been performed previously, the Company focused its efforts on marketing and expansion of its product lines in fiscal year 2013.  Operating expenses are anticipated to be increased during 2014 due to expansion of development especially for drug discovery and increased salary expenses.

The Company had outstanding lines of credit totaling $37,292 with $1,908 in available credit at fiscal year-end 2013.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.

Total product sales increased 35%, from $28,079 in 2012 to $38,018 in 2013.  We anticipate additional revenue growth in 2014 as sales from our drug discovery and regenerative medicine initiatives begin to materialize.  Our analytical services offerings are providing early revenue growth in 2014 and we anticipate further growth in our service revenue as our initial cell-based assays for drug discovery are brought to the market.  (See Part I, Item 1 for additional details regarding our expansion plans.)  We also plan to expand our research products offerings including specialized stem cells, media etc.  We are presently developing an equine MSC cell line together with optimized cell culture media and plan to introduce this product during 2014.  We are also investigating additional business development opportunities for the Company within veterinary markets.  While it appears that commercialization opportunities for therapeutic FSH are diminishing due to predatory pricing strategies by numerous competitors (See Part I, Item 1), we are developing further opportunities for joint product development with our current FSH patent licensee, Dr. James Posillico.  MSCs are known to promote wound healing and through strategic combination of proprietary polymer technology, we are discussing additional collaboration to combine our proprietary stem cell technology and know-how to develop unique wound healing products.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the year ended October 31, 2013, the Company realized a net loss of $(211,204), or ($0.01) per share, with $34,868 in revenue from products and an additional $3,150 in revenue from services.  The net loss in 2013 was $16,453 less than the net loss of $(227,657), or $(0.01) per share in 2012.  The decreased loss during 2013 as compared to 2012 was primarily due to reduced operating expenses and increased revenue that was offset by increased interest expense.  Research and development expenses decreased by $6,456 and selling, general and administrative expenses decreased by $13,360 in 2013. Product sales increased 24% during 2013 and total net revenue increased by 54% as the Company continued commercialization of its stem cell-based products and services. As noted elsewhere, the Company is expanding into other markets related clinical applications of stem cell technology.  Additional detail regarding specific operational achievements during 2013 is presented elsewhere in this report (Part I. Item 1: Business Narrative).

Total operating expenses were $174,269 and $194,085 for the years ended October 31, 2013 and 2012, respectively, representing a year-over-year decrease of $(19,816), or (10)%.  Additional operational goals of 2014 will involve expense increases necessary for equipment and personnel to execute our expansion plans.  However, management anticipates that increased revenue will offset increased expenses.

Research and development expenses (R&D) decreased by $6,456 during fiscal year 2013 compared to fiscal year 2012.  While the R& D necessary for launch of its initial products was completed in 2009, the Company continued development of several new products during 2013 including cell culture media formulations, cell lines and cells derived from MSCs.  During 2013 our product development activities were focused on the development of novel and effective

MSC differentiation methods that yielded our initial MSC-derived human osteoblasts are terminally differentiated cells that generate bone.  Terminally differentiated cells have application to new drug development discovery and toxicology studies.  These cells and the method to differentiate them from MSCs are being applied to cell-based assays for use in osteoporosis drug discovery (See Part I, Item 1).  We also added cancer-associated fibroblasts from endometrial and ovarian cancer tumors.  Our pancreatic fibroblast cells are widely used in research concerning pancreatic stellate cells, a newly identified CAF that may result in improved diagnosis and treatment of pancreatic cancer.  In addition to our skeletal muscular drug discovery products and services, we are developing a partnership to expand these cell-based assay systems to include cancer research especially for brain, skin and pancreatic cancer (See Part I, Item 1 for more details regarding our business plan.)

RISK FACTORS

This 10-K Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors including those discussed below.

The Company is wholly dependent on the efforts and expertise of its principal employee to further its business plan, and the loss of his service for any reason would have a material adverse effect on the Company and its business and may require a suspension of operations.

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

•

re-designing our processes so they do not infringe, which may not be possible or could require substantial funds and time.

The public trading market for our Common Stock is subject to the “penny stock” rules.

Our Common Stock is currently quoted on the OTC.QB of the OTC Market Group, Inc.  This is a more limited trading market than the Nasdaq Captial Market, and timely, accurate quotations of the price of our Common Stock may not always be available.  You may expect trading volume to be low in such a market.  Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

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

32

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

33

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates, Inc.

2.	Balance Sheets at October 31, 2013 and 2012.

3.	Statements of Operations for the years ended October 31, 2013 and 2012.

4.	Statement of Changes in Shareholders’ Deficit for the period November 1, 2011 through October 31, 2013.

5.	Statements of Cash Flows for the Years Ended October 31, 2013 and 2012.

6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors

Vitro Diagnostics, Inc.

We have audited the accompanying balance sheets of Vitro Diagnostics, Inc., as of October 31, 2013 and 2012, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended October 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2013 and 2012, and the results of its operations and cash flows for the two years ended October 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2013, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 9, 2014

VITRO DIAGNOSTICS, INC.
Balance Sheets

	October 31, 2013	October 31, 2012

Assets
Current assets:
Cash	$ 2,197	$ 5,286
Accounts receivable	5,433	4,688
Inventory, at cost	25,224	26,678
Prepaid and other current assets	302	-
Total current assets	33,156	36,652

Equipment, net of accumulated depreciation of $107,092 and $94,991	10,764	17,026
Patents, net of accumulated amortization of $13,999 and $10,802 (Note A)	17,976	20,583
Deferred patent costs (Note A)	12,829	9,471
Other assets	1,449	1,449

Total assets	$ 76,174	$ 85,181

Liabilities and Shareholders' Deficit
Current liabilities:
Lines of credit (Note D)	$ 37,292	$ 37,091
Accounts payable	28,238	38,024
Accounts payable - related parties (Note B)	30,391	30,533
Advances and accrued interest payable to officer (Note B)	710,924	544,058
Accrued payroll expenses (Note B)	1,202,808	1,190,208
Total liabilities	2,009,653	1,839,914

Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)

Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding
	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,803,403 and 19,308,912 shares issued and outstanding
	19,803	19,309
Additional paid-in capital	5,413,015	5,382,509
Services prepaid with common stock	-	(1,458)
Accumulated deficit	(7,366,297)	(7,155,093)
Total shareholders' deficit	(1,933,479)	(1,754,733)

Total liabilities and shareholders' deficit	$ 76,174	$ 85,181

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations

	For the Years Ended
	October 31,
	2013	2012
Product sales	$ 34,868	$ 28,079
Cost of goods sold	(15,069)	(13,139)
Gross profit	19,799	14,940
Other, professional services income	3,150	-
Net revenue	22,949	14,940

Operating costs and expenses:
Research and development	119,724	126,180
Selling, general and administrative	54,545	67,905
Total operating costs and expenses	174,269	194,085
Loss from operations	(151,320)	(179,145)

Other income (expense):
Interest expense	(59,884)	(48,512)
Fair value of stock purchase warrants		-
License fee income		-
Forgiveness of debt	-	-

Income (loss) before income taxes	(211,204)	(227,657)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (211,204)	$ (227,657)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Shares used in computing net loss per common share:
Basic and diluted	19,589,439	18,993,351

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2011	-	$ -	18,528,995	$ 18,529	$ 5,346,604	$ (3,958)	$ (6,927,436)	$ (1,566,261)
Prepaid services earned (Note E)	-	-	-	-	-	12,500	-	12,500
Common stock issued to director for future services (Note E)	-	-	222,222	222	9,778	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	120,000	120	4,680	-	-	4,800
Conversion of accounts payable (Note E)	-	-	437,695	438	21,447	-	-	21,885
Net loss for the year October 31, 2012	-	-	-	-	-	-	(227,657)	(227,657)
Balance, October 31, 2012	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (1,458)	$ (7,155,093)	$ (1,754,733)
Prepaid services earned (Note E)	-	-	-	-	-	11,458	-	11,458
Common stock issued to director for future services (Note E)	-	-	169,491	169	9,831	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	75,000	75	5,925	-	-	6,000
Conversion of accounts payable (Note E)	-	-	250,000	250	14,750	-	-	15,000
Net loss for the year October 31, 2013	-	-	-	-	-	-	(211,204)	(211,204)
Balance, October 31, 2013	-	-	19,803,403	$ 19,803	$ 5,413,015	$ -	$ (7,366,297)	$ (1,933,479)

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows

	For The Years Ended
	October 31,
	2013	2012

Cash Flows from operating activities:
Net loss	$ (211,204)	$ (227,657)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	15,298	20,086
Stock-based compensation	11,458	12,500
Common stock issued for consulting services	6,000	4,800
Changes in current assets and current liabilities:
Decrease (increase) in accounts receivable, inventories,
prepaid expenses and deposits	407	(10,599)
Increase in accounts payable and accrued expenses	70,506	70,241
Net cash used in operating activities	(107,535)	(130,629)

Cash flows from investing activities:
Purchases of equipment	(5,839)	(2,155)
Payments for patents and deferred costs	(3,948)	(3,876)
Net cash used in investing activities	(9,787)	(6,031)

Cash flows from financing activities:
Proceeds from advances from officer	114,032	143,800
Draws on lines of credit, net	201	3,257
Principal payments on capital lease	-	(8,134)
Net cash provided by financing activities	114,233	138,923

Net change in cash	(3,089)	2,263
Cash, beginning of year	5,286	3,023
Cash, end of year	$ 2,197	$ 5,286

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 7,050	$ 8,063
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 10,000
Common stock issued for consulting services	$ 6,000	$ 4,800
Common stock issued upon conversion of accounts payable	$ 15,000	$ 21,885

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

The Company is currently focused on revenue generation from its stem cell-based research products and to expanded opportunities for revenue generation in drug discovery and development together with select opportunities in regenerative medicine.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(1,976,497) and $(1,933,479), respectively, at October 31, 2013, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2011, the President has advanced the Company a total of $257,832 for working capital on an “as needed” basis, including $114,032 during the year ended October 31, 2013.  There is no assurance that these advances will continue in the future.

The Company has recently entered into a non-binding Letter of Intent with Neuromics, Inc. to acquire this company through an exchange of its securities and cash (See Note I, Subsequent Events).  Completion of this merger would substantially increase the revenue generation of the combined entities and improve the Company’s financial condition.  Also, the Company and Neuromics, Inc. now operate in close association including distribution of Vitro products by Neuromics as well as joint development of new business opportunities in drug discovery and regenerative medicine.

There is no assurance that these initiatives will yield sufficient capital to maintain the Company’s operations. In such an event, management intends to pursue various strategic alternatives.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At October 31, 2013 and 2012, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At both October 31, 2013 and 2012, finished goods included approximately $9,800 of labor and overhead allocations.  Inventories consisted of the following:

	October 31, 2013	October 31, 2012
Raw materials	$ 9,735	$ 12,074
Finished goods	15,489	14,604
	$ 25,224	$ 26,678

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the years ended October 31, 2013 and 2012, $4,600 and $3,815 are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the years ended October 31, 2013 and 2012, $1,579 and $1,521, respectively, are included in product sales in the accompanying statements of operations.

Research and development

The Company’s operations are predominantly in research and development (“R&D”).  These costs are expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. As

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

the Company’s operations include manufacturing and R&D, we report cost of goods sold, including estimates of labor, materials and overhead allocations to the production of specific products.

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $12,101 and $16,948 for the years ended October 31, 2013 and 2012, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $3,197 and $3,139 for the years ended October 31, 2013 and 2012, respectively.  Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2014	$3,198
2015	3,198
2016	3,198
2017	3,198
2018	3,198
Thereafter	1,986
$17,976

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

At October 31, 2013 the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(13,999)
$17,976

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $10,459 and $8,000 at October 31, 2013 and 2012, respectively, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $2,370 and $1,471 at October 31, 2013 and 2012, respectively, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the years ended October 31, 2013 or 2012.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

Revenue recognition and concentration of revenues

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

For the year ended October 31, 2013, 51% of the Company’s sales were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  Of the remaining 49%, no significant concentrations existed.  For the year ended October 31, 2012, 53% of the Company’s sales were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $2,119 and $6,871 for the years ended October 31, 2013 and 2012, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2013 and 2012, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the years ended October 31, 2013 and 2012, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through October 31, 2013, the Company’s President had advanced the Company a total of $577,014 used for working capital including $114,032 during the year ended October 31, 2013.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $133,910 and $81,076 at October 31, 2013 and October 31, 2012, respectively.  The total advances plus accrued interest totaling $710,924 and $544,058 at October 31, 2013 and 2012, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

for three years.  The Agreement also provides for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.  As of October 31, 2013, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,202,808 and $1,190,208 and October 31, 2013 and 2012.  The President’s accrued salaries totaled $1,155,422 and $1,143,422 as of October 31, 2013 and 2012, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,553 and $45,953 at October 31, 2013 and 2012, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  The facility has been leased from a company that is owned by the President’s wife.  Upon expiration of the lease, the Company has agreed to continue leasing the facility under the same terms on a month-to-month basis.

The total rental expense was $26,508 and $26,902 and for the years ended October 31, 2013 and 2012, respectively.  At October 31, 2013 and 2012, $26,760 and $26,902 were unpaid and are included in accounts payable related parties in the accompanying balance sheets.

Other

The President has personally guaranteed all debt instruments of the Company including all credit card debt.

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended:

	October 31, 2013	October 31, 2012
Benefit related to U.S. federal statutory graduated rate	-30.16%	-21.80%
Benefit related to State income tax rate, net of federal benefit	-3.23%	-3.62%
Accrued officer salaries	1.99%	1.41%
Net operating loss for which no tax benefit is currently available	31.40%	24.01%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31, 2013	October 31, 2012
Tax credits for net operating loss carry forwards	$1,623,138	$1,578,251
Accrued officer salaries	445,761	441,091
Deferred tax asset (before valuation allowance)	$2,068,899	$2,019,342

At October 31, 2013, deferred taxes consisted of a net tax asset of $2,068,899, due to operating loss carry forwards and other temporary differences of $8,507,658, which was fully allowed for in the valuation allowance of $2,068,899.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2013 and 2012 totaled $49,556 and $53,038, respectively.  Net operating loss carry forwards will expire in various years through 2033.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $682 was unused at October 31, 2013.  The interest rate on the credit line was 21.90% at October 31, 2013.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At October 31, 2013 the Company also had three credit cards with a combined credit limit of $26,700, of which $1,226 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 15.22% at October 31, 2013.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at October 31, 2013.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of October 31, 2013, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.68%
Dividend yield	0.00%
Volatility factor	228.72%
Weighted average expected life	6.5 years

Common Stock Issued for Services

The Company has issued shares of its common stock to certain Directors and members of the Company’s advisory boards.  The value of the services is determined by the fair value of the common stock at the time the shares are considered issued.  The amounts are capitalized to equity as “services prepaid with common stock” on the Company’s balance sheets until the services are considered earned, at which time they are expensed as stock-based compensation and removed from equity.

On February 21, 2013, the Company’s Board of Directors ratified the issuance of 169,491 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2013.  The transaction was valued at $10,000 or $0.059 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  The total of $10,000 of stock compensation expenses was charged to operations for the year ended October 31, 2013.

In addition, $1,458 and $2,500 of stock compensation expense was charged to operations for the years ended October 31, 2013 and 2012, respectively, representing services provided by a member of the Company’s Scientific Advisory Board.  And, for the year ended October 31, 2012 an additional $10,000 of stock compensation expense was charged to operations representing services provided by a former Director.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

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

At October 31, 2013 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 2.28 years at October 31, 2013.  Three hundred thousand (300,000) outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For the years ended October 31, 2013 and 2012, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2011	1,527,000	$0.08 to $0.45	5.66 years	$0.17
Options granted	-
Options exercised	-
Options expired	27,000	$0.12 to $0.31	-	$0.13
Balance at October 31, 2012	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	3.75 years	$0.17
Exercisable at October 31, 2012	300,000	$0.08 to $0.19	4.10 years	$0.12
Exercisable at October 31, 2013	300,000	$0.08 to $0.19	3.10 years	$0.12

NOTE F: CONSULTING AGREEMENTS

On November 1, 2013, the Company signed a consulting agreement with a financial advisory firm to provide consulting services regarding corporate development and evaluation of strategic financing options that may be available to the Company.  In consideration for these services, the consultant received $5,000 upon execution of the agreement, and is entitled to an additional $2,500 per month until termination of the agreement.  In addition, the consultant shall be entitled to compensation for certain completed strategic transactions dependent upon the terms of the completed transaction.  The initial term of the agreement is two months from execution of the agreement, after which the agreement will automatically renew unless terminated by written notice by either party.

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement had an initial six-month term and may be terminated by either party upon a material breach of the agreement.  It includes several phases for which the consultant shall be compensated upon completion.  The initial phase includes the completion of various strategies for which the consultant received cash compensation of $5,000 and 120,000 of the Company’s common stock, which was valued at $4,800 as discussed above.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant was entitled to additional compensation for completion of Phases II & III.  In February 2013, it was determined that all phases of the project were complete, and as such the Company issued the consultant 75,000 shares of the Company’s common stock, valued at $6,000, and is included in selling, general and administrative expenses in

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

the accompanying statement of operations for the year ended October 31, 2013.  For the year ended October 31, 2012 a total of $18,800 was charged to operations consisting of cash payments totaling $14,000 and the common stock issued.

NOTE G: JOINT PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION AGREEMENTS

On April 27, 2010 the Company executed an Agreement for Joint Product Development, Manufacture and Distribution (“Agreement”) with HemoGenix, Inc., a privately held biotechnology firm located in Colorado Springs, Colorado.  The Agreement provides for the joint manufacture and distribution of stem cell analysis tools.  The agreement provides for the expansion of assay platforms from HemoGenix, in particular, LUMENESC for mesenchymal stem cells (MSC).  Also, this original agreement between the Company and HemoGenix® was expanded during the latter portions of 2010 to include joint development of cell-specific toxicity assays including those targeting liver cells, heart, kidney and neuronal cells.  Furthermore, the strategic partners intend to jointly develop additional stem cell media products and align their respective quality programs to ensure consistency.  This agreement is currently inactive.

NOTE H: PATENT LICENSE AGREEMENT

Effective March 30, 2011, the Company entered into a Technology License, License Option and Technical Assistance Agreement with a former officer of the Company, granting him an exclusive license covering two of the Company’s patents: United States Patent Number 5,990,288, Method for Purifying FSH and United States Patent Number 6,458,593 B1, Immortalized Cell Lines and Methods of Making The Same.  The patents are related to treatment of infertility and know-how relating to the commercial production and cellular generation of the hormone, follicle-stimulating hormone and related gonadotropin hormones for use in the treatment of infertility in both humans and animals.  In addition, the License grants the exclusive option to license a pending patent application for the commercial production of clinical grade gonadotropin hormones and, in addition, the Company’s intellectual property related to generation of crude materials containing gonadotropin hormones from certain cellular sources. The License has an initial term of five years and shall be automatically renewed for additional two year periods until terminated by either party; however, the license can be terminated after two and one-half years if there have been no sales of licensed products.  Since there continues to be opportunities for commercialization, the Company has elected not to terminate this agreement at the present time.

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

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

The parties to this patent license have developed additional business collaborative opportunities involving the Company’s stem cell products, know-how and IP especially related to regenerative medicine applications of modern stem cell technology.  These developments are described in greater detail in section VI, Management’s Discussion and Analysis of Current Operations.

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

Non-binding Letter of Intent

On October 10, 2013, the Company signed a non-binding letter of intent to acquire and merge with Neuromics, Inc, (“Neuromics”) a privately held life-science firm located in Minneapolis, MN. The Merger would be structured as a reverse triangular merger, with Neuromics becoming a wholly-owned subsidiary of Vitro.  Completion of the merger is subject to several material conditions, including, without limitation, the execution of a definitive agreement and plan of reorganization ("Merger Agreement"), completion of audited financial statements of Neuromics, requisite corporate and third party approvals, and other conditions customary in transactions of this nature.

As currently contemplated, and based upon the current financial conditions of both parties to the merger, the consideration for the merger would consist of Vitro issuing 4.0 million shares of common stock and paying an additional $250,000 on terms yet to be determined. The Letter of Intent also contemplates the conversion of accrued debt to Vitro's President into 1.0 million shares of common stock and other balance sheet restructuring.

Neuromics’ Chief Executive Officer is Mr. Pete Shuster, who has also been a director of Vitro Diagnostics since February 2013, and during the year ended October 31, 2013 approximately 51% of the Vitro’s sales were made to customers of Neuromics. There can be no assurance as to if and when the Merger can be completed, or that the merger will be completed under the terms as currently contemplated.

Consulting Agreement

On November 1, 2013 the Company entered into an agreement with a firm to provide financial advisory services, including but not limited to assisting the Company to determine its short and long-term capital requirements, and assistance in evaluating strategic options the Company is currently contemplating, or may contemplate during the term of the agreement.  The initial term of the agreement was for two months, and may be terminated by either party by written notice.  As of the date of this report, the agreement has not been terminated.

The consultant was entitled to a non-refundable initial fee of $5,000, and monthly payments of $2,500 after the initial term.  In addition, the consultant is also entitled to fees for financing transactions upon closing in the amount of 7.5% on the first $1 million of proceeds, and 5% of any proceeds in excess of $1 million.  In addition, with respect to non-financial transactions including the completion of a merger or acquisition, the consultant is entitled to a flat fee of $13,000 for transactions not introduced to the Company by the consultant, and for the completion of any such

VITRO DIAGNOSTICS, INC.

Notes to Financial Statements - October 31, 2013

transaction which is introduced to the Company by the consultant, the consultant shall be paid 5% of the transaction value.  As of the date of this report, the Company has paid the consultant a total of $12,500.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of October 31, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(b)  Changes in Internal Control over Financial Reporting.  During fiscal year ended October 31, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals presently serve as officers and directors of the Company:

Name	Age	Position
James R. Musick, Ph.D.	66	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary
Pete Shuster	55	Director

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

PETE SHUSTER received a Bachelor’s Degree in Biology from Lawrence University in Wisconsin during 1981 and performed graduate studies in biochemistry at the University of Minnesota.  He was in Sales and Sales Management with Teltech from 1985 to 1994.  He was a sales representative at Connect, Inc from 1994 to 1995 where he sold systems integration solutions. He was a Major Account Manager at SDRC from 1995 to 1999 and Senior Account Manager at EAI for sales of Product Visualization Software.  From 1996 to 2002, he was the founder and owner of Kingdom2.com, an online reseller of re-manufactured satellite systems. From 2000 to 2002 he was Large Account Sales Director of PTC, a company that sold product data management and CAD software, where he lead teams that sold to heavy equipment manufacturers, including Caterpillar, John Deere and Case. The team achieved sales > $15,000,000 in FY2001.

In 2003, he founded Neuromics, Inc, his present business that is a web-based marketer of reagents to accelerate discovery in Neuroscience, Diabetes/Obesity and Cancer offering products including antibodies, proteins, transfection reagents, stem cell and primary cell lines, cell culture media and apoptosis measurement kits.

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year except that Mr. Shuster failed to file an initial report on Form 3 upon his election to the board of directors.

ITEM 11.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman	2013	$12,000(1)	$12,000
President, Chief Executive	2012	$12,000(1)	$12,000
Officer, Chief Operating Officer, Chief Financial Officer	2011	$31,500(1)	$31,500

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

The agreement with Dr. Musick provided for the grant of stock options as follows:

•

Options to purchase 150,000 shares of the Company’s common stock at a price of $0.17 per share, vesting at such time as the Company reports cumulative product sales of $125,000 during any one year as reported in any financial statement filed with the Securities and Exchange Commission on Form 10-Q or 10-K; and

•

Options to purchase an additional 150,000 shares of the Company’s common stock at market price, vesting at such time as the Company reports cumulative product sales of $250,000 during any one year as reported in any financial statement filed with the Commission on Form 10-Q or 10-K.

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

Compensation of Directors

On February 21, 2013, the Company issued 169,491 shares of the Company’s common stock to Mr. Pete Shuster, Director as compensation to be earned during his service in fiscal year ending October 31, 2013.  The transaction was valued at $10,000, or $.059 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.

On February 7, 2012, the Company issued of 222,222 shares of the Company’s common stock to Mr. Erik Van Horn, Director (former) as compensation to be earned during his service in fiscal year ending October 31, 2012.  The transaction was valued at $10,000, or $.045 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.

Each board member is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended October 31, 2013:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 14, 2014 based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock.  The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised.  At January 14, 2014 the Company had outstanding 19,803,403 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 4621 Technology Drive, Golden, Colorado 80403	5,250,755	26.51%

Erik Van Horn 4621 Technology Drive, Golden, Colorado 80403	663,785	3.35%

Pete Shuster	169,491	0.85%
4621 Technology Drive, Golden, Colorado 80403

Officers and Directors as a group(1) (2) (3 individuals)	6,084,031	30.72%

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2013	2012
Audit Fees	$19,750	$18,075
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	______-	______-

Total	$19,750	$18,075

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed or incorporated by reference into this Report:

No.	Description
1	Not applicable.
2	Not applicable.
3.1.1(1)	Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.
3.1.2(2)	Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.
3.1.3(3)	Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.
3.1.4(2)	Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.
3.1.5(4)	Amended and Restated Articles of Incorporation of the Company , as filed July 20, 2001 with the Nevada Secretary of State
3.2(3)	Bylaws of the Company.
4.1(3)	Specimen certificate for Common Shares, $.001 par value per share.
9	Not applicable.
10.1(5)	Equity Incentive Plan dated October 9, 2000
10.2	Promissory note issued by the Company to James R. Musick dated October 31, 2007.
10.3(6)	Executive Employment Agreement between the Company and James R. Musick dated April 1, 2005.
10.4(7)	Common Stock and Warrant Purchase Agreement
10.5(8)	Form of Class A Warrant Agreement
10.6(9)	License Agreement with James T. Posillico, Ph.D.
10.7(10)	Amendment No. 1 to License Agreement with James T. Posillico, Ph.D.
11	Not applicable.
13	Not applicable.
14	Not applicable.
16	Not applicable.
18	Not applicable.
20	Not applicable.
21	Not applicable.
22	Not applicable
23	Not applicable.
24	Not applicable.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Not applicable.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

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

(9)

Filed as an Exhibit to the Form 8-K dated March 30, 2011.

(10)

Filed as an Exhibit to the Form 8-K/A-1 dated June 27, 2011.

*

Filed herewith

**

Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 12th day of February, 2014.

VITRO DIAGNOSTICS, INC.

By:

_/s/ James R. Musick___________________

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

___/s/ James R. Musick ______ James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	February 12, 2014

__/s/ Pete Shuster_____________	Director	February 12, 2014
Pete Shuster