Form 10-Q
period 2014-01-31
VITRO DIAGNOSTICS INC
filed 2014-03-17
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of March 17, 2014, the Registrant had 19,803,403 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2014 and October 31, 2013, and its results of operations for the three month periods ended January 31, 2014 and 2013, its statement of changes of shareholders’ deficit for the period November 1, 2012 through January 31, 2014, and its cash flows for the three month periods ended January 31, 2014 and 2013.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC. Balance Sheets

	January 31, 2014	October 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$ 5,804	$ 2,197
Accounts receivable	3,631	4,733
Accounts receivable – related parties (Note B)	20,602	700
Inventory, at cost	25,782	25,224
Prepaid and other current assets	-	302
Total current assets	55,819	33,156

Equipment, net of accumulated depreciation of $110,865 and $107,092	51,508	10,764
Patents, net of accumulated amortization of $14,178 and $13,999 (Note A)	17,177	17,976
Deferred costs (Note A)	12,829	12,829
Other assets	1,449	1,449

Total assets	$ 138,782	$ 76,174
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation	$ 21,488	$ -
Lines of credit (Note D)	36,557	37,292
Accounts payable	22,553	28,238
Accounts payable - related parties (Note B)	40,829	30,391
Other accrued liabilities	6,196	-
Advances and accrued interest payable to officer (Note B)	776,183	710,924
Accrued payroll expenses (Note B)	1,205,958	1,202,808
Total current liabilities	2,109,764	2,009,653

Capital lease obligation	17,405	-
Total liabilities	2,127,169	2,009,653

Commitments and contingencies (Notes A, B, C, D, E, F, G, H, I and J)

Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding
	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,803,403 shares issued and outstanding
	19,803	19,803
Additional paid-in capital	5,413,015	5,413,015
Services prepaid with common stock	-	-
Accumulated deficit	(7,421,205)	(7,366,297)
Total shareholders' deficit	(1,988,387)	(1,933,479)

Total liabilities and shareholders' deficit	$ 138,782	$ 76,174

See accompanying notes to these unaudited financial statements

	VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Three Months Ended
	January 31,
	2014	2013
Product sales	$ 7,031	$ 14,778
Cost of goods sold	(1,670)	(3,818)
Gross profit	5,361	10,960
Professional services income	19,307	-
Net revenue	24,668	10,960

Operating costs and expenses:
Research and development	35,861	27,143
Selling, general and administrative	26,065	8,712
Total operating costs and expenses	61,926	35,855
Loss from operations	(37,258)	(24,895)

Other income (expense):
Interest expense	(17,650)	(13,815)

Income (loss) before income taxes	(54,908)	(38,710)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (54,908)	$ (38,710)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,803,403	19,308,912

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2012	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (1,458)	$ (7,155,093)	$ (1,754,733)
Prepaid services earned (Note E)	-	-	-	-	-	11,458	-	11,458
Common stock issued to director for future services (Note E)	-	-	169,491	169	9,831	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	75,000	75	5,925	-	-	6,000
Conversion of accounts payable (Note E)	-	-	250,000	250	14,750	-	-	15,000
Net loss for the year October 31, 2013	-	-	-	-	-	-	(211,204)	(211,204)
Balance, October 31, 2013	-	-	19,803,403	$ 19,803	$ 5,413,015	$ -	$ (7,366,297)	$ (1,933,479)
Net loss for the three months ended January 31, 2014	-	-	-	-	-	-	(54,908)	(54,908)
Balance, January 31, 2014 (unaudited)	-	-	19,803,403	$ 19,803	$ 5,413,015	$ -	$ (7,421,205)	$ (1,988,387)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Three Months Ended
	January 31,
	2014	2013

Cash Flows from operating activities:
Net loss	$ (54,908)	$ (38,710)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,572	4,423
Stock-based compensation	-	625
Changes in current assets and current liabilities:
Decrease (increase) in accounts receivable, inventories, prepaid expenses and deposits
	(19,056)	55
Increase in accounts payable and accrued expenses	29,358	(15,050)
Net cash used in operating activities	(40,034)	(48,657)

Cash flows from investing activities:
Purchases of equipment	(217)	(5,839)
Payments for patents and deferred costs	-	(592)
Net cash used in investing activities	(217)	(6,431)

Cash flows from financing activities:
Proceeds from advances from officer	50,000	52,032
Draws (payments) on lines of credit, net	(735)	(318)
Principal payments on capital lease	(5,407)	-
Net cash provided by financing activities	43,858	51,714

Net change in cash	3,607	(3,374)
Cash, beginning of year	2,197	5,286
Cash, end of year	$ 5,804	$ 1,912

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 2,391	$ 1,774
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$ 44,300	$ -

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(2,053,945) and $(1,988,387), respectively, at January 31, 2014, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  During the year ended October 31, 2012, the President advanced the Company a total of $114,032 for working capital on an “as needed” basis, as well as $50,000 during the quarter ended January 31, 2013.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At January 31, 2014 and October 31, 2013, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At January 31, 2014 and October 31, 2013, finished goods included approximately $9,000 and $9,800, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	January 31, 2014	October 31, 2013
Raw materials	$ 11,196	$ 9,735
Finished goods	14,586	15,489
	$ 25,782	$ 25,224

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the three months ended January 31, 2014 and 2013, $995 and $648 are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the three months ended January 31, 2014 and 2013, $177 and $331, respectively, are included in product sales in the accompanying statements of operations.

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $3,773 and $3,638 for the three months ended January 31, 2014 and 2013, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $799 and $785 for the three months ended January 31, 2014 and 2013, respectively.  Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2014	$2,399
2015	3,198
2016	3,198
2017	3,198
2018	3,198
Thereafter	1,986
$17,177

At January 31, 2014 the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(14,798)
$17,177

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $10,459 at both January 31, 2014 and October 31, 2013 and 2012, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $2,370 at both January 31, 2014 and October 31, 2013, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the three months ended January 31, 2014 or 2013.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

The Company derives a portion of its revenue from data and analysis services, and is included in Professional services income in the accompanying statement of operations.  Any costs associated with this revenue are included in the Company’s operating costs and expenses.

For the three months ended January 31, 2014, 76% of the Company’s product sales were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  Of the remaining 24%, no significant concentrations existed.  For the three months ended January 31, 2013, 94% of the Company’s sales were made to the Company’s top two customers.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $180 and $632 for the three months ended January 31, 2014 and 2013, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of January 31, 2014 and October 31, 2013, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the three months ended January 31, 2014 and 2013, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

Recent accounting standards

There were various accounting standards and interpretations issued during 2013 and 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through January 31, 2014, the Company’s President had advanced the Company a total of $627,014 used for working capital including $50,000 during the three months ended January 31, 2014.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $149,169 and $133,910 at January 31, 2014 and October 31, 2013, respectively.  The total advances plus accrued interest totaling $776,183 and $710,924 at January 31, 2014 and October 31, 2013, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years, expiring February 2, 2014.  As of the date of this report, the agreement has expired and the Company is contemplating its options regarding the compensation of the President.  The Agreement also provided for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.  As of January 31, 2014, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,205,958 and $1,202,808 and January 31, 2014 and October 31, 2013, respectively.  The President’s accrued salaries totaled $1,158,422 and $1,155,422 as of January 31, 2014 and October 31, 2013, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,703 and $46,553 at January 31, 2014 and October 31, 2013, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  The facility has been leased from a company that is owned by the President’s wife.  Upon expiration of the lease, the Company has agreed to continue leasing the facility under the same terms on a month-to-month basis.

The total rental expense was $6,633 and $6,222 and for the three months ended January 31, 2014 and 2013, respectively.  At January 31, 2014 and October 31, 2013, $37,198 and $26,750 were unpaid and are included in accounts payable - related parties in the accompanying balance sheets.

Sales and Accounts receivable

The Company derives a portion of its revenue from data and analysis services, and is included in Professional services income in the accompanying statement of operations.  For the three months ended January 31, 2014, this revenue totaled $19,307, and all the service income billings were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  For the three months ended January 31, 2013 no such income was earned.  At January 31, 2014 and October 31, 2013, $20,602 and $700, respectively, of these sales had not been collected and are included in Accounts receivable, related parties.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit of which $512 was unused at January 31, 2014.  The interest rate on the credit line was 21.90% at January 31, 2014.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At January 31, 2014 the Company also had three credit cards with a combined credit limit of $26,700, of which $2,131 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 15.24% at January 31, 2014.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: CAPITAL LEASE OBLIGATION

In November 2013, the Company entered into a capital lease agreement to acquire certain laboratory equipment.  The Company is obligated to make 24 monthly payments of $2,006 plus applicable sales and use taxes through October 2015.

Future maturities of the Company’s capital lease obligations are as follows:

Fiscal year ended October 31,
2014	$18,053
2015	24,071
42,124
Less imputed interest	(3,231)
Present value of minimum lease payments	$38,893

The president of the Company has personally guaranteed the lease obligation.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at January 31, 2014.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of January 31, 2014, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

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

In addition, $625 of stock compensation expense was charged to operations for the three months ended January 31, 2013, respectively, representing services provided by a member of the Company’s Scientific Advisory Board.  No such expense was recorded for the three months ended January 31, 2014.

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

At January 31, 2014 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 2.03 years at January 31, 2014.  Three hundred thousand (300,000) outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For either the three months ended January 31, 2014 and 2013, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2012	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at January 31, 2014	1,500,000	$0.08 to $0.19	3.50 years	$0.17
Exercisable at October 31, 2013	300,000	$0.08 to $0.19	3.10 years	$0.12
Exercisable at January 31, 2014	300,000	$0.08 to $0.19	2.85 years	$0.12

NOTE G: CONSULTING AGREEMENTS

On November 1, 2013, the Company signed a consulting agreement with a financial advisory firm to provide consulting services regarding corporate development and evaluation of strategic financing options that may be available to the Company.  In consideration for these services, the consultant received $5,000 upon execution of the agreement, and is entitled to an additional $2,500 per month until termination of the agreement.  In addition, the consultant shall be entitled to compensation for certain completed strategic transactions dependent upon the terms of the completed transaction.  The initial term of the agreement is two months from execution of the agreement, after which the agreement will automatically renew unless terminated by written notice by either party.  The agreement has not been terminated and remains in full effect.  For the three months ended January 31, 2014 a total of $12,500 has been paid the consultant and is included in selling, general and administrative expenses in the accompanying statement of operations.

NOTE H: JOINT PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION AGREEMENTS

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee to forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5% of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of January 31, 2014, no sales have been made under this agreement.

The parties to this patent license have developed additional business collaborative opportunities involving the Company’s stem cell products, know-how and IP especially related to regenerative medicine applications of modern stem cell technology.

NOTE J: NON-BINDING LETTER OF INTENT

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

Neuromics’ Chief Executive Officer is Mr. Pete Shuster, who has also been a director of Vitro Diagnostics since February 2013, and during the three months ended January 31, 2014 approximately 94% of Vitro’s total revenues were derived from customers of Neuromics. There can be no assurance as to if and when the Merger can be completed, or that the merger will be completed under the terms as currently contemplated.

NOTE K: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at January 31, 2014 and compares it to the Company’s financial condition at October 31, 2013.  It also discusses the Company’s results of operations for the three-month period ending January 31, 2014 and compares those results to the results of the three months ended January 31, 2013.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2013 under the caption, “Risk Factors.”  Most of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

At January 31, 2014, the Company had a working capital deficit of $2,053,945 consisting of current assets of $55,819 and current liabilities of $2,109,764.  This represents a decrease in working capital of $77,448 from fiscal year end October 31, 2013.  The decrease in working capital was mainly due to $75,443 in increased current liabilities due to operating expenses in excess of revenue from product sales.

Current assets increased by $22,663 and current liabilities increased by $100,111 during the quarter ended January 31, 2014.  The increase in current assets was primarily due to increased accounts receivable related to the Company’s product and services revenue efforts, while the increase in liabilities was primarily due to additional advances to the Company from its President, as well as the result of acquiring certain lab equipment under a capital lease arrangement.  The Company reported a $1,988,387 deficit in shareholders’ equity at January 31, 2014, which was $54,908 more than the deficit reported at October 31, 2013 due to the current quarter loss.  The majority of the working capital deficit is primarily due to accrued salaries, interest due on advances the president and CEO, as well as previous operating losses.

During the three months ended January 31, 2014 the Company’s financing activities provided $43,858 in cash to support our operating activities.  During that time, the Company’s operations used $40,034 in cash compared to $48,657 of cash used by operations during the three months ended January 31, 2013.  The Company reported an overall increase in cash for the first three months of 2013 of $3,607 that was $6,981 more than the decrease in cash for the first three months of 2013. Cash raised from financing activities was derived through loans from the Company’s president and CEO.   Cash usage reflects a minimum cash requirement of about $18,300 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had total lines of credit and credit cards totaling $39,200 with $1,226 available in credit at January 31, 2014.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2013. Total revenues increased from $14,778 in the first quarter of 2013 to $26,338 in the first quarter of 2014.  We anticipate maintained higher revenue growth in 2014 as revenues from our drug discovery and regenerative medicine initiatives begin to materialize.  Our analytical services offerings are providing early revenue growth in 2014 and we anticipate further growth in our service revenue as our initial cell-based assays for drug discovery are brought to the market.  We also plan to expand our research products offerings including specialized stem cells, media, and other products.  We are presently developing an equine MSC cell line together with optimized cell culture media and plan to introduce this product during 2014.  We are also investigating additional business development opportunities for the Company within veterinary markets.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended January 31, 2014, the Company realized a net loss of $54,908 or $0.00 per share on $26,338 in total net revenue.  The net loss was $16,198 more than the net loss for the first quarter ended January 31, 2013.  The increased net loss in the first quarter of 2014 compared to the same quarter in 2013 was primarily due to $26,071 increased operating costs and expenses that were partially offset by $13,708 in increased total net revenues.  Research and development expenses (“R&D”), increased by $8,718, while selling, general and administrative expenses increased by $17,353.  The increase in our selling, general and administrative expenses was predominantly due to a financial service contract that began in the first quarter of 2014.   This contract is for fund raising and location of appropriate strategic partners to promote growth of the Company.

While the R&D necessary for launch of our initial products was completed previously, the Company continues to develop new products and services.  We are currently developing equine MSCs for veterinary applications and cell-based assays for drug discovery and development with a current primary focus on systems for use in treatment of skeletal-muscular disorders, including osteoporosis.

During the first quarter of 2014, we added bioanalytical services to our revenue generation capabilities.  These services include select and customized biomarker panel analysis providing customers quantitative levels of multiple biological molecules within various biological samples.  The new business involves analysis of human serum samples collected from patients within a network of clinical treatment centers throughout central Europe.  The results obtained provide information regarding current status and responses to various therapies.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended October 31, 2013.

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

VITRO DIAGNOSTIC, INC.

Date: March 17, 2014	By _/s/ James R. Musick
James R. Musick President, Chief Executive Officer and Chief Financial Officer