Form 10-Q
period 2014-04-30
VITRO DIAGNOSTICS INC
filed 2014-06-19
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of June 18, 2014, the Registrant had 19,918,346 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2014 and October 31, 2013, and its results of operations for the three and six month periods ended April 30, 2014 and 2013, its statement of changes in shareholders’ deficit for the period November 1, 2012 through April 30, 2014, and its cash flows for the six month periods ended April 30, 2014 and 2013.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets
	April 30, 2014	October 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$ 1,464	$ 2,197
Accounts receivable	14,379	4,733
Accounts receivable - related parties (Note B)	17,159	700
Inventory, at cost	22,072	25,224
Prepaid and other current assets	-	302
Total current assets	55,074	33,156

Equipment, net of accumulated depreciation of $114,624 and $107,092	47,749	10,764
Patents, net of accumulated amortization of $15,597 and $13,999 (Note A)	16,378	17,976
Deferred costs (Note A)	13,272	12,829
Other assets	1,449	1,449
Total assets	$ 133,922	$ 76,174

Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation	$ 21,966	$ -
Lines of credit (Note D)	37,955	37,292
Accounts payable	50,287	28,238
Accounts payable - related parties (Note B)	27,880	30,391
Other accrued liabilities	2,096	-
Advances and accrued interest payable to officer (Note B)	823,513	710,924
Accrued payroll expenses (Note B)	1,205,958	1,202,808
Total current liabilities	2,169,655	2,009,653
Capital lease obligation	11,732	-
Total liabilities	2,181,387	2,009,653
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
19,918,346 and 19,803,403 shares issued and outstanding	19,918	19,803
Additional paid-in capital	5,422,900	5,413,015
Services prepaid with common stock	(5,000)	-
Accumulated deficit	(7,485,283)	(7,366,297)
Total shareholders' deficit	(2,047,465)	(1,933,479)

Total liabilities and shareholders' deficit	$ 133,922	$ 76,174

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Six Months Ended
	April 30,
	2014	2013
Product sales	$ 27,840	$ 20,142
Cost of goods sold	(9,100)	(7,258)
Gross profit	18,740	12,884
Professional services income	33,539	-
Net revenue	52,279	12,884

Operating costs and expenses:
Research and development	86,524	69,705
Selling, general and administrative	48,246	32,910
Total operating costs and expenses	134,770	102,615
Loss from operations	(82,491)	(89,731)

Other income (expense):
Interest expense	(36,495)	(28,577)

Income (loss) before income taxes	(118,986)	(118,308)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (118,986)	$ (118,308)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Shares used in computing net loss per common share:
Basic and diluted	19,821,922	19,409,609

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Three Months Ended
	April 30,
	2014	2013
Product sales	$ 20,809	$ 5,364
Cost of goods sold	(7,430)	(3,440)
Gross profit	13,379	1,924
Professional services income	14,232	-
Net revenue	27,611	1,924

Operating costs and expenses:
Research and development	50,663	42,562
Selling, general and administrative	22,181	24,198
Total operating costs and expenses	72,844	66,760
Loss from operations	(45,233)	(64,836)

Other income (expense):
Interest expense	(18,845)	(14,762)

Income (loss) before income taxes	(64,078)	(79,598)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (64,078)	$ (79,598)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,840,856	19,514,882

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2012	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (1,458)	$ (7,155,093)	$ (1,754,733)
Prepaid services earned (Note E)	-	-	-	-	-	11,458	-	11,458
Common stock issued to director for future services (Note E)	-	-	169,491	169	9,831	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	75,000	75	5,925	-	-	6,000
Conversion of accounts payable (Note E)	-	-	250,000	250	14,750	-	-	15,000
Net loss for the year October 31, 2013	-	-	-	-	-	-	(211,204)	(211,204)
Balance, October 31, 2013	-	-	19,803,403	19,803	5,413,015	-	(7,366,297)	(1,933,479)
Prepaid services earned (Note E)	-	-	-	-	-	5,000	-	5,000
Common stock issued to director for future services (Note E)	-	-	114,943	115	9,885	(10,000)	-	-
Net loss for the six months ended April 30, 2014	-	-	-	-	-	-	(118,986)	(118,986)
Balance, April 30, 2014 (unaudited)	-	-	19,918,346	$ 19,918	$ 5,422,900	$ (5,000)	$ (7,485,283)	$ (2,047,465)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Six Months Ended
	April 30,
	2014	2013

Cash Flows from operating activities:
Net loss	$ (118,986)	$ (118,308)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	9,130	8,920
Stock-based compensation	5,000	6,250
Common stock issued for consulting services	-	6,000
Changes in current assets and current liabilities:
Decrease (increase) in accounts receivable, inventories,
prepaid expenses and deposits	(22,651)	3,360
Increase in accounts payable and accrued expenses	56,373	32,300
Net cash used in operating activities	(71,134)	(61,478)

Cash flows from investing activities:
Purchases of equipment	(217)	(5,839)
Payments for patents and deferred costs	(443)	(1,410)
Net cash used in investing activities	(660)	(7,249)

Cash flows from financing activities:
Proceeds from advances from officer	81,000	63,532
Draws (payments) on lines of credit, net	663	391
Principal payments on capital lease	(10,602)	-
Net cash provided by financing activities	71,061	63,923

Net change in cash	(733)	(4,804)
Cash, beginning of year	2,197	5,286
Cash, end of year	$ 1,464	$ 482

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 4,906	$ 3,473
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 10,000
Common stock issued for consulting services	$ -	$ 6,000
Purchase of equipment under capital lease	$ 44,300	$ -

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

Basis of Presentation

These financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2014 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(2,114,581) and $(2,047,465), respectively, at April 30, 2014, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  During the year ended October 31, 2013, the President advanced the Company a total of $114,032 for working capital on an “as needed” basis, as well as $81,000 during the six months ended April 30, 2014.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At April 30, 2014 and October 31, 2013, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At April 30, 2014 and October 31, 2013, finished goods included approximately $8,800 and $9,800, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	April 30, 2014	October 31, 2013
Raw materials	$ 5,812	$ 9,735
Finished goods	16,260	15,489
	$ 22,072	$ 25,224

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the three months ended April 30, 2014 and 2013, $1,063 and $849, respectively, are included in research and development costs in the accompanying statements of operations.  For the six months ended April 30, 2014 and 2013, $2,058 and $1,507, respectively, are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the three months ended April 30, 2014 and 2013, $597 and $193, respectively, are included in product sales in the accompanying statements of operations.  For the six months ended April 30, 2014 and 2013, $774 and $524, respectively, are included in product sales in the accompanying statements of operations.

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $7,532 and $7,321 for the six months ended April 30, 2014 and 2013, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $1,598 and $1,599 for the six months ended April 30, 2014 and 2013, respectively.

Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2014	$1,600
2015	3,198
2016	3,198
2017	3,198
2018	3,198
Thereafter	1,986
$16,378

At April 30, 2014, the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(15,597)
$16,378

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $10,549 and $10,459 at April 30, 2014 and October 31, 2013, respectively, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $2,723 and $2,370 at April 30, 2014 and October 31, 2013, respectively, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the six months ended April 30, 2014 or 2013.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the six months ended April 30, 2014, 34% of the Company’s product sales were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  In addition, 35% of product sales were attributed to one other non-related party customer.

For the six months ended April 30, 2013, 70% of the Company’s sales were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  Of the remaining 30% representing non-related party sales, no significant concentrations existed.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $627 and $1,026 for the six months ended April 30, 2014 and 2013, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of April 30, 2014 and October 31, 2013, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the six months ended April 30, 2014 and 2013, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through April 30, 2014, the Company’s President had advanced the Company a total of $658,014 used for working capital including $81,000 during the six months ended April 30, 2014.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $165,499 and $133,910 at April 30, 2014 and October 31, 2013, respectively.  The total advances plus accrued interest totaling $823,513 and $710,924 at April 30, 2014 and October 31, 2013, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years, expiring February 2, 2014.  As of the date of this report, the agreement has expired and the Company is contemplating its options regarding the compensation of the President.  The Agreement also provided for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.  As of April 30, 2014, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,205,958 and $1,202,808 as of April 30, 2014 and October 31, 2013, respectively.  The President’s accrued salaries totaled $1,158,422 and $1,155,422 as of April 30, 2014 and October 31, 2013, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

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

The total rental expense was $13,266 and $12,984 and for the six months ended April 30, 2014 and 2013, respectively.  At April 30, 2014 and October 31, 2013, $23,116 and $26,750 were unpaid and are included in accounts payable - related parties in the accompanying balance sheets.

Sales and Accounts receivable

The Company derives a portion of its revenue from data and analysis services, and is included in Professional services income in the accompanying statement of operations.  For the six months ended April 30, 2014, this revenue totaled $33,539, and all the service income billings were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  For the six months ended April 30, 2013 no such income was earned.  At April 30, 2014 and October 31, 2013, $17,159 and $700, respectively, of these sales had not been collected and are included in Accounts receivable, related parties.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit, which was overdrawn by $223 at April 30, 2014.  The interest rate on the credit line was 21.90% at April 30, 2014.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At April 30, 2014 the Company also had three credit cards with a combined credit limit of $26,700, of which $1,467 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 15.09% at April 30, 2014.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: CAPITAL LEASE OBLIGATION

In November 2013, the Company entered into a capital lease agreement to acquire certain laboratory equipment.  The Company is obligated to make 24 monthly payments of $2,006 plus applicable sales and use taxes through October 2015.

Future maturities of the Company’s capital lease obligations are as follows:

Fiscal year ended October 31,
2014	$12,036
2015	24,071
36,107
Less imputed interest	(2,409)
Present value of minimum lease payments	$33,698

The president of the Company has personally guaranteed the lease obligation.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at April 30, 2014.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of April 30, 2014, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

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

On April 1, 2014, the Company’s Board of Directors ratified the issuance of 114,943 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2014.  The transaction was valued at $10,000 or $0.087 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $5,000 has been charged to operations as stock compensation expense for the six months ended April 30, 2014.

On February 21, 2013, the Company’s Board of Directors ratified the issuance of 169,491 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2013.  The transaction was valued at $10,000 or $0.059 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $5,000 of stock compensation expenses was charged to operations for the six months ended April 30, 2013.

In addition, $1,250 of stock compensation expense was charged to operations for the six months ended April 30, 2013, respectively, representing services provided by a member of the Company’s Scientific Advisory Board.  No such expense was recorded for the six months ended April 30, 2014.

Incentive plans

Effective December 2, 2000, the Company’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), which replaced the Company’s 1992 Stock Option Plan.  The purpose of the Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, consultants and directors, and to promote the Company’s business.  The Plan authorizes total awards of up to 1,000,000 shares of the Company's common stock. Awards may take the form of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses and other stock grants. If an award made under the Plan expires, terminates, is canceled or settled in cash without the issuance of all shares of common stock covered by the award, those shares will be available for future awards under the Plan.  Awards may not be transferred, except by will or the laws of descent and distribution.  No awards may be granted, and none have been granted, under the Plan after September 30, 2010.

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

At April 30, 2014 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 1.78 years at April 30, 2014.  Three hundred thousand (300,000) outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For either the six months ended April 30, 2014 and 2013, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2012	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at April 30, 2014	1,500,000	$0.08 to $0.19	3.25 years	$0.17
Exercisable at October 31, 2013	300,000	$0.08 to $0.19	3.10 years	$0.12
Exercisable at April 30, 2014	300,000	$0.08 to $0.19	2.61 years	$0.12

NOTE G: CONSULTING AGREEMENTS

On November 1, 2013, the Company signed a consulting agreement with a financial advisory firm to provide consulting services regarding corporate development and evaluation of strategic financing options that may be available to the Company.  In consideration for these services, the consultant received $5,000 upon execution of the agreement, and was entitled to an additional $2,500 per month until termination of the agreement.  In addition, the consultant would have been entitled to compensation for certain completed strategic transactions dependent upon the terms of the completed transaction.  The initial term of the agreement was two months from execution of the agreement, after which the agreement would automatically renew unless terminated by written notice by either party.  On April 1, 2014, the Company’s Board of Directors elected to terminate the agreement effective March 31, 2014.  For the six months ended April 30, 2014 a total of $15,000 had been paid the consultant and is included in selling, general and administrative expenses in the accompanying statement of operations.

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee to forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5% of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of April 30, 2014, no sales have been made under this agreement.

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

Neuromics’ Chief Executive Officer is Mr. Pete Shuster, who has also been a director of Vitro Diagnostics since February 2013, and during the six months ended April 30, 2014 approximately 69% of Vitro’s total revenues were derived from customers of Neuromics. There can be no assurance as to if and when the Merger can be completed, or that the merger will be completed under the terms as currently contemplated.

NOTE K: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at April 30, 2014 and compares it to the Company’s financial condition at October 31, 2013.  It also discusses the Company’s results of operations for the three and six month periods ending April 30, 2014 and 2013.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements.”  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2013 under the caption, “Risk Factors.”  Most of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

At April 30, 2014, the Company had a working capital deficit of $2,114,581 consisting of current assets of $55,074 and current liabilities of $2,169,655.  This represents a decrease in working capital of $138,084 from fiscal year end October 31, 2013.  The decrease in working capital was mainly due to $160,002 in increased current liabilities primarily due to additional advances from the president and CEO and the related accrued interest during the six months ended April 30, 2014, as well as operating expenses in excess of revenues.

The Company reported a $2,047,465 deficit in shareholders’ equity at April 30, 2014, which was $113,986 more than the deficit reported at October 31, 2013.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the six months ended April 30, 2014, the Company’s financing activities provided $71,061 in cash to support our operating activities.  During that time, the Company’s operations used $71,134 in cash compared to $61,478 of cash used by operations during the six months ended April 30, 2013.  The Company reported an overall decrease in cash for the first six months of 2014 of $733 that was $4,071 less than the cash decrease during the first six months of 2013.  The increase in cash used in operating activities during the first half of 2014 was primarily due to increased salary expense. Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects a minimum cash requirement of approximately $12,000 per month for operations.

The Company had lines of credit outstanding totaling $37,955 with $1,244 available in credit at April 30, 2014.  The Company must continue to service this debt and the president and CEO personally guarantees most of the Company debt.  Management is currently focused on implementing various measures to increase revenues, as described elsewhere in this report.  Debt reduction measures are planned as the Company achieves positive cash flows.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2013. Total revenues increased from $20,142 in the first half of 2013 to $61,379 during the first half of 2014.  We anticipate maintained higher revenue growth in 2014 as revenues from our drug discovery and regenerative medicine initiatives begin to materialize.  Our analytical services offerings are providing early revenue growth in 2014 and we anticipate further growth in our service revenue as our initial cell-based assays for drug discovery are brought to the market.  We also plan to continue to expand our research products offerings including specialized stem cells, media, and other products.  We are presently developing an equine MSC cell line together with optimized cell culture media and introduced equine and canine MSC-Gro™ media products during the second quarter of 2014.  We are also investigating additional business development opportunities for the Company within various markets.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended April 30, 2014, the Company realized a net loss of $64,078 or $0.00 per share on $35,041 in total revenue including product sales and services income.  The net loss was $15,520 less than the net loss for the three months ended April 30, 2013.  The decrease in net loss in the second quarter of 2014 compared to the same quarter in 2013 was primarily due to increased revenues that exceeded increased operating expenses. Total operating expenses were $6,084 more in the second quarter 2014 than the comparable period in 2013.  Research and development (“R&D”) expenses, increased by $8,101 and selling, general and administrative expenses decreased by $2,017.  Thus the increased operating expenses are predominantly due to increased R&D expenses, primarily related to development of products and services in drug discovery.

During the six months ended April 30, 2014, the Company realized net loss of ($118,986) or $0.01 per share on $61,379 in total revenue including product sales and services income.  The net loss in the first half of 2014 was $678 more than the loss reported during the six-month period ended April 30, 2013.  While total revenues increased by $41,237, total operating expenses increased by $32,155 and interest expenses also increased by $7,918. Operating expenses increased due to $16,819 increased R&D expenses and $15,336 in increased selling, general and administrative expenses.  R&D expenses are related to drug discovery assay development expense and selling, general and administrative expense increase is due to a financial services contract that was terminated during our second fiscal quarter.

While the R&D necessary for launch of our initial products was completed previously, the Company continues to develop new products and services.  We are currently developing equine MSCs for veterinary applications and cell-based assays for drug discovery and development with a current primary focus on systems for use in treatment of skeletal-muscular disorders, including osteoporosis.  We have also expanded R&D to include assays for stem cell activation including cell-based assays of proliferation, cell migration and epigenetic stem cell reprogramming.

We added revenues from contract research services that contributed about 40% of the total revenue thus far in 2014.  We now collaborate with a network of European medical clinics treating patients with various conditions.  We provide extensive test measurements of numerous biological molecules within serum including cytokines, growth factors and other biological signaling molecules to generate a molecular profile of the disease condition.  This information allows comparison with other patients and also a basis for evaluating the effects of various treatments on disease.   This network of clinics consists of patients with various conditions including autoimmune diseases, autism and chronic fatigue syndrome that are managed by a well-known immunologist, Professor Josef Smarda, who has a network of professional experts that operate the clinics and administer treatment of these patients.  This business is jointly operated by Vitro and its outside director, Mr. Pete Shuster who is the owner and founder of Neuromics, Inc.  Thus the revenue we generate from these services is considered a related party transaction.

Research and development expenses (R&D) were $86,524 during the first half of 2014, which was an increase of $16,819 over the comparable period in 2013.  While the R&D necessary for launch of our initial products is complete, the Company continues enhancement and improvement of its existing products together with the development of new products to add to our product line.   Our strategy for growth of revenues includes both increased market penetration together with expanding product/service offerings targeting additional markets within the stem cell industry.  Key expansion areas in 2014 are services and products for regenerative medicine together with cell-based assay services and products for drug discovery.

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

VITRO DIAGNOSTIC, INC.

Date: June 18, 2014	/s/ James R. Musick
James R. Musick President, Chief Executive Officer and Chief Financial Officer