Form 10-Q
period 2014-07-31
VITRO DIAGNOSTICS INC
filed 2014-09-22
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of September 11, 2014, the Registrant had 19,918,346 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2014 and October 31, 2013, and its results of operations for the three and nine month periods ended July 31, 2014 and 2013, its statement of changes in shareholders’ deficit for the period November 1, 2012 through July 31, 2014, and its cash flows for the nine month periods ended July 31, 2014 and 2013.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC. Balance Sheets
	July 31, 2014	October 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$ -	$ 2,197
Accounts receivable	7,739	4,733
Accounts receivable - related parties (Note B)	10,667	700
Inventory, at cost	22,755	25,224
Prepaid and other current assets	-	302
Total current assets	41,161	33,156
Equipment, net of accumulated depreciation of $118,340 and $107,092	44,033	10,764
Patents, net of accumulated amortization of $16,396 and $13,999 (Note A)	15,579	17,976
Deferred costs (Note A)	13,460	12,829
Other assets	1,449	1,449
Total assets	$ 115,682	$ 76,174

Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation	$ 22,456	$ -
Lines of credit (Note D)	36,474	37,292
Accounts payable	41,755	28,238
Accounts payable - related parties (Note B)	23,607	30,391
Other accrued liabilities	2,096	-
Advances and accrued interest payable to officer (Note B)	866,778	710,924
Accrued payroll expenses (Note B)	1,205,958	1,202,808
Total current liabilities	2,199,124	2,009,653
Capital lease obligation	5,930	-
Total liabilities	2,205,054	2,009,653
Commitments and contingencies (Notes A, B, C, D, E, F, G, and H)
Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding
	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,918,346 and 19,803,403 shares issued and outstanding
	19,918	19,803
Additional paid-in capital	5,422,900	5,413,015
Services prepaid with common stock	(2,500)	-
Accumulated deficit	(7,529,690)	(7,366,297)
Total shareholders' deficit	(2,089,372)	(1,933,479)
Total liabilities and shareholders' deficit	$ 115,682	$ 76,174

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Nine Months Ended
	July 31,
	2014	2013
Product sales	$ 76,806	$ 27,223
Cost of goods sold	(15,200)	(8,627)
Gross profit	61,606	18,596
Professional services income	42,943	-
Net revenue	104,549	18,596

Operating costs and expenses:
Research and development	130,609	97,248
Selling, general and administrative	81,773	44,133
Total operating costs and expenses	212,382	141,381
Loss from operations	(107,833)	(122,785)

Other income (expense):
Interest expense	(55,560)	(43,928)

Income (loss) before income taxes	(163,393)	(166,713)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (163,393)	$ (166,713)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Shares used in computing net loss per common share:
Basic and diluted	19,854,536	19,517,068

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)
	For the Three Months Ended
	July 31,
	2014	2013
Product sales	$ 48,966	$ 7,081
Cost of goods sold	(6,100)	(1,369)
Gross profit	42,866	5,712
Professional services income	9,404	-
Net revenue	52,270	5,712

Operating costs and expenses:
Research and development	44,085	27,543
Selling, general and administrative	33,527	11,223
Total operating costs and expenses	77,612	38,766
Loss from operations	(25,342)	(33,054)

Other income (expense):
Interest expense	(19,065)	(15,351)

Income (loss) before income taxes	(44,407)	(48,405)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (44,407)	$ (48,405)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,918,346	19,729,277

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2012	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (1,458)	$ (7,155,093)	$ (1,754,733)
Prepaid services earned (Note E)	-	-	-	-	-	11,458	-	11,458
Common stock issued to director for future services (Note E)	-	-	169,491	169	9,831	(10,000)	-	-
Common stock issued for consulting services (Note E)	-	-	75,000	75	5,925	-	-	6,000
Conversion of accounts payable (Note E)	-	-	250,000	250	14,750	-	-	15,000
Net loss for the year October 31, 2013	-	-	-	-	-	-	(211,204)	(211,204)
Balance, October 31, 2013	-	-	19,803,403	19,803	5,413,015	-	(7,366,297)	(1,933,479)
Prepaid services earned (Note E)	-	-	-	-	-	7,500	-	7,500
Common stock issued to director for future services (Note E)	-	-	114,943	115	9,885	(10,000)	-	-
Net loss for the nine months ended July 31, 2014	-	-	-	-	-	-	(163,393)	(163,393)
Balance, July 31, 2014 (unaudited)	-	-	19,918,346	$ 19,918	$ 5,422,900	$ (2,500)	$ (7,529,690)	$ (2,089,372)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For The Nine Months Ended
	July 31,
	2014	2013
Cash Flows from operating activities:
Net loss	$ (163,393)	$ (166,713)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	13,645	12,861
Stock-based compensation	7,500	8,958
Common stock issued for consulting services	-	6,000
Changes in current assets and current liabilities:
Increase in accounts receivable, inventories,
prepaid expenses and deposits	(10,202)	(1,928)
Increase in accounts payable and accrued expenses	60,233	54,325
Net cash used in operating activities	(92,217)	(86,497)
Cash flows from investing activities:
Purchases of equipment	(217)	(5,839)
Payments for patents and deferred costs	(631)	(3,106)
Net cash used in investing activities	(848)	(8,945)
Cash flows from financing activities:
Proceeds from advances from officer	107,600	85,032
Draws (payments) on lines of credit, net	(818)	582
Principal payments on capital lease	(15,914)	-
Net cash provided by financing activities	90,868	85,614
Net change in cash	(2,197)	(9,828)
Cash, beginning of year	2,197	5,286
Cash, end of period	$ -	$ (4,542)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 7,306	$ 5,280
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 10,000	$ 10,000
Common stock issued for consulting services	$ -	$ 6,000
Common stock issued upon conversion of accounts payable	$ -	$ 15,000
Purchase of equipment under capital lease	$ 44,300	$ -

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

Basis of Presentation

These financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2014 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(2,157,963) and $(2,089,372), respectively, at July 31, 2014, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  During the year ended October 31, 2013, the President advanced the Company a total of $114,032 for working capital on an “as needed” basis, as well as $107,600 during the nine months ended July 31, 2014.  There is no assurance that these advances will continue in the future.

The Company has entered into a non-binding Letter of Intent with Neuromics, Inc. to acquire this company through an exchange of its securities and cash (See Note J, Non-binding Letter of Intent).  Completion of this merger would substantially increase the revenue generation of the combined entities and improve the Company’s financial condition.  Also, the Company and Neuromics, Inc. now operate in close association including distribution of Vitro products by Neuromics as well as joint development of new business opportunities in drug discovery and regenerative medicine.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At July 31, 2014 and October 31, 2013, no allowances were recorded and all amounts due from customers were considered collectible.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At July 31, 2014 and October 31, 2013, finished goods included approximately $7,900 and $9,800, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	July 31, 2014	October 31, 2013
Raw materials	$ 7,743	$ 9,735
Finished goods	15,012	15,489
	$ 22,755	$ 25,224

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the three months ended July 31, 2014 and 2013, $2,579 and $1,309, respectively, are included in research and development costs in the accompanying statements of operations.  For the nine months ended July 31, 2014 and 2013, $4,637 and $2,816, respectively, are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the three months ended July 31, 2014 and 2013, $690 and $642, respectively, are included in product sales in the accompanying statements of operations.  For the nine months ended July 31, 2014 and 2013, $1,464 and $1,166, respectively, are included in product sales in the accompanying statements of operations.

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $11,248 and $10,463 for the nine months ended July 31, 2014 and 2013, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $2,397 and $2,398 for the nine months ended July 31, 2014 and 2013, respectively.

Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2014	$800
2015	3,198
2016	3,198
2017	3,198
2018	3,198
Thereafter	1,987
$15,579

At July 31, 2014, the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(16,396)
$15,579

The Company has incurred costs relating to the filing of a new United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $10,549 and $10,459 at July 31, 2014 and October 31, 2013, respectively, and are included as deferred patent costs in the accompanying balance sheets.

The Company has also incurred costs relating to the filing of a new United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $2,911 and $2,370 at July 31, 2014 and October 31, 2013, respectively, and are included as deferred patent costs in the accompanying balance sheets.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the nine months ended July 31, 2014 or 2013.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the nine months ended July 31, 2014, 47% of the Company’s revenues were attributed to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  In addition, 28% of revenues were attributed to one other non-related party customer.

For the nine months ended July 31, 2013, 63% of the Company’s revenues were attributed to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  Of the remaining 37% representing non-related party sales, no significant concentrations existed.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $2,122 and $1,354 for the nine months ended July 31, 2014 and 2013, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of July 31, 2014 and October 31, 2013, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the nine months ended July 31, 2014 and 2013, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through July 31, 2014, the Company’s President had advanced the Company a total of $684,614 used for working capital including $107,600 during the nine months ended July 31, 2014.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $182,164 and $133,910 at July 31, 2014 and October 31, 2013, respectively.  The total advances plus accrued interest totaling $866,778 and $710,924 at July 31, 2014 and October 31, 2013, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years, expiring February 2, 2014.  As of the date of this report, the agreement has expired and the Company is contemplating its options regarding the compensation of the President.  The Agreement also provided for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. The employment agreement includes changes in control accelerating vesting for exercise of underlying stock options and also includes severance provisions.  As of July 31, 2014, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,205,958 and $1,202,808 as of July 31, 2014 and October 31, 2013, respectively.  The President’s accrued salaries totaled $1,158,422 and $1,155,422 as of July 31, 2014 and October 31, 2013, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,703 and $46,553 at July 31, 2014 and October 31, 2013, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  The facility has been leased from a company that is owned by the President’s wife.  Upon expiration of the lease, the Company has agreed to continue leasing the facility under the same terms on a month-to-month basis.

The total rental expense was $20,166 and $19,746 and for the nine months ended July 31, 2014 and 2013, respectively.  At July 31, 2014 and October 31, 2013, $19,749 and $26,750 were unpaid and are included in accounts payable - related parties in the accompanying balance sheets.

Sales and Accounts receivable

The Company derives a portion of its revenue from data and analysis services, and is included in Professional services income in the accompanying statement of operations.  For the nine months ended July 31, 2014, this revenue totaled $42,943, and all the service income billings were made to customers of a company controlled by a director who was elected to the Company’s Board of

Directors on February 20, 2013.  For the nine months ended July 31, 2013 no such income was earned.  At July 31, 2014 and October 31, 2013, $227 and $700, respectively, of these sales had not been collected and are included in Accounts receivable, related parties.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit, which was overdrawn by $260 at July 31, 2014.  The interest rate on the credit line was 21.90% at July 31, 2014.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At July 31, 2014 the Company also had three credit cards with a combined credit limit of $26,700, of which $2,986 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 14.68% at July 31, 2014.  All other credit cards previously used by the Company have been paid off and closed.

NOTE E: CAPITAL LEASE OBLIGATION

In November 2013, the Company entered into a capital lease agreement to acquire certain laboratory equipment.  The Company is obligated to make 24 monthly payments of $2,006 plus applicable sales and use taxes through October 2015.

Future maturities of the Company’s capital lease obligations are as follows:

Fiscal year ended October 31,
2014	$ 6,018
2015	24,071
30,089
Less imputed interest	(1,703)
Present value of minimum lease payments	$28,386

The president of the Company has personally guaranteed the lease obligation.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at July 31, 2014.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of July 31, 2014, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

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

On April 1, 2014, the Company’s Board of Directors ratified the issuance of 114,943 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2014.  The transaction was valued at $10,000 or $0.087 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $7,500 has been charged to operations as stock compensation expense for the nine months ended July 31, 2014.

On February 21, 2013, the Company’s Board of Directors ratified the issuance of 169,491 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2013.  The transaction was valued at $10,000 or $0.059 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $7,500 of stock compensation expenses was charged to operations for the nine months ended July 31, 2013.

In addition, $1,458 of stock compensation expense was charged to operations for the nine months ended July 31, 2013, respectively, representing services provided by a member of the Company’s Scientific Advisory Board.  No such expense was recorded for the nine months ended July 31, 2014.

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

At July 31, 2014 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 1.53 years at July 31, 2014.  Three hundred thousand outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For either the nine months ended July 31, 2014 and 2013, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2012	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at July 31, 2014	1,500,000	$0.08 to $0.19	3.00 years	$0.17
Exercisable at October 31, 2013	300,000	$0.08 to $0.19	3.10 years	$0.12
Exercisable at July 31, 2014	300,000	$0.08 to $0.19	2.35 years	$0.12

NOTE G: CONSULTING AGREEMENTS

On November 1, 2013, the Company signed a consulting agreement with a financial advisory firm to provide consulting services regarding corporate development and evaluation of strategic financing options that may be available to the Company.  In consideration for these services, the consultant received $5,000 upon execution of the agreement, and was entitled to an additional $2,500 per month until termination of the agreement.  In addition, the consultant would have been entitled to compensation for certain completed strategic transactions dependent upon the terms of the completed transaction.  The initial term of the agreement was two months from execution of the agreement, after which the agreement would automatically renew unless terminated by written notice by either party.  On April 1, 2014, the Company’s Board of Directors elected to terminate the agreement effective March 31, 2014.  For the nine months ended July 31, 2014 a total of $15,000 had been paid the consultant and is included in selling, general and administrative expenses in the accompanying statement of operations.

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee to forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5% of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of July 31, 2014, no sales have been made under this agreement.

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

Neuromics’ Chief Executive Officer is Mr. Pete Shuster, who has also been a director of Vitro Diagnostics since February 2013, and during the nine months ended July 31, 2014 approximately 36% of Vitro’s total revenues were derived from customers of Neuromics. There can be no assurance as to if and when the Merger can be completed, or that the merger will be completed under the terms as currently contemplated.

NOTE K: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

On August 20, 2014, the Company announced that effective August 18, 2014, the Board of Directors of the Company appointed Jeff Liter to serve as a member of the Board of Directors effective immediately.  In consideration of his services as a director, Mr. Liter was granted a restricted stock award consisting of 53,476 shares of Common Stock.  The award was valued at $10,000, or the 20 day volume weighted average price of the Common Stock on the over-the-counter market.  The shares are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at July 31, 2014 and compares it to the Company’s financial condition at October 31, 2013.  It also discusses the Company’s results of operations for the three and nine-month periods ending July 31, 2014 and 2013.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

At July 31, 2014, the Company had a working capital deficit of $2,157,963, consisting of current assets of $41,161 and current liabilities of $2,199,124.  This represents a decrease in working capital of $181,466 from fiscal year end October 31, 2013.  The decrease in working capital was mainly due to $189,471 in increased current liabilities due to operating expenses in excess of revenue from product sales and new capital lease obligations.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

Current assets increased by $8,005 due to increased accounts receivable, and current liabilities increased by $189,471, primarily the result of additional advances totaling $107,600 and the related accrued interest on the advances, as well as increases in operating accounts payable due to operating expenses in excess of revenues.  The Company reported a $2,089,372 deficit in shareholders’ equity at July 31, 2014, which was $155,893 more than the deficit reported at October 31, 2013, and is primarily the result of the $(163,393) net loss for the nine months ended July 31, 2014.

During the nine months ended July 31, 2014, the Company’s financing activities provided $90,868 in cash to support our operating activities.  During that time, the Company’s operations used $92,217 in cash compared to $86,497 of cash used by operations during the nine months ended July 31, 2013.  The Company reported an overall decrease in cash for the first nine months of 2014 of $2,197 as compared to a $9,828 decrease in cash for the first nine months of 2013.  Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects a minimum cash requirement of about $10,000 per month for operations.

The Company had lines of credit outstanding totaling $36,474 with $2,986 available in credit at July 31, 2014.  The Company must continue to service this debt and the president and CEO personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2013.  Total revenues increased from $27,223 during the first nine months of 2013, to $119,749 during the first nine months of 2014.  We anticipate maintained higher revenue growth in 2014 as revenues from our drug discovery and regenerative medicine initiatives begin to materialize.  Our analytical services offerings are providing early revenue growth in 2014 and we anticipate further growth in our service revenue as our initial cell-based assays for drug discovery are brought to the market.  We also plan to continue to expand our research products offerings including specialized stem cells, media, and other products.  We are presently developing an equine MSC cell line together with optimized cell culture media and introduced equine and canine MSC-Gro™ media products during the fourth quarter of 2014.  We are also investigating additional business development opportunities for the Company within various markets, as described in greater detail below in our “Results of Operations” discussions.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended July 31, 2014, the Company realized a net loss of $(44,407) or $(0.00) per share on $58,370 in total revenue from products and services.  The net loss was $3,998 less than the net loss for the three months ended July 31, 2013.  The decrease in net loss in the third quarter of 2014 compared to the same quarter in 2013 was primarily due to increased revenues compared to 2013, but the total increase in revenues of $51,289, was not sufficient to offset our increased expenses from product and service development activities intended to further accelerate revenue growth. Total operating expenses were $38,846 more in the third quarter 2014 than the comparable period in 2013.  Research and development expenses increased by $16,542, while selling, general and administrative expenses increased by $22,304.

During the nine months ended July 31, 2014, the Company realized net loss of $(163,393) or $(0.01)

per share on $119,749 in total revenue from products and services. The net loss in the first nine months of 2014 was $3,320 less than the loss reported during the nine-month period ended July 31, 2013.  The decrease in net loss was primarily due to increased revenue while the decrease was substantially less than the $92,526 in increased total revenue due to increased total operating expenses of $71,001 as management positions the Company for further revenue growth.

While the R&D necessary for launch of our initial products was completed previously, the Company continues to develop new products and services.  We are currently developing equine MSCs for veterinary applications and cell-based assays for drug discovery and development with a current primary focus on systems for use in treatment of skeletal-muscular disorders, including osteoporosis.  We have also expanded R&D to include assays for stem cell activation including cell-based assays of proliferation, cell migration and epigenetic stem cell reprogramming.  These tests have been used to develop clinical trials targeting stem therapy of traumatic brain injury (“TBI”) using a novel therapeutic approach based on activation of existing stem cells in the brain to regenerate damaged tissues resulting from TBI.  We have now completed our pre-clinical studies and are preparing a new patent application regarding our proprietary technology.  We plan clinical trials based on these studies and are now seeking regulatory approval and sponsorship.  Regulatory approval would occur through Institutional Review Board review of our application that management has completed previously and believes can be achieved expeditiously.  We are also seeking sponsorship of these trials, while there are pathways to trial execution that management believes can be achieved without outside sponsorship.  We anticipate revenues from consultation, cell-based assays and biomarker profiling associated with these trials and further expanded revenue opportunities should our trials indicate accelerated recovery from TBI by our treatment protocol.

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

Research and development expenses (R&D) were $130,609 during the first nine months of 2014, which was an increase of $33,361 over the comparable period in 2013.  While the R&D necessary for launch of our initial products is complete, the Company continues enhancement and improvement of its existing products together with the development of new products to add to our ability to accelerate revenue growth.   Our strategy for growth of revenues includes both increased market penetration together with expanding product/service offerings targeting additional markets within the stem cell industry.  Key expansion areas in 2014 are services and products for regenerative medicine together with cell-based assay services and products for drug discovery.

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

VITRO DIAGNOSTIC, INC.

Date: September 18, 2014	_/s/ James R. Musick ___________________
James R. Musick President, Chief Executive Officer and Chief Financial Officer