Form 10-K
period 2014-10-31
VITRO DIAGNOSTICS INC
filed 2015-02-13
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[___] Yes   [_x_]  No

State issuer's revenue for its most recent fiscal year:  $142,737

The aggregate market value of the 14,272,807 shares of voting stock held by non-affiliates of the Company at February 12, 2015, calculated by taking the last sales price of the Company's common stock of $0.23 on February 10, 2015 was $3,282,746. The number of shares outstanding of the issuer’s common equity as of February 12, 2015 was 19,971,822.

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

PART I

ITEM 1.

 BUSINESS

History

Vitro Diagnostics, Inc. (“Vitro”, "we" or the "Company") was incorporated under the laws of the State of Nevada on February 3, 1986.  From November 1990 to July 31, 2000, the Company was engaged in the development, manufacture and distribution of purified human antigens and the development of therapeutic products and related technologies.  In August 2000, the Company sold the assets used in the manufacture and sale of purified antigens for diagnostic applications.  Since 2000, the Company has developed its stem cell technology, expanded its patent portfolio and proprietary technology and cell lines for applications in stem cell research, cancer and diabetes.  Our operations are currently focused on development, manufacturing and distribution of stem cell products and related tools for use in research, drug discovery and clinical trials.  We are presently expanding our offerings to include products and services for use in clinical studies of the therapeutic benefits of stem cell transplantation and/or activation.

Our common stock is currently traded over the counter and quoted on the OTC.QB of the OTC Markets Group, Inc. under the ticker symbol "VODG."  Because the Company is no longer involved in the manufacture of diagnostic products, we operate under the assumed trade name “Vitro Biopharma”, which is registered by the Company as a trademark in the state of Colorado.  The legal name of the Company is Vitro Diagnostics, Inc, doing business as (dba) Vitro Biopharma. We maintain a website at www.vitrobiopharma.com.

Narrative Description of Business

Our current focus is the development and commercialization of products derived from our stem cell research.  We presently develop, manufacture and market products for use in research and related applications that do not require approval of the United States Food and Drug Administration ("FDA") prior to market introduction.  We have previously developed products and product candidates for treatment of infertility.

The Company’s stem cell technology includes cell lines, supporting products and methods for generation and differentiation of stem cells into products with application to treatment of numerous diseases such as heart disease, stroke, Parkinson’s and Alzheimer’s disease.  While the Company’s technology represents a platform with broad application to several medical markets, the present business model focuses on the commercialization of products targeting niche markets in research and drug development that do not require FDA pre-market approval.  The Company launched its initial product line in 2009 and we are continuing to implement our business plan that includes expanding our product lines, addition of services and clinical products to gain profitable operations and earnings growth.  Our 2014 operations included additional revenue from analytical services and consultation related to clinical trials of stem cell activation in Europe, completion of drug discovery and development products for use in the development of new drugs including those used for treatment of osteoporosis. We also expanded our cell line and media products for research by adding several new cancer-associated fibroblast (CAF) cell lines.   Total revenues in 2014 increased 275% compared to 2013.  We also established proprietary methods and products that are now patent pending for clinical applications of novel methods to activate stem cells within the body to achieve therapeutic benefits especially for the treatment of neurological conditions.

The predominant focus of operations during the fiscal year ended October 31, 2014, which we refer to in this report as 2014, was to expand our technology and products into the translation to therapeutic products and services while continuing to also expand our stem cell research products. These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore do not require FDA pre-market approval.  Thus, access to our primary market is not dependent on FDA pre-market approval.  This is also a significant market segment that is growing rapidly especially as stem cell research shows promise in the treatment of diseases and conditions that were previously under-treated or untreatable and prior restrictions on federal support of stem cell research by the US government have been reduced.

During 2014, we expanded our product offerings considerably, by adding new cell lines and media formulations to our Product Catalog.  Our products were expanded to include media for use in the growth and expansion of equine and canine stem cells, neural stem cells/media and we also added CAFs derived from lung and pancreatic cancers.   Our products for stem cell research now include diverse cell lines and growth/differentiation media including several types of adult stem cells, primary fibroblast and CAF cell lines together with various terminally differentiated cell types derived from our stem cells.

In collaboration with Dr. Josef Smarda and Neuromics, Inc. we continued to realize increased revenues. Through a network of European clinics, Dr. Smarda provides services to treat various conditions including autism (ASD), autoimmune conditions and other diseases through personalized protocols involving balancing macro/micro issues related to deficiencies or infectious agents followed by more detailed biomarker profiling and treatment with agents know to activate stem cells within the body.  Vitro Biopharma provides assistance with biomarker profiling and agents that activate endogenous stem cells for therapeutic benefit.  Stem cells are activated by stimulation of specific biological signaling pathways resulting in migration, proliferation and reprogramming of stem cells that reside in the body, but are usually inactive. Activated stem cells may have therapeutic value based on numerous pre-clinical studies and our clinical trials in Europe are designed to test this hypothesis. This operation is now being expanded through a new media platform to offer ASD testing and treatments through stem cell activation to a much wider market.  We anticipate additional revenue from this initiative in 2015.

Additional developments of 2014 included the development of cell based assays for use in various applications including drug discovery and development, development and refinement of clinical trials as well as the assessment of stem cells for diagnostic applications and stem cell transplants.  An initial target is the discovery of new drugs for treatment of osteoporosis, which is a global disease affecting a substantial component of the elderly population.  Approximately 50% of postmenopausal women and a significant portion of men over 50 years old have osteoporosis.  As the population ages, osteoporosis is expected to grow.  Several pharmaceutical treatments have significant side-effects, including increased fracture risk.  There is thus a need for improved treatments that grow bone, rather than reduce re-adsorption of bone as several current medications act.  Our cell based assays consist of stem cell-derived osteoblasts for use in osteoporosis drug discovery and stem cell functional assays for analysis of stem cell function and determination of activation agents.

Stem activation agents that activate hematopoietic stem cells have been used to treat complications of chemotherapy for several years.  However, during 2014 there were several advances in the understanding of the activation processes affecting other adult stem cells and the Company has also developed proprietary technology and products targeting stem cell activation.   We have used our cell-based assays of stem cell activation to support the development of new clinical trials in the US focusing on the therapeutic benefits of molecular activation of adult stem cells residing within the human brain.  The Company has published on its website a detailed review of current research including new findings of stem cell activation agents within blood and pre-clinical research identifying biological signaling pathways that activate brain stem cells  (Blog dated June 6, 2014)  Also, there is growing evidence for therapeutic benefit of adult stem cell transplants, including beneficial effects in skeletal muscular conditions such as osteoarthritis.  However, since stem cell transplants include numerous obstacles and are quite expensive to develop and implement, activation of endogenous stem cells for therapeutic benefit has numerous competitive advantages.  Our development of this initiative during 2014 has focused on several key elements: a) Establishment of collaborations with several MDs specialized in neurology, psychiatry, laser surgery and general practice to participate in our trials, b) Building patent protection of our technology and materials related to stem cell activation for treatment of neurological conditions through new filings with the USPTO, c) Seeking regulatory approval of our initial trials encompassing both safety and efficacy.  Since no new drugs are involved, we anticipate beginning these clinical trials in early 2015. d)  We are working with a well-known neurological research institute to establish research and clinical collaborations together with funding and sponsorship opportunities.

In summary, during 2014, we achieved:

•

Nearly 4-fold revenue growth due to addition of CRO services and support of European clinical studies.

•

Development of cell-based assay systems to further expand CRO capabilities & revenues.

•

Advances in the establishment of US clinical trials using activation of brain stem cells to treat concussion, TBI, stroke and Alzheimer’s disease.

•

Product expansion to support cancer drug discovery together with additional cell lines and media tools to support adult stem cell research and clinical development.

•

Expanded staff, management team and capital equipment to drive 2015 growth.

•

Receipt of Frost & Sullivan Technology Innovation Leadership Award for Best Practices in Stem Cell Tools and Technology.

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

The Company’s stem cell technology focuses on adult stem cells that are derived from human tissues without the necessity of the sacrifice of embryos as is usually needed to generate embryonic stem cells. New advances have shown that stem cells with properties comparable to embryonic stem cells including differentiation into any cell type may be derived from adult cells.  So-called induced pluripotent stem cells (iPS) may obviate the need for embryonic stem cells in the future and also eliminate the ethical controversy surrounding use of embryonic stem cells.  The scientists who developed this technology received the Nobel Prize for Physiology or Medicine in 2012.  Also, additional recent developments suggest that pluripotency may be induced within stem cells residing within the body through use of the appropriate activation agents.

A thorough understanding of embryonic stem cell properties is critical to advancement of stem cell research.  However, from a practical perspective, embryonic stem cell therapies have revealed safety issues associated with transplantation of embryonic stem cells including tumor formation and other problems that resulted in the withdrawal of a major US company’s FDA- application for the use of human embryonic stem cells for treatment of spinal cord injury.  On the other hand, adult stem cell therapies have been FDA-approved for the past 50 years for the treatment of blood disorders including leukemia, lymphoma and other blood cell cancers as well as autoimmune disorders.  These treatments originally relied on hematopoietic stem cells derived from bone marrow but now more commonly utilize hematopoietic stem cells derived from umbilical cord blood, since these cells are more readily matched to the recipient with regard to immunological compatibility.  The Company is presently focused on mesenchymal stem cells that are a type of adult stem cell that is also located in bone marrow and known to have important roles in the function of hematopoietic stem cells.  Numerous studies have demonstrated a low incidence of safety issues or adverse effect of transplantation of this type of stem cell while showing efficacy in the treatment of a variety of disorders.

During 2009, Vitro introduced into commercial distribution specialized products to support stem cell research and drug development based on mesenchymal stem cells. This new product line called, “Tools for Stem Cell and Drug Development™” features novel products to support research involving mesenchymal stem cells (MSCs), induced pluripotent stem cells (iPS) and cancer research that specifically utilizes stem cells that preferentially migrate to cancer cells and facilitate their destruction.  This initial product line included stem cells and related products to facilitate studies of transplantation into animals, migration to certain targets and differentiation into specific cell types. Our initial products included mesenchymal stem cells that were derived from human umbilical cord blood.  We also provide fluorescent labeled stem cells, using a variety of specific labels to enhance utility for various applications in stem cell research.  We also provide cell culture media optimized to support growth of our stem cell products. Cell culture media is a complex solution of salts and nutrients designed to support growth and differentiation of living human cells; each type of cell requires specific components within the media to optimize its growth.  Our initial formulations have now been expanded considerably to offer various options for the growth and differentiation of mesenchymal stem cells. Some of our stem cell culture media products are specifically intended for use in clinical trial studies of human stem cells.

Stem cell therapy has the potential to revolutionize treatment of many difficult–to-treat diseases.  A global effort by various scientists and businesses are rapidly developing modern stem cell therapies through targeted R&D, clinical trials and regulatory studies with the goal of obtaining regulatory marketing approval for clinical use. Vitro now provides needed stem cell and drug development tools to support critical applications of adult stem cell technology to develop these advanced new treatments.  Vitro’s new tools provide vital components to advance stem cell research and drug development.  These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore these products do not require FDA pre-market approval.   During 2014 the Company added products for use in clinical studies and plans additional advances in stem cell technology for clinical applications during 2015.

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

While our initial products target research use, we are also expanding our offerings to include products with clinical application.  We now have select MSC-Gro™ products with clinical application and these have been strengthened through further product development yielding improved products.  It is especially important that cell culture media products do not contain human or animal serum and are chemically defined to minimize potential contamination of cultured cells that are subsequently administered to patients to test for clinical benefit.  This, serum-free, chemically defined media is classified as a medical device and requires much less time and money to achieve FDA approval than new drugs or biologics. Approval of a medical device typically requires less than one year and only laboratory testing while drugs and biologics can require 8-10 years, extensive clinical trial testing and cost $ billions to gain approval, which is not guaranteed. We are also developing cellular products targeting therapeutic veterinary applications.  Furthermore, through our interactions with local and expanding network of physicians, we are exploring additional clinical applications of our products and technology.

During the two fiscal years ended October 31, 2014 and 2013, the Company spent $182,631 and $119,724, respectively, for research and development.

Marketing and Distribution. To capture niche markets in stem cell research and drug development involves implementation of a multi-faceted marketing and sales initiative including various approaches such as: a strong internet & social media marketing program, direct sales to end-users, identification and interaction with medical decision makers, selective use of distributors and in certain cases, market generation efforts.  During 2014, the Company gained visibility and sales of its products through an expanded product line, featuring several new media products and stem cell lines.  A majority of the 2014 revenue was derived through our partnership with Neuromics, Inc.

The market for our products is global in nature, comprising numerous foreign markets that are more advanced than US markets due to the less restrictive governmental regulations on stem cell research and clinical applications.  Our marketing plan is directly integrated with new product development to ensure a steady stream of new innovative products & services perceived to be needed by our target markets.  We are also transitioning from strictly research products to clinical products that considerably expand our available markets by including clinical applications of stem cell technology, although these markets are characterized by considerable competition.  Our clinical products include:  1) An equine MSC cell line with application to treatment of skeletal muscular conditions such as tendonitis, ligament injury, osteoarthritis and accelerated bone fracture healing, etc,  2)  Testing and therapies related to endogenous stem cell activation, 3) Diagnostic testing of stem cell activation and determination of stem cell functional status, 4)  Cell-based assays for discovery of novel stem cell activation agents and new drugs for the treatment of osteoporosis.

The Company has focused its limited resources on product development, manufacturing and continual expansion of its product offerings while simultaneously developing marketing and distribution based on collaboration with distribution partners together with direct sales. Management made advances in 2014 in the establishment of partnerships to assist with product distribution, as described above.  We consider this strategic approach appropriate especially for targeting research markets for stem cell media. Modern marketing of stem cell products requires numerous skills & resources; there are several life science firms committed to these specialized capabilities.  During 2014, we expanded our product offerings and development into the area of drug discovery and development, as described above.  Management believes such markets afford expanded growth opportunities to the Company.

Patents and Other Intellectual Property Protection

The Company has applied for and has obtained or is in the process of obtaining patents and other protection for its intellectual property in order to protect its investments.  The United States Patent and Trademark Office, or USPTO, issued the Company's first patent on November 23, 1999 (US Patent No. 5,990,288).  This invention was entitled "Methods for Purifying FSH" and details methods to manufacture highly purified FSH from various sources

The Company was granted another patent by the USPTO (No. 6,458,593 B1) in 2002 entitled, "Immortalized Cell Lines and Methods of Making the Same."  This patent provides protection to the Company's technology related to immortalization of pituitary cells by genetic engineering.  This technology has potential application to the commercial production of FSH and other human pituitary hormones through immortalization of the cells of the pituitary gland that normally produce these hormones.  The technology related to FSH purification and generation is no longer a focus of the Company’s operations and we have allowed these patents to lapse.  We do not believe these actions diminish our abilities to proceed in the development of our business plan that is currently focused on stem cell products, technology and the translation to clinical applications.

In May, 2009 the Company was awarded United States Patent number 7,527,971 entitled, “Generation and Differentiation of Adult Stem Cells.” The patent provides protection to a specific cell line derived from human pancreatic tissues that gives rise to structures comparable to the Islets of Langerhans (beta islets).  These islets also synthesize and secrete insulin in response to elevated glucose levels, as do beta islets contained within pancreatic tissue.  Vitro has also developed a process for the commercial production its cell line-derived islets.  Furthermore, the Company previously obtained regulatory approval for an animal protocol to determine reversal of Type I diabetes, a critical step in the demonstration of efficacy.  Thus, this patent affords an exclusive proprietary position to the Company for a new cellular therapy to treat Type I diabetes. We are presently pursuing suitable partners for out-license opportunities.

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

The Company recently filed an additional international patent application entitled:  “INDUCED PLURIPOTENT STEM CELLS AND RELATED METHODS.” The application extends prior applications and describes a method for the generation of iPS cells from adult stem cells that completely avoids introduction of foreign DNA or RNA by using environmental factors only to induce pluripotency in adult stem cells.  This technology arose from the company’s demonstration that over-expression of just a single gene is required to induce pluripotent properties if adult stem cells are reprogrammed instead of somatic cells such as skin fibroblasts.  This finding has also been independently confirmed by other research groups.  From this discovery and the well-known, complex regulatory systems affecting expression of this gene, Vitro scientists determined methods for the inducing pluripotency through use of appropriate environmental factors. The Company believes that such technology has significant application to the field of regenerative medicine. Thus, the new patent allows generation of personalized, autologous stem cells from adult stem cells such as those present in bone marrow, blood and adipose tissue, etc that may differentiate into any cell type.  Such autologous stem cells may be used as substitutes for embryonic stem cells even though the cells are derived from adult stem cells.  During 2012, this international application was converted to a regular application that was submitted to the USPTO.  During the first fiscal quarter of 2014, the Company abandoned its application but does not believe that this action will diminish its immediate revenue generation capabilities or impede additional patent filings related to its iPSC technology.  Also, the Company filed a new patent application during 2014, (described below) with the USPTO that represents, in part, new technology to induce pluripotency within stem cells located in the body.

In 2012, the Company filed a new application with the USPTO entitled, “METHODS TO CULTURE MESENCHYMAL STEM CELLS AND RELATED MATERIALS” seeking patent protection for the Company’s proprietary technology related to generation and expansion of mesenchymal stem cell lines.  This includes various methods for generation of MSC lines for therapeutic applications including both human and animal-derived cell lines.  The Company plans to further expand this patent filing to protect its novel technology related to therapeutic products based on mesenchymal stem cells.  This application was allowed to lapse in 2014, since the Company is now seeking a new composition of matter based patent on a particular stem cell line that was generated by its research and development activities.  Upon advice from counsel, the Company believes that the evolving patent application is the most appropriate approach to gaining necessary IP to support the Company’s business development.

During 2014, the Company filed a new application with the USPTO entitled, “Treatment of Neurological Conditions through Activation of Neural Stem Cells”.  This new application is intended to protect the Company’s emerging technology and products related to activation of endogenous stem cells located within the brain to treat neurological conditions such as traumatic brain injury, concussion, dementia, stroke and Alzheimer’s disease.  This is an early stage application, and based on available resources, the Company plans to continue diligent reduction to practice and other conditions necessary to establish significant patent protection for its technology, materials and procedures related to this field.  Management considers the potential market size for these treatments as significant and that there are substantial unmet needs with regard to advanced treatments of the targeted conditions.

There can be no assurance that the Company will succeed in obtaining any patent protection from its pending applications or that its issued patents would withstand legal challenges.

The Company's technology related to the production of cell culture media is protected as trade secret.  Other new technology developed during 2014 including our cell-based assays for osteoporosis and stem cell activation drugs is also currently protected as trade secret

The Company has established trademark claims to its VITROPIN™ product informally by publication.  This trademark is thus a common law mark that may be challenged by the owners of similar, established and registered marks that existed prior to initial publication by the Company, but no such challenge has occurred since original publication in 2000.  The Company also has the following trademarks registered in the State of Colorado: "Vitro Biopharma", "VITROCELL" and "Harnessing the Power of Cells" and “EquaCell”; these registrations expire or expired on 7/2/2012, 11/25/2013, 11/25/2013 and 3/26/17 respectively.  The Company has also established a common law mark for the phrase, “Tools for Stem Cell and Drug Development™, and MSC-Gro™.”  The Company may elect to formally protect some or all of these marks through registration with the USPTO in the future.  However, we do not believe the absence of formal trademark protection will adversely affect our business.  The registered domain names owned by the company include vitrodiag.com, vitrobiopharma.com, etc and common derivatives thereof.

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

Regulatory Approval

Drugs used to treat human infertility require registration with, and approval from, appropriate government authorities prior to sale.  In the United States, the U.S. Food and Drug Administration, or FDA, oversees approval of such products.  Since the FDA has previously approved FSH, the Company has determined that the appropriate means to gain VITROPIN™ approval is a type of abbreviated version of a new drug application.  The process of FDA approval can be time consuming and require considerable capital resources.  The Company has no plans to make such application in the foreseeable future.

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

Stem cell therapy is subject to complex regulatory rules by the US FDA.  However, at this point the Company does not manufacture products for stem cell transplantation in humans.  The Company does intend to seek regulatory approval for clinical trials involving activation of endogenous stem cells for therapeutic benefit during 2015.  However, since this proof-of-principal trial will involve use of existing approved and now generic medications, we intend to seek regulatory approval through an Institutional Review Board.  This process involves submission of various documents and their review by the IRB.  The Company has previously obtained IRB approval for prior research involving human subjects.  We plan to seek approval for some of our veterinary products during 2015 and are now targeting off-shore markets.

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

Employees

The Company presently has two full time employees, the Company's President & CEO together with a recent Masters Degree recipient in Molecular Toxicology.  The President has overall responsibility for day-to-day operations while our other employee executes laboratory procedures.  We also had an additional part-time employee during 2014 and may hire additional employees as may be needed.

The Company also utilizes the services of other consultants and advisors to supplement the resources of its employees from time to time.  These include scientific and laboratory personnel, accountants, auditors and attorneys.  Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real property.  During 2008 the Company moved into an expanded facility located at 4621 Technology Drive, Golden, Colorado, which is owned by a company controlled by the wife of the Company’s President & CEO.  The Company leases 1200 square feet and has access to common areas.  The lease began July 1, 2008 and had a five-year term.  Effective July 1, 2013, the lease was renewed for an additional five-year term ending in July 2018.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following information sets forth the high and low bid price for the Company's common stock for each quarter within the last two fiscal years.  The Company's common stock is traded over-the-counter and quoted on the OTC.QB.  The following information was obtained from Yahoo.com.  The prices set forth below do not include retail mark-ups, mark-downs or commissions, and may not represent prices at which actual transactions occurred.

Fiscal Quarter Ended	High	Low
2014
January 31	$0.07	$0.04
April 30	$0.14	$0.06
July 31	$0.25	$0.06
October 31	$0.20	$0.05
2013
January 31	$0.08	$0.02
April 30	$0.15	$0.02
July 31	$0.09	$0.02
October 31	$0.08	$0.04

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

Holders of our Common Stock

As of February 12, 2015 the Company had approximately 1,927 shareholders of record, not including persons who hold their shares in "street name".

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

Statement of Operations Data:	Year Ended Oct., 31, 2014	Year Ended Oct., 31, 2013
Total revenues	$ 142,737	$ 38,018
Operating expenses	$ 290,759	$ 174,269
Net loss	$ (246,527)	$ (211,204)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)
Shares used in computing basic and diluted loss per share	19,881,321	19,589,439

Balance Sheet Data:	Oct. 31, 2014	Oct. 31, 2013
Working capital deficit	$ (2,218,863)	$ (1,976,497)
Total assets	$ 105,582	$ 76,174
Total liabilities	$ 2,265,588	$ 2,009,653
Shareholder’s deficit	$ (2,160,006)	$ (1,933,479)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year-end October 31, 2014, and compares that to its financial condition at October 31, 2013.  It also analyzes our results of operations for the year ended October 31, 2014 and compares those results to the year ended October 31, 2013.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

Overview

During 2014, the Company built on progress made during 2013 by gaining increased revenue from our stem cell-based products while also beginning its transition into therapeutic applications of its technology, products and expertise that was a previously reported goal for 2014 operations.  While there were gains in product sales, services targeting clinical applications of stem cells were an important contribution to the increased revenues by the Company in 2014.  Stem cell technology shows promise of treatment of several diseases, especially degenerative conditions.  Regenerative medicine applications of stem cells continue to gain support for safety and efficacy, the key characteristics of viable stem cell-based therapies.  Stem cell transplantation including various adult stem cells is evolving into a viable  approach to treatment of several diseases and injuries, while embryonic stem cells are being used less and less due to safety concerns.  It is currently thought that stem cells terminally differentiate to replace lost cells in degenerative conditions.  There is also growing evidence indicating that stem cells secrete biologically active materials supporting or restoring the functionality of existing cells in the body.

During 2014, there were additional research advances indicating that another method besides stem cell transplants may be effective in achieving stem cell therapy and performance enhancement.  It had been known for some time that hematopoietic stem cells could be stimulated to proliferate and differentiate into different types of blood cells.  This activation was also demonstrated for other types of stem cells, including adult stem cells being developed and manufactured by the Company both in research conducted by the Company and by other researchers as well.  Thus, the Company was involved in this new approach to stem cell therapy and has plans to further this development in 2015.  Please see Section I, Business Narrative, for additional information about our current operations.

Liquidity and Capital Resources

At fiscal year-end October 31, 2014, the Company had a working capital deficit of $2,218,863, consisting of current assets of $46,725 and current liabilities of $2,265,588.  The working capital deficit at October 31, 2013 increased $242,366 from fiscal year end October 31, 2013.  Current assets increased by $13,569, from year-end 2013 to 2014 while total assets increased $29,408 during that time, the former from increased accounts receivable and the latter from capital equipment acquisition.  Liabilities increased $255,935 at October 31, 2014 compared to October 31, 2013 due to operating expenses in excess of revenues.  The working capital and shareholder deficits are primarily due to accrued officer salaries and working capital advances owed to the President and CEO, with combined totals of $2,123,810 and $1,913,732 at October 31, 2014 and 2013, respectively.  The debt owed by the Company to its President accounts for nearly all of the current shareholders’ deficit of $2,160,006 at October 31, 2014.

The Company remains dependent on receipt of additional cash to continue its business plan.   The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2014 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.

During the fiscal year ended October 31, 2014 the Company's financing activities provided $123,211 to support operations.  During that time, the Company's operations used $119,978 of cash compared to $107,535 of cash used during the twelve months ended October 31, 2013.  The use of cash during 2014 reflects a cash requirement of about $10,000 per month for operations while the cash raised from financing activities was primarily from product revenues, and cash advances provided by its president. While most R&D necessary for the manufacture of the current line of products has been performed previously, the Company focused its efforts on marketing and expansion of its product lines in fiscal year 2014.

The Company had outstanding credit cards and lines of credit totaling $38,923 with $2,178 in available credit at October 31, 2014.  The Company must continue to service debt and the President personally guarantees most of the Company debt.

Total product sales increased 171%, from $34,868 in 2013 to $94,582 in 2014 and the total revenues from products and services increased 275% from $38,018 to $142,737 in 2014.  Our newly added bioanalytical service sector (Professional services income) grew rapidly in 2014 by 1429% from $3,150 in 2013 to $48,155 in 2014. We anticipate additional revenue growth in 2015 from various revenue sources.  First, we expect additional revenue growth of our service sector through our existing business partnership with Dr. Smarda and Neuromics, Inc. now operating in Europe.  We also have additional opportunities to expand service revenues in the US during 2015 and intend to pursue these opportunities as fully as possible.  These services are intended to support stem cell clinical trials & drug discovery/development by providing specialized biomarker analysis and related activities such as cell-based assay services.  We also anticipate growth in product sales due to our expanded cell line availability, including for example, newly added CAF cell lines and our equine MSC cell line that is now in advanced pre-clinical stages of development.  Our cell culture media, known as MSC-Gro™, is evolving towards clinical application as well.  Also, during 2014, the Company developed proprietary technology related to activation of stem cells within the brain for the treatment of various neurological conditions.  We anticipate entry into human clinical trials during 2015, should the Company achieve regulatory approval.  This event could also generate revenue for the Company during 2015 through clinical testing services in support of this clinical trial.  Additional discussion of the Company’s plans for revenue generation during 2015 is contained in Part I, Item 1, Business narrative.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the year ended October 31, 2014, the Company realized a net loss of $(246,527), or ($0.01) per share, with $94,582 in revenue from products and an additional $48,155 in revenue from services for total revenue of $142,737.  The net loss in 2014 was $35,323 more than the net loss of $(211,204), or $(0.01) per share in 2013.  The increased loss during 2014 as compared to 2013 was primarily due to increased operating and interest expenses that were offset by increased net revenue.   Research and development expenses increased by $62,907 and selling, general and administrative expenses increased by $53,583 in 2014. Product sales increased 171% during 2014 and total gross revenue increased by 275% as the Company continued commercialization of its stem cell-based products and services. As noted elsewhere, the Company is expanding into other markets related to clinical applications of stem cell technology. The majority of the increased operating expenses were related to new product & services development viewed by management as key components necessary to support additional revenue growth. Additional detail regarding specific operational achievements during 2014 is presented elsewhere in this report (Part I. Item 1: Business narrative).

Total operating expenses were $290,759 and $174,269 for the years ended October 31, 2014 and 2013, respectively, representing a year-over-year increase of $116,490, or 67%.  We anticipate that achievement of the operational goals of 2015 will involve expense increases necessary for equipment and personnel to execute our expansion plans.

Research and development (R&D) expenses increased by $62,907 during fiscal year 2014 compared to fiscal year 2013.  While the R&D necessary for launch of its initial products was completed previously, the Company continues its development of existing and new products including cell culture media formulations, cell lines and cells derived from MSCs. During 2014 our operations grew to include services and products for use in the expansion of the Company’s products, technology and expertise into clinical applications. Bioanalytical capabilities were expanded with regard to biomarker serum profiling and in the development of several new cell-based assays.  This required additional capital equipment and the Company also added a full-time laboratory position during 2014. We also added new cancer-associated fibroblasts from lung, colorectal and pancreatic tumors, together with various media products that expand our product offerings.  Our equine MSC cell line was also subject to additional pre-clinical development and we anticipate clinical studies of this product beginning in 2015. (See Part I, Item 1 for more details regarding our business plan.)

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

Our revenues from marketed products could significantly decline if any of our current or future marketed products become the subject of problems, including those related to, among others:

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

Our Common Stock is currently quoted on the OTC.QB of the OTC Market Group, Inc.  This is a more limited trading market than the Nasdaq Capital Market, and timely, accurate quotations of the price of our Common Stock may not always be available.  You may expect trading volume to be low in such a market.  Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates, Inc.

2.	Balance Sheets at October 31, 2014 and 2013.

3.	Statements of Operations for the years ended October 31, 2014 and 2013.

4.	Statement of Changes in Shareholders’ Deficit for the period November 1, 2012 through October 31, 2014.

5.	Statements of Cash Flows for the Years Ended October 31, 2014 and 2013.

6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors

Vitro Diagnostics, Inc.

We have audited the accompanying balance sheets of Vitro Diagnostics, Inc., as of October 31, 2014 and 2013, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended October 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2014 and 2013, and the results of its operations and cash flows for the two years ended October 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2014, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 10, 2015

VITRO DIAGNOSTICS, INC.
Balance Sheets
	October 31, 2014	October 31, 2013
Assets
Current assets:
Cash	$ 2,767	$ 2,197
Accounts receivable, net of allowances of $2,500 and $-0-	2,635	4,733
Accounts receivable - related parties (Note B)	18,993	700
Inventory, at cost	22,330	25,224
Prepaid and other current assets	-	302
Total current assets	46,725	33,156

Equipment, net of accumulated depreciation of $121,560 and $107,092	41,851	10,764
Patents, net of accumulated amortization of $17,195 and $13,999 (Note A)	14,780	17,976
Deferred costs (Note A)	777	12,829
Other assets	1,449	1,449

Total assets	$ 105,582	$ 76,174

Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation	$ 22,957	$ -
Lines of credit (Note D)	38,923	37,292
Accounts payable	47,976	28,238
Accounts payable - related parties (Note B)	29,766	30,391
Other accrued liabilities	2,156	-
Advances and accrued interest payable to officer (Note B)	917,852	710,924
Accrued payroll expenses (Note B)	1,205,958	1,202,808
Total liabilities	2,265,588	2,009,653

Commitments and contingencies (Notes A, B, C, D, E, F, G,H,I and J)
Shareholders' deficit (Note F):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding
	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,971,822 and 19,803,403 shares issued and outstanding
	19,971	19,803
Additional paid-in capital	5,432,847	5,413,015
Services prepaid with common stock	-	-
Accumulated deficit	(7,612,824)	(7,366,297)
Total shareholders' deficit	(2,160,006)	(1,933,479)
Total liabilities and shareholders' deficit	$ 105,582	$ 76,174

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations

	For the Years Ended
	October 31,
	2014	2013
Product sales	$ 94,582	$ 34,868
Cost of goods sold	(23,019)	(15,069)
Gross profit	71,563	19,799
Professional services income	48,155	3,150
Net revenue	119,718	22,949

Operating costs and expenses:
Research and development	182,631	119,724
Selling, general and administrative	108,128	54,545
Total operating costs and expenses	290,759	174,269
Loss from operations	(171,041)	(151,320)

Other income (expense):
Interest expense	(75,486)	(59,884)

Loss before income taxes	(246,527)	(211,204)

Provision for income taxes (Note C)	-	-

Net (loss)	$ (246,527)	$ (211,204)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Shares used in computing net loss per common share:
Basic and diluted	19,881,321	19,589,439

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2012	-	-	19,308,912	$ 19,309	$ 5,382,509	$ (1,458)	$ (7,155,093)	$ (1,754,733)
Prepaid services earned (Note F)	-	-	-	-	-	11,458	-	11,458
Common stock issued to director for services (Note F)	-	-	169,491	169	9,831	(10,000)	-	-
Common stock issued for consulting services (Note G)	-	-	75,000	75	5,925	-	-	6,000
Conversion of accounts payable (Note F)	-	-	250,000	250	14,750	-	-	15,000
Net loss for the year October 31, 2013	-	-	-	-	-	-	(211,204)	(211,204)
Balance, October 31, 2013	-	-	19,803,403	$ 19,803	$ 5,413,015	$ -	$ (7,366,297)	$ (1,933,479)
Prepaid services earned (Note F)	-	-	-	-	-	20,000	-	20,000
Common stock issued to directors for services (Note F)	-	-	168,419	168	19,832	(20,000)	-	-
Net loss for the year ended October 31, 2014	-	-	-	-	-	-	(246,527)	(246,527)
Balance, October 31, 2014	-	-	19,971,822	$ 19,971	$ 5,432,847	$ -	$ (7,612,824)	$ (2,160,006)

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
	For The Years Ended
	October 31,
	2014	2013
Cash Flows from operating activities:
Net loss	$ (246,527)	$ (211,204)
Adjustments to reconcile net loss to net cash used in operating activities:

Bad debt expense	2,500	-
Depreciation and amortization	17,664	15,298
Impairment of deferred patent costs	13,460	-
Stock-based compensation	20,000	11,458
Common stock issued for consulting services	-	6,000
Changes in current assets and current liabilities:
Increase in accounts receivable, inventories,
prepaid expenses and deposits	(15,499)	407
Increase in accounts payable and accrued expenses	88,424	70,506
Net cash used in operating activities	(119,978)	(107,535)
Cash flows from investing activities:
Purchases of equipment	(1,255)	(5,839)
Payments for patents and deferred costs	(1,408)	(3,948)
Net cash used in investing activities	(2,663)	(9,787)
Cash flows from financing activities:
Proceeds from advances from officer	141,100	114,032
Draws (payments) on lines of credit, net	1,631	201
Principal payments on capital lease	(19,520)	-
Net cash provided by financing activities	123,211	114,233
Net change in cash	570	(3,089)
Cash, beginning of year	2,197	5,286
Cash, end of period	$ 2,767	$ 2,197
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 9,658	$ 7,050
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ 20,000	$ 10,000
Common stock issued for consulting services	$ -	$ 6,000
Common stock issued upon conversion of accounts payable	$ -	$ 15,000
Purchase of equipment under capital lease	$ 44,300	$ -

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

The Company also owns patented technology related to treatment of human infertility.   The Company also owns patented technology that provides protection to a specific cell line derived from human pancreatic tissues that gives rise to structures comparable to the Islets of Langerhans (beta islets).  These islets also synthesize and secrete insulin in response to elevated glucose levels, as do beta islets contained within pancreatic tissue.  Vitro has also developed a process for the commercial production of its cell line-derived islets.  Furthermore, the Company previously obtained regulatory approval for an animal protocol to determine reversal of Type I diabetes, a critical step in the demonstration of efficacy.  This patent affords an exclusive proprietary position to the Company for a new cellular therapy to treat Type I diabetes.

The Company is currently focused on revenue generation from its stem cell-based research products and to expanded opportunities for revenue generation in drug discovery and development together with select opportunities in regenerative medicine.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(2,218,863) and $(2,160,006), respectively, at October 31, 2014, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2012, the President has advanced the Company a total of $255,132 for working capital on an “as needed” basis, including $141,100 during the year ended October 31, 2014.  There is no assurance that these advances will continue in the future.

The Company has various initiatives underway to increase revenue generation through diversified offerings of products and services related to its stem cell technology and analytical capabilities.  The goal of these initiatives is to achieve profitable operations as quickly as possible. Also, management has ongoing discussions with potential financial partners who have expressed interest in funding the Company and we intend to pursue these discussions to the full extent possible.  Various strategic alliances that are ongoing and under development, are also critical aspects of management’s overall growth and development strategy.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At October 31, 2014 and 2013, accounts receivable are net of allowances of $2,500 and $-0-, respectively.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At October 31, 2014 and 2013, finished goods included approximately $5,915 and $9,800, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	October 31, 2014	October 31, 2013
Raw materials	$ 12,702	$ 9,735
Finished goods	9,628	15,489
	$ 22,330	$ 25,224

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the years ended October 31, 2014 and 2013, $6,291 and $4,600, respectively, are included in research and development costs in the accompanying statements of operations.  Shipping costs for products shipped to customers is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the years ended October 31, 2014 and 2013, $1,464 and $1,579, respectively, are included in product sales in the accompanying statements of operations.

Research and development

The Company’s operations are predominantly in research and development (“R&D”).  These costs are expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. As the Company’s operations include manufacturing and R&D, we report cost of goods sold, including estimates of labor, materials and overhead allocations to the production of specific products manufactured for sale.

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $14,468 and $12,101 for the years ended October 31, 2014 and 2013, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $3,196 and $3,197 for the years ended October 31, 2014 and 2013, respectively.

Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2015	$3,198
2016	3,198
2017	3,198
2018	3,198
2019	1,988
$14,780

At October 31, 2014, the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(17,195)
$14,780

The Company has incurred costs relating to the filing of a United States patent application entitled “POU5-F1 Expression in Human Mesenchymal Stem Cells” and the development of new technology related to generation of human induced pluripotent stem cells (iPS).  These costs totaled $10,549 and $10,459 at October 31, 2014 and 2013, respectively.  The Company has determined that further pursuit of this patent application has no economic value given its current operating plans.  As such, on October 31, 2014 the entire amount of $10,549 was written off and is included in research and development expenses on the accompanying Statements of Operations.

The Company has also incurred costs relating to the filing of a United States patent application entitled “Methods to Culture Mesenchymal Stem Cells and Related Materials” and the development of new technology related to this patent application.  These costs totaled $2,911 and $2,370 at October 31, 2014 and 2013, respectively.  The Company has determined that further pursuit of this patent application has no economic value given its current operating plans.  As such, on October 31, 2014 the entire amount of $2,911 was written off and is included in research and development expenses on the accompanying Statements of Operations.

In October 2014, Company incurred costs relating to the provisional filing of a new United States patent application entitled “Treatment of Neurological Conditions by Activation of Neural Stem Cells”.  These costs totaled $777, and are included as deferred patent costs in the accompanying balance sheet at October 31, 2014.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  With the exception of the write offs of certain deferred patent costs as discussed above, the Company recorded no asset impairment charges during either of the years ended October 31, 2014 or 2013.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the year ended October 31, 2014, 54% of the Company’s revenues were attributed to customers of a company controlled by a director.  In addition, 24% of revenues were attributed to one other non-related party customer.  For the year ended October 31, 2013, 51% of the Company’s revenues were made to customers of a company controlled by this director.  Of the remaining 49%, no significant concentrations existed.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $4,724 and $2,119 for the years ended October 31, 2014 and 2013, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2014 and October 31, 2013, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the years ended October 31, 2014 and 2013, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net loss in the period.

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

Recent accounting standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This accounting standards update is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of accounting standards update No. 2014-09 on its financial position and results of operations.

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (“GAAP”), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

There were various other accounting standards and interpretations issued during 2014 and 2013, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through October 31, 2014, the Company’s President had advanced the Company a total of $718,114 used for working capital including $141,100 during the year ended October 31, 2014.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $199,738 and $133,910 at October 31, 2014 and 2013, respectively.  The total advances plus accrued interest totaling $917,852 and $710,924 at October 31, 2014 and 2013, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years, expiring February 2, 2014.  As of the date of this report, the agreement has expired and the Company is contemplating its options regarding the compensation of the President.  The Agreement also provided for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. As of October 31, 2014, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,205,958 and $1,202,808 as of October 31, 2014 and 2013,

respectively.  The President’s accrued salaries totaled $1,158,422 and $1,155,422 as of October 31, 2014 and 2013, respectively.  His salary is allocated as follows: 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,703 and $46,553 at October 31, 2014 and 2013, respectively.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  Effective July 1, 2013, the lease was renewed for an additional five-year term expiring July 2018.  The facility has been leased from a company that is owned by the President’s wife.

Minimum future rent payments for the remaining term of the lease are as follows:

Fiscal Year Ending
2015	$ 33,168
2016	33,168
2017	33,168
2018	22,112

Total	$ 121,616

The total rental expense was $26,619 and $26,508 and for the years ended October 31, 2014 and 2013, respectively.  At October 31, 2014 and 2013, $26,135 and $26,760, respectively, were unpaid and are included in accounts payable - related parties in the accompanying balance sheets.

Sales and Accounts Receivable

Of the total product sales for the year ended October 31, 2014, $28,528 was made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20. 2013.  Of the total product sales for the year ended October 31, 2013, $18,670 was made to customers of a company controlled by this director.

The Company derives a portion of its revenue from data and analysis services, and is included in Professional services income in the accompanying statement of operations.  For the year ended October 31, 2014, this revenue totaled $48,155, of which $47,734 of the service income billings were made to customers of a company controlled by a director who was elected to the Company’s Board of Directors on February 20, 2013.  For the year ended October 31, 2013 this revenue totaled $3,150, of which $650 of the service income billings were made to customers of a company controlled by this director.

At October 31, 2014 and 2013, $18,993 and $700, respectively, of these sales had not been collected and are included in Accounts receivable, related parties.

In addition, $2,603 of product sales for the year ended October 31, 2014 was made to a company controlled by the President’s wife.  For the year ended October 31, 2013, $650 of product sales was made to a company controlled by the President’s wife.  At both October 31, 2014 and 2013 all amounts of these sales had been collected.

Other

The President has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows for the years ended:

	October 31, 2014	October 31, 2013
Benefit related to U.S. federal statutory graduated rate	-31.78%	-30.16%
Benefit related to State income tax rate, net of federal benefit	-3.16%	-3.23%
Accrued officer salaries	0.45%	1.99%
Net operating loss for which no tax benefit is currently available	34.49%	31.40%
Effective rate	0.00%	0.00%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31, 2014	October 31, 2013
Tax credits for net operating loss carry forwards	$1,675,412	$1,623,138
Accrued officer salaries	446,928	445,761
Deferred tax asset (before valuation allowance)	$2,122,340	$2,068,899

At October 31, 2014, deferred taxes consisted of a net tax asset of $2,122,340, due to operating loss carry forwards and other temporary differences of $8,746,467, which was fully allowed for in the valuation allowance of $2,122,340.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2014 and 2013 totaled $53,442 and $49,556, respectively.  Net operating loss carry forwards will expire in various years through 2034.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit, of which $89 was unused at October 31, 2014.  The interest rate on the credit line was 21.90% at October 31, 2014.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At October 31, 2014 the Company also had three credit cards with a combined credit limit of $28,600, of which $2,089 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 14.99% at October 31, 2014.

NOTE E: CAPITAL LEASE OBLIGATION

In November 2013, the Company entered into a capital lease agreement to acquire certain laboratory equipment.  The Company is obligated to make 24 monthly payments of $2,006 plus applicable sales and use taxes through October 2015.

Future maturities of the Company’s capital lease obligations are as follows:

Payments due 2015	$ 24,072
Less imputed interest	(1,115)
Present value of minimum lease payments	$ 22,957

The president of the Company has personally guaranteed the lease obligation.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at October 31, 2014.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of October 31, 2014, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

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

On April 1, 2014, the Company’s Board of Directors ratified the issuance of 114,943 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2014.  The transaction was valued at $10,000 or $0.087 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $10,000 has been charged to operations as stock compensation expense for the year ended October 31, 2014.

On August 18, 2014, the Company’s Board of Directors ratified the issuance of 53,476 shares of the Company’s common stock to Mr. Jeff Liter, Director, as compensation for services for fiscal year ending October 31, 2014.  The transaction was valued at $10,000 or $0.187 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $10,000 has been charged to operations as stock compensation expense for the year ended October 31, 2014.

On February 21, 2013, the Company’s Board of Directors ratified the issuance of 169,491 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2013.  The transaction was valued at $10,000 or $0.059 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $10,000 of stock compensation expenses was charged to operations for the year ended October 31, 2013.

In addition, $1,458 of stock compensation expense was charged to operations for the year ended October 31, 2013 representing services provided by a member of the Company’s Scientific Advisory Board.  No such expense was recorded for the year ended October 31, 2014.

Conversion of accounts payable

On May 28, 2013, the Company issued 250,000 shares of common stock, $0.001 par value to a consultant in satisfaction for certain professional accounting services previously performed totaling $15,000.  The shares were valued at $0.06 per share, the closing price of the Company’s common stock on the effective date.

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

At October 31, 2014 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 1.28 years at October 31, 2014.  Three hundred thousand outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For either the years ended October 31, 2014 and 2013, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2012	1,500,000	$0.08 to $0.19	4.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	3.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2014	1,500,000	$0.08 to $0.19	2.75 years	$0.17
Exercisable at October 31, 2014	300,000	$0.08 to $0.19	2.10 years	$0.12

NOTE G: CONSULTING AGREEMENTS

On November 1, 2013, the Company signed a consulting agreement with a financial advisory firm to provide consulting services regarding corporate development and evaluation of strategic financing options that may be available to the Company.  In consideration for these services, the consultant received $5,000 upon execution of the agreement, and was entitled to an additional $2,500 per month until termination of the agreement.  In addition, the consultant would have been entitled to compensation for certain completed strategic transactions dependent upon the terms of the completed transaction.  The initial term of the agreement was two months from execution of the agreement, after which the agreement would automatically renew unless terminated by written notice by either party.  On April 1, 2014, the Company’s Board of Directors elected to terminate the agreement effective March 31, 2014.  For the year ended July 31, 2014 a total of $15,000 had been paid the consultant and is included in selling, general and administrative expenses in the accompanying statement of operations.

On February 7, 2012, the Company’s board of directors ratified the terms of a consulting agreement dated January 24, 2012 with a marketing firm to provide certain public and investor relations services.  The agreement had an initial six-month term.  It included several phases for which the consultant would be compensated upon completion.  The initial phase was completed in fiscal year ended October 31, 2012 for which the consultant received cash compensation of $5,000 and 120,000 shares of the Company’s common stock.  Phases II & III includes certain services regarding the Company’s online efforts, including the design and implementation of a more robust Company website, and positioning the Company as a potential investment and supplier of stem cell products within select social media.  The consultant was entitled to additional compensation for completion of Phases II & III.  In February 2013, it was determined that all phases of the project were complete, and as such the Company issued the consultant 75,000 shares of the Company’s common stock, valued at $6,000, and is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended October 31, 2013.

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

The licensee was previously an executive officer of the Company, and the Company had carried a $200,833 liability for unpaid compensation.  The terms of the license agreement required payment of a non-refundable license fee of $10,000, which was paid by a reduction of the unpaid compensation liability.  In addition, the license agreement also required the licensee to forgive an additional $190,000 of the unpaid compensation liability.  In addition to the license fee and the forgiveness of the unpaid compensation liability, there shall be royalty payments of 3% and 4% of the gross sales of all licensed products sold by or on behalf of Licensee during the first and second years, respectively.  Such royalty payment shall be 4.5% of the gross sales of all licensed products during the third year of product sales and shall remain at that level throughout the remaining term of the agreement.  As of October 31, 2014, no sales have been made under this agreement.

The parties to this patent license have developed additional business collaborative opportunities involving the Company’s stem cell products, know-how and IP especially related to regenerative medicine applications of modern stem cell technology.

NOTE I: NON-BINDING LETTER OF INTENT

On October 10, 2013, the Company signed a non-binding letter of intent to acquire and merge with Neuromics, Inc, (“Neuromics”) a privately held life-science firm located in Minneapolis, MN. This letter of intent expired on February 1, 2014 and is no longer in effect.  The Company and Neuromics, Inc. now operate in close association including distribution of Vitro products by Neuromics as well as joint development of new business opportunities in regenerative medicine.  The Company and Neuromics have agreed to defer any further merger discussions until Vitro achieves profitable operations.

Neuromics’ Chief Executive Officer is Mr. Pete Shuster, who has also been a director of Vitro Diagnostics since February 2013.  During the year ended October 31, 2014 approximately 54% of Vitro’s total revenues were derived from customers of Neuromics.

NOTE J: SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2014 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of October 31, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions.  The Company has not implemented measures that would prevent the President from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  In addition, the Company engaged a financial consultant to review financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

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

(b)  Changes in Internal Control over Financial Reporting.  During fiscal year ended October 31, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals presently serve as officers and directors of the Company:

Name	Age	Position
James R. Musick, Ph.D.	68	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary
Pete Shuster	56	Director
Jeffrey Liter	58	Director

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

JEFF LITER, age 58, presently serves as the Chief Operating Officer of Progenitor Cell Therapy (PCT), a division of NeoStem, a stem cell firm traded on the New York Stock Exchange.

Prior to his position at PCT, Jeff served as managing director of On Point Consulting, a post- acquisition consulting service specialized in the life sciences industry.    From January 2010 to September 2011, he was Director of Strategy, Business Development and Licensing for Beckman Coulter where he was responsible for business development of the immunoassay and molecular diagnostics group. From December 2008 to January 2010 he was managing director of On Point Consulting.  From October 2006 to November 2008, he was Vice President of Corporate Business Development for ADC Telecommunications, a global leader in telecommunications.  He led M&A, minority investments, strategic partnerships, divestitures and business unit strategy development while at ADC.  From 1999 to 2006 he held other positions with ADC Telecommunications including Director of Corporate Development. He received a BS from Illinois State University in 1978 and a MBA degree from the University of Minnesota – Carlson School of Management in 1986.

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year except that Mr. Shuster failed to file reports covering six transactions and, Mr. Liter failed to timely file an initial report on Form 3 upon his election to the board of directors.

ITEM 11.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman	2014	$3,000	(1)$3,000
President, Chief Executive	2013	$12,000(1)	$12,000
Officer, Chief Operating Officer, Chief Financial Officer	2012	$12,000(1)	$12,000

(1)

All of this amount was accrued.

Employment Contracts

The Company was not subject to any employment agreements at October 31, 2014.  The most recent employment agreement between the Company and its President, which provided for compensation at the rate of $12,000 per year, expired February 2, 2014.  Since its expiration, he has received no compensation.

Compensation of Directors

On April 1, 2014, in consideration of his services as a director, Mr. Pete Schuster was granted a restricted stock award consisting of 114,943 shares of Common Stock.  The award was valued at $10,000, or $.087 which was the 20 day volume weighted average price of the Common Stock for the last twenty days preceding the date of the transaction.

On August 18, 2014, in consideration of his services as a director, Mr. Jeffery Liter was granted a restricted stock award consisting of 53,476 shares of Common Stock.  The award was valued at $10,000, or $.187, which was the 20 day volume weighted average price of the Common Stock for the last twenty days preceding the date of the transaction.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended October 31, 2014:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 12, 2015 based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock.  The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised.  At February 12, 2015 the Company had outstanding 19,971,822 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 4621 Technology Drive, Golden, Colorado 80403	6,834,105	31.83

Pete Shuster	311,434	15.59
4621 Technology Drive, Golden, Colorado 80403

Jeffery Liter	53,476	0.27
4621 Technology Drive, Golden, Colorado 80403

Officers and Directors as a group(1) (2) (3 individuals)	7,199,015	33.53

___________________

(1)

Includes 1,500,000 options to acquire shares of common stock.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2014	2013
Audit Fees	$20,750	$19,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	______-

Total	$20,750	$19,750

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

(9)

Filed as an Exhibit to the Form 8-K dated March 30, 2011.

(10)

Filed as an Exhibit to the Form 8-K/A-1 dated June 27, 2011.

*

Filed herewith

**

Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 12th day of February, 2015

VITRO DIAGNOSTICS, INC.

By:

/s/ James R. Musick

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

_/s/ James R. Musick James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	February 12, 2015

_/s/ Pete Shuster	Director	_February 12, 2015
Pete Shuster

_/s/ Jeff Liter	Director	February 12, 2015
Jeff Liter