Form 10-Q
period 2015-01-31
VITRO DIAGNOSTICS INC
filed 2015-03-24
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

As of March 15, 2015, the Registrant had 19,971,822 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2015 and October 31, 2014, and its results of operations for the three month periods ended January 31, 2015 and 2014, its statement of changes in shareholders’ deficit for the period October 31, 2013 through January 31, 2015, and its cash flows for the three month periods ended January 31, 2015 and 2014.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC. Balance Sheets

	January 31, 2015	October 31, 2014
Assets	(unaudited)
Current assets:
Cash	$ 295	$ 2,767
Accounts receivable, net of allowances of $2,500	2,636	2,635
Accounts receivable - related parties (Note B)	9,899	18,993
Inventory, at cost	25,590	22,330
Prepaid and other current assets	-	-
Total current assets	38,420	46,725
Equipment, net of accumulated depreciation of $124,720 and $121,560	41,579	41,851
Patents, net of accumulated amortization of $17,994 and $17,195 (Note A)	13,981	14,780
Deferred costs (Note A)	3,277	777
Other assets	1,449	1,449
Total assets	$ 98,706	$ 105,582
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation	$ 17,406	$ 22,957
Lines of credit (Note D)	36,745	38,923
Accounts payable	36,246	47,976
Accounts payable - related parties (Note B)	36,843	29,766
Other accrued liabilities	6,066	2,156
Advances and accrued interest payable to officer (Note B)	968,318	917,852
Accrued payroll expenses (Note B)	1,205,958	1,205,958
Total liabilities	2,307,582	2,265,588
Commitments and contingencies (Notes A, B, C, D, E, F, G and H)
Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding
	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,971,822 shares issued and outstanding
	19,971	19,971
Additional paid-in capital	5,432,847	5,432,847
Services prepaid with common stock	-	-
Accumulated deficit	(7,661,694)	(7,612,824)
Total shareholders' deficit	(2,208,876)	(2,160,006)
Total liabilities and shareholders' deficit	$ 98,706	$ 105,582

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Three Months Ended
	January 31,
	2015	2014
Product sales	$ 11,970	$ 7,031
Cost of goods sold	(1,701)	(1,670)
Gross profit	10,269	5,361
Professional services income	4,215	19,307
Net revenue	14,484	24,668

Operating costs and expenses:
Research and development	29,857	35,861
Selling, general and administrative	12,896	26,065
Total operating costs and expenses	42,753	61,926
Loss from operations	(28,269)	(37,258)

Other income (expense):
Interest expense	(20,601)	(17,650)

Income (loss) before income taxes	(48,870)	(54,908)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (48,870)	$ (54,908)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,971,822	19,803,403

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2013	-	-	19,803,403	$ 19,803	$ 5,413,015	$ -	$(7,366,297)	$(1,933,479)
Prepaid services earned (Note F)	-	-	-	-	-	20,000	-	20,000
Common stock issued to directors for services (Note F)	-	-	168,419	168	19,832	(20,000)	-	-
Net loss for the year ended October 31, 2014	-	-	-	-	-	-	(246,527)	(246,527)
Balance, October 31, 2014	-	-	19,971,822	19,971	5,432,847	-	(7,612,824)	(2,160,006)
Net loss for the three months ended January 31, 2015 (unaudited)	-	-	-	-	-	-	(48,870)	(48,870)
Balance, January 31, 2015 (unaudited)	-	-	19,971,822	$19,971	$ 5,432,847	$ -	$(7,661,694)	$(2,208,876)

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	January 31,
	2015	2014

Cash Flows from operating activities:
Net loss	$ (48,870)	$ (54,908)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,959	4,572
Changes in current assets and current liabilities:
Decrease (Increase) in accounts receivable, inventories,
prepaid expenses and deposits	5,833	(19,056)
Increase in accounts payable and accrued expenses	15,359	29,358
Net cash used in operating activities	(23,719)	(40,034)

Cash flows from investing activities:
Purchases of equipment	(2,888)	(217)
Payments for patents and deferred costs	(2,500)	-
Net cash used in investing activities	(5,388)	(217)

Cash flows from financing activities:
Proceeds from advances from officer	32,500	50,000
Draws (payments) on lines of credit, net	(2,178)	(735)
Principal payments on capital lease	(3,687)	(5,407)
Net cash provided by financing activities	26,635	43,858

Net change in cash	(2,472)	3,607
Cash, beginning of year	2,767	2,197
Cash, end of period	$ 295	$ 5,804

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 2,635	$ 2,391
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$ -	$ 44,300

See accompanying notes to these unaudited financial statements

VITRO DIAGNOSTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Vitro Diagnostics, Inc. (the “Company”) was incorporated under the laws of Nevada on February 3, 1986.  From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing and distribution of purified human antigens (“Diagnostics”) that were derived primarily from human tissues.  The Company also developed cell technology including immortalization of certain cells that allowed entry into other markets besides diagnostics.  However, during the 1990’s, the Company’s sales were solely attributable to the sales of purified human antigens for diagnostic applications.

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

Basis of Presentation – Going Concern

These financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2014.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(2,269,162) and $(2,208,876), respectively, at January 31, 2015, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2013, the President has advanced the Company a total of $173,600 for working capital on an “as needed” basis, including $32,500 during the three months ended January 31, 2015.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At both January 31, 2015 and October 31, 2014, accounts receivable are net of allowances of $2,500.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At January 31, 2015 and October 31, 2014, finished goods included $6,761 and $5,915, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	January 31, 2015	October 31, 2014
Raw materials	$ 11,979	$ 12,702
Finished goods	13,611	9,628
	$ 25,590	$ 22,330

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the three months ended January 31, 2015 and 2014, $1,970 and $995, respectively, are included in research and development (“R&D”) costs in the accompanying statements of operations.  Shipping costs for products shipped to customers, if any, is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the three months ended January 31, 2015 and 2014, $-0- and $177, respectively, are included in product sales in the accompanying statements of operations.

Research and development

The Company’s operations are predominantly in R&D.  These costs are expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. As the Company’s operations include manufacturing and R&D, we report cost of goods sold, including estimates of labor, materials and overhead allocations to the production of specific products manufactured for sale.

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $3,160 and $3,773 for the three months ended January 31, 2015 and 2014, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $799 for each of the three months ended January 31, 2015 and 2014.

Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2015	$2,400
2016	3,198
2017	3,198
2018	3,198
2019	1,987
$13,981

At January 31, 2015, the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(17,994)
$13,981

In October 2014, the Company incurred costs relating to the provisional filing of a new United States patent application entitled “Treatment of Neurological Conditions by Activation of Neural Stem Cells”.  These costs totaled $777, and are included as deferred patent costs in the accompanying balance sheet at October 31, 2014 and January 31, 2015.

In January 2015, the Company incurred costs relating to the upcoming filing of a new patent application related to its stem cell therapy of horses.  The Company deposited its proprietary cell line known as EquaCell as the initial step in the process of filing this application.  These costs totaled $2,500, and are included as deferred patent costs in the accompanying balance sheet at January 31, 2015.

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

The Company periodically reviews the carrying amount of it long-lived assets for possible impairment.  With the exception of the write offs of certain deferred patent costs as discussed above, the Company recorded no asset impairment charges during either of the three months ended January 31, 2015 or 2014.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the three months ended January 31, 2015, 89% of the Company’s revenues were attributed to customers of a company controlled by a director.  Of the remaining 11%, no significant concentrations existed.  For the three months ended January 31, 2014, 76% of the Company’s revenues were made to customers of a company controlled by this director.  Of the remaining 24%, no significant concentrations existed.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $780 and $180 for the three months ended January 31, 2015 and 2014, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of January 31, 2015 and October 31, 2014, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the three months ended January 31, 2015 and 2014, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net losses in the periods.

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

Recent accounting standards

There were various accounting standards and interpretations issued during 2015 and 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through January 31, 2015, the Company’s President had advanced the Company a total of $750,614 used for working capital including $32,500 during the three months ended January 31, 2015.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $217,704 and $199,738 at January 31, 2015 and October 31, 2014, respectively.  The total advances plus accrued interest totaling $968,318 and $917,852 at January 31, 2015 and October 31, 2014, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years, expiring February 2, 2014.  The agreement has expired and the Company is contemplating its options regarding the compensation of the President.  The Agreement also provided for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. As of January 31, 2015, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,205,958 as of both January 31, 2015 and October 31, 2014, respectively.  The President’s accrued salaries totaled $1,158,422 as of both January 31, 2015 and October 31, 2014.  His salary is allocated 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,703 at both January 31, 2015 and October 31, 2014.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  Effective July 1, 2013, the lease was renewed for an additional five-year term expiring July 2018.  The facility has been leased from a company that is owned by the President’s wife.

Minimum future rent payments for the remaining term of the lease are as follows:

Fiscal Year Ending
2015	$ 24,876
2016	33,168
2017	33,168
2018	22,112

Total	$ 113,324

The total rental expense was $7,062 and $6,633 and for the three months ended January 31, 2015 and 2014, respectively.  At January 31, 2015 and October 31, 2014, $33,212 and $26,135, respectively, were unpaid and are included in accounts payable - related parties in the accompanying balance sheets.

Sales and Accounts Receivable

Of the total revenues for the three months ended January 31, 2015, $14,454 was made to customers of a company controlled by a director.  Of the total revenues for the three months ended January 31, 2014, $24,647 was made to customers of a company controlled by this director.

The Company derives a portion of its revenue from data and analysis services, and is included in Professional services income in the accompanying statement of operations.  For the three months ended January 31, 2015, this revenue totaled $4,215, all of which were made to customers of a company controlled by a director.  For the three months ended January 31, 2014 this revenue totaled $19,307, all of which were made to customers of a company controlled by this director.

At January 31, 2015 and October 31, 2014, $9,899 and $18,993, respectively, of these sales had not been collected and are included in Accounts receivable, related parties.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit, of which $535 was unused at January 31, 2015.  The interest rate on the credit line was 21.90% at January 31, 2015.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At January 31, 2015 the Company also had three credit cards with a combined credit limit of $28,600, of which $3,818 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 14.15% at January 31, 2015.

NOTE E: CAPITAL LEASE OBLIGATION

In November 2013, the Company entered into a capital lease agreement to acquire certain laboratory equipment.  The Company is obligated to make 24 monthly payments of $2,006 plus applicable sales and use taxes through October 2015.

Future maturities of the Company’s capital lease obligations are as follows:

Payments due 2015	$ 18,054
Less imputed interest	(648)
Present value of minimum lease payments	$ 17,406

The president of the Company has personally guaranteed the lease obligation.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at January 31, 2015.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of January 31, 2015, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.68%
Dividend yield	0.00%
Volatility factor	228.72%
Weighted average expected life	6.5 years

Common Stock Issued for Services

The Company issues shares of its common stock to certain Directors and members of the Company’s advisory boards.  The value of the services is determined by the fair value of the common stock at the time the shares are considered issued.  The amounts are capitalized to equity as “services prepaid with common stock” on the Company’s balance sheets until the services are considered earned, at which time they are expensed as stock-based compensation and removed from equity.

As of both January 31, 2015 and October 31, 2014, no shares previously issued to directors or members of advisory boards were unearned.

Incentive plans

The Company adopted an Equity Incentive Plan in 2000 (the "Plan") for the benefit of key personnel and others providing significant services to the Company.  The Plan replaced the 1992 Equity Incentive Plan (the "1992 Plan").  The 1992 Plan will remain effective only so long as options remain outstanding under the 1992 Plan.  No new options will be granted under the 1992 Plan, and the only shares that will be issued under the 1992 Plan are those shares underlying currently outstanding options.

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

At January 31, 2015 a total of 543,500 options had been issued under the Plan, of which 43,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 1.03 years at January 31, 2015.  Three hundred thousand outstanding options not yet vested have an exercise price of $0.17 per share, and expire in April 2015.  For either the three months ended January 31, 2015 and 2014, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	3.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2014	1,500,000	$0.08 to $0.19	2.75 years	$0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at January 31, 2015	1,500,000	$0.08 to $0.19	2.50 years	$0.17
Exercisable at January 31, 2015	300,000	$0.08 to $0.19	1.85 years	$0.12

NOTE G: CONSULTING AGREEMENTS

On November 1, 2013, the Company signed a consulting agreement with a financial advisory firm to provide consulting services regarding corporate development and evaluation of strategic financing options that may be available to the Company.  In consideration for these services, the consultant received $5,000 upon execution of the agreement, and was entitled to an additional $2,500 per month until termination of the agreement.  In addition, the consultant would have been entitled to compensation for certain completed strategic transactions dependent upon the terms of the completed transaction.  The initial term of the agreement was two months from execution of the agreement, after which the agreement would automatically renew unless terminated by written notice by either party.  On April 1, 2014, the Company’s Board of Directors elected to terminate the agreement effective March 31, 2014.  For the three months ended January 31, 2014 a total of $12,500 had been paid the consultant and is included in selling, general and administrative expenses in the accompanying statement of operations.

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

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated events subsequent to January 31, 2015 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at January 31, 2015 and compares it to the Company’s financial condition at October 31, 2014.  It also discusses the Company’s results of operations for the three month period ending January 31, 2015 and compares those results to the results of the three months ended January 31, 2014.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

At January 31, 2015, the Company had a working capital deficit of $2,269,162 consisting of current assets of $38,420 and current liabilities of $2,307,582.  This represents a decrease in working capital of $50,299 from fiscal year end October 31, 2014.  The decrease in working capital was mainly due to $41,994 in increased current liabilities due to operating expenses in excess of revenue from product sales.

Current assets decreased by $8,305 and current liabilities increased by $41,994 during the quarter ended January 31, 2015.  The decrease in current assets was primarily due to decreased accounts receivable related to the Company’s product and services revenue efforts, while the increase in liabilities was primarily due to expenses in excess of revenue.  The Company reported a $2,208,876 deficit in shareholders’ equity at January 31, 2015, which was $48,870 more than the deficit reported at October 31, 2014 due to the current quarter loss.  The majority of the working capital deficit is primarily due to accrued salaries and interest due on advances from the president and CEO.

During the three months ended January 31, 2015 the Company’s financing activities provided $26,635 in cash to support our operating activities.  During that time, the Company’s operations used

$23,719 in cash compared to $40,034 of cash used by operations during the three months ended January 31, 2014.  The Company reported an overall decrease in cash for the first three months of 2015 of $2,472, as compared to a $3,607 increase in cash for the first three months of 2014. Cash raised from financing activities was derived through loans from the Company’s president and CEO.   Cash usage reflects a minimum cash requirement of about $8,000 per month for operations. Cash requirements for operations have been cut to a minimum level by previous cost reduction measures and are unlikely to be further reduced without additional curtailment or suspension of operations.

The Company had total lines of credit and credit cards outstanding of $36,745 with $4,354 available in credit at January 31, 2015.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended 2014.  While total revenues decreased from $26,338 in the first quarter of 2014 to $16,185 in the first quarter of 2015, additional revenue generation activities are in progress.  Product sales increased by 70% in the first quarter of 2015, while service revenues decreased by 78%.  The latter is mainly due to economic conditions in Europe that affected our primary service customer.  We have recently developed new stem cell activating products to provide additional applications to service the European market.  Also, there are other revenue generating initiatives at various development stages as described in further detail below (See Results of Operations).  We have also expanded our research products offerings including specialized cells, cell culture media, and other products. We added new products that are gaining market recognition, including cancer associated fibroblasts (CAFs) to support cancer research and neural stem cells as well.  Our developments in cell-based assays during 2014 open other markets to the Company that management is also pursuing.  We continue to commercialize our proprietary equine MSC cell line for applications in veterinary markets.   We also have strategic alliance opportunities for our clinical grade MSC-Gro cell culture medium that management is pursuing.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended January 31, 2015, the Company realized a net loss of $48,870 or $0.00 per share on $14,484 in total net revenue.  The net loss was $6,038 less than the net loss for the first quarter ended January 31, 2014.  The decreased net loss in the first quarter of 2015 compared to the same quarter in 2013 was primarily due to decreased operating costs and expenses.  Research and development expenses (“R&D”), decreased by $6,004, and selling, general and administrative expenses decreased by $13,169.  The decrease in our selling, general and administrative expenses was predominantly due to absence of a financial service contract that was effective in 2014, as well as a decrease in officer salaries.

While the R&D necessary for launch of our initial products was completed previously, the Company continues to develop new products and services.  These development activities are coordinated with business development activities orientated towards revenue growth for the Company.  The decrease in R&D expenses during the first quarter was due to fewer, less expensive projects during the equivalent period in 2015. Our current revenues are derived from product sales and services.  Our product sales increased 70% in the first quarter of 2015 compared to the same period in 2014.  This was due to increased specialty manufacturing for our European partner together with addition of human cell lines to our product line.  Recently, we have expanded our product offerings that support cancer research to include products for support of lung, colorectal and pancreatic cancer research.  We have also expanded our stem cell lines to include neural stem cells, reprogrammed human mesenchymal stem cells and adipose-derived stem cells. We are currently developing equine MSCs for veterinary applications and cell-based assays for drug discovery and development.  We are also exploring collaborative opportunities to integrate our cell development capabilities and capacity with established CROs targeting cell-based, pre-clinical drug development.

During the first quarter of 2014, we added bioanalytical services to our revenue generation capabilities.  These services include select and customized biomarker panel analysis providing customers quantitative levels of multiple biological molecules within various biological samples.  This work led to identification of advanced analytical technology platform that the Company plans to implement during 2015.  This operation involves analysis of human serum samples collected from patients within specific clinical trials. The results obtained provide information regarding current status and responses to various therapies.  In addition, we now have cell-based assays for osteoporosis drug discovery, stem cell functional assays and cellular toxicity that we are commercializing.  We are also adding bio-banking to our services since our cell-based analytical platform expertise supports long-term storage and quality assurance of human cells.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended October 31, 2014.

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

VITRO DIAGNOSTIC, INC.

Date: March 20, 2015	/s/ James R. Musick_________________
James R. Musick President, Chief Executive Officer and Chief Financial Officer