Form 10-Q
period 2015-04-30
VITRO DIAGNOSTICS INC
filed 2016-01-22
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [ ]    No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ]  Accelerated filer [    ]

Non-accelerated filer [    ]    Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No  [ X ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).               Yes [  ] No [ X ]

As of December 30, 2015, the Registrant had 19,971,822 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2015 and October 31, 2014, and its results of operations for the three and six month periods ended April 30, 2015 and 2014, its statement of changes in shareholders’ deficit for the period October 31, 2013 through April 30, 2015, and its cash flows for the six month periods ended April 30, 2015 and 2014.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC. Balance Sheets

	April 30, 2015	October 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$5,734	$2,767
Accounts receivable, net of allowances of $2,500	4,725	2,635
Accounts receivable - related parties (Note B)	8,208	18,993
Inventory, at cost	29,976	22,330
Total current assets	48,643	46,725
Equipment, net of accumulated depreciation of $127,679 and $121,560	38,620	41,851
Patents, net of accumulated amortization of $18,794 and $17,195 (Note A)	13,181	14,780
Deferred costs (Note A)	3,277	777
Other assets	1,449	1,449
Total assets	$105,170	$105,582
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation	$13,637	$22,957
Lines of credit (Note D)	36,370	38,923
Accounts payable	64,141	47,976
Accounts payable - related parties (Note B)	18,963	29,766
Other accrued liabilities	5,300	2,156
Advances and accrued interest payable to officer (Note B)	1,045,070	917,852
Accrued payroll expenses (Note B)	1,205,958	1,205,958
Total liabilities	2,389,439	2,265,588
Commitments and contingencies (Notes A, B, C, D, E, F, G and H)
Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,971,822 shares issued and outstanding	19,971	19,971
Additional paid-in capital	5,432,847	5,432,847
Services prepaid with common stock	-	-
Accumulated deficit	(7,737,087)	(7,612,824)
Total shareholders' deficit	(2,284,269)	(2,160,006)
Total liabilities and shareholders' deficit	$105,170	$105,582

See accompanying notes to these unaudited financial statements.

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Three Months Ended
	April 30,
	2015	2014
Product sales	$18,578	$20,809
Cost of goods sold	(2,789)	(7,430)
Gross profit	15,789	13,379
Professional services income	4,611	14,232
Net revenue	20,400	27,611

Operating costs and expenses:
Research and development	56,896	50,663
Selling, general and administrative	17,187	22,181
Total operating costs and expenses	74,083	72,844
Loss from operations	(53,683)	(45,233)

Other income (expense):
Interest expense	(21,710)	(18,845)

Income (loss) before income taxes	(75,393)	(64,078)

Provision for income taxes (Note C)	-	-

Net income (loss)	$(75,393)	$(64,078)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,971,822	19,840,856

See accompanying notes to these unaudited financial statements.

VITRO DIAGNOSTICS, INC. Statements of Operations (unaudited)

	For the Six Months Ended
	April 30,
	2015	2014
Product sales	$30,548	$27,840
Cost of goods sold	(4,490)	(9,100)
Gross profit	26,058	18,740
Professional services income	8,826	33,539
Net revenue	34,884	52,279

Operating costs and expenses:
Research and development	86,753	86,524
Selling, general and administrative	30,083	48,246
Total operating costs and expenses	116,836	134,770
Loss from operations	(81,952)	(82,491)

Other income (expense):
Interest expense	(42,311)	(36,495)

Income (loss) before income taxes	(124,263)	(118,986)

Provision for income taxes (Note C)	-	-

Net income (loss)	$(124,263)	$(118,986)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Shares used in computing net loss per common share:
Basic and diluted	19,971,822	19,821,922

See accompanying notes to these unaudited financial statements.

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2013	-	-	19,803,403	$19,803	$5,413,015	$-	$(7,366,297)	$(1,933,479)
Prepaid services earned (Note E)	-	-	-	-	-	20,000	-	20,000
Common stock issued to directors for services (Note E)	-	-	168,419	168	19,832	(20,000)	-	-
Net loss for the year ended October 31, 2014	-	-	-	-	-	-	(246,527)	(246,527)
Balance, October 31, 2014	-	-	19,971,822	19,971	5,432,847	-	(7,612,824)	(2,160,006)
Net loss for the three months ended April 30, 2015 (unaudited)	-	-	-	-	-	-	(124,263)	(124,263)
Balance, April 30, 2015 (unaudited)	-	-	19,971,822	$19,971	$5,432,847	$-	$(7,737,087)	$(2,284,269)

See accompanying notes to these unaudited financial statements.

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	April 30,
	2015	2014

Cash Flows from operating activities:
Net loss	$(124,263)	$(118,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,718	9,130
Stock based compensation	-	5,000
Changes in current assets and current liabilities:
Increase in accounts receivable, inventories,
prepaid expenses and deposits	1,049	(22,651)
Increase in accounts payable and accrued expenses	46,224	56,373
Net cash used in operating activities	(69,272)	(71,134)

Cash flows from investing activities:
Purchases of equipment	(2,888)	(217)
Payments for patents and deferred costs	(2,500)	(443)
Net cash used in investing activities	(5,388)	(660)

Cash flows from financing activities:
Proceeds from advances from officer	89,500	81,000
Draws (payments) on lines of credit, net	(2,553)	663
Principal payments on capital lease	(9,320)	(10,602)
Net cash provided by financing activities	77,627	71,061

Net change in cash	2,967	(733)
Cash, beginning of year	2,767	2,197
Cash, end of period	$5,734	$1,464

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,593	$4,906
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued to directors for services	$-	$10,000
Purchase of equipment under capital lease	$-	$44,300

See accompanying notes to these unaudited financial statements.

VITRO DIAGNOSTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(unaudited)

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

Basis of Presentation – Going Concern

These financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended April 30, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2014.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(2,340,796) and $(2,284,269), respectively, at April 30, 2015, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2013, the President has advanced the Company a total of $230,600 for working capital on an “as needed” basis, including $89,500 during the six months ended April 30, 2015.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At both April 30, 2015 and October 31, 2014, accounts receivable are net of allowances of $2,500.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At April 30, 2015 and October 31, 2014, finished goods included $8,492 and $5,915, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	April 30, 2015	October 31, 2014
Raw materials	$ 14,302	$ 12,702
Finished goods	15,674	9,628
	$ 29,976	$ 22,330

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the three months ended April 30, 2015 and 2014, $2,933 and $1,063, respectively, are included in research and development (“R&D”) costs in the accompanying statements of operations.  For the six months ended April 30, 2015 and 2014, $4,903 and $2,058, respectively, are included in research and development (“R&D”) costs in the accompanying statements of operations.

Shipping costs for products shipped to customers, if any, is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the three months ended April 30, 2015 and 2014, $826 and $597, respectively, are included in product sales in the accompanying statements of operations. For the six months ended April 30, 2015 and 2014, $826 and $774, respectively, are included in product sales in the accompanying statements of operations.

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $2,959 and $3,759 for the three months ended April 30, 2015 and 2014, respectively.  Depreciation expense totaled $6,119 and $7,532 for the six months ended April 30, 2015 and 2014, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $799 for each of the three months ended April 30, 2015 and 2014.  Amortization expense totaled $1,599 and $1,598 for the six months ended April 30, 2015 and 2014, respectively.

Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2015	$1,600
2016	3,198
2017	3,198
2018	3,198
2019	1,987
$13,181

At April 30, 2015, the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(18,794)
$13,181

In October 2014, the Company incurred costs relating to the provisional filing of a new United States patent application entitled “Treatment of Neurological Conditions by Activation of Neural Stem Cells”.  These costs totaled $777, and are included as deferred patent costs in the accompanying balance sheet at October 31, 2014 and April 30, 2015.

In January 2015, the Company incurred costs relating to the upcoming filing of a new patent application related to its stem cell therapy of horses.  The Company deposited its proprietary cell line known as EquaCell as the initial step in the process of filing this application.  These costs totaled $2,500, and are included as deferred patent costs in the accompanying balance sheet at April 30, 2015.

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

The Company periodically reviews the carrying amount of its long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the three or six months ended April 30, 2015 or 2014.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the six months ended April 30, 2015, 75% of the Company’s revenues were attributed to customers of a company controlled by a former director who resigned his position on March 30, 2015.  Of the remaining 25%, no significant concentrations existed.

For the six months ended April 30, 2014, 34% of the Company’s product sales were made to customers of a company controlled by this former director. In addition, 35% of product sales were attributed to one other non-related party customer.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $2,147 and $627 for the six months ended April 30, 2015 and 2014, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of April 30, 2015 and October 31, 2014, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the six months ended April 30, 2015 and 2014, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net losses in the periods.

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

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through April 30, 2015, the Company’s President had advanced the Company a total of $807,614 used for working capital including $89,500 during the six months ended April 30, 2015.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum. Accrued interest payable on the advances totaled $237,456 and $199,738 at April 30, 2015 and October 31, 2014, respectively.  The total advances plus accrued interest totaling $1,045,070 and $917,852 at April 30, 2015 and October 31, 2014, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years, expiring February 2, 2014.  The agreement has expired and the Company is contemplating its options regarding the compensation of the President.  The Agreement also provided for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. As of April 30, 2015, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,205,958 as of both April 30, 2015 and October 31, 2014, respectively.  The President’s accrued salaries totaled $1,158,422 as of both April 30, 2015 and October 31, 2014.  His salary is allocated 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,703 at both April 30, 2015 and October 31, 2014.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  Effective July 1, 2013, the lease was renewed for an additional five-year term expiring July 2018.  The facility has been leased from a company that is owned by the President’s wife.

Minimum future rent payments for the remaining term of the lease are as follows:

Fiscal Year Ending
2015	$ 16,584
2016	33,168
2017	33,168
2018	22,112

Total	$ 105,032

The total rental expense was $13,860 and $13,266 and for the six months ended April 30, 2015 and 2014, respectively.  At April 30, 2015 and October 31, 2014, $15,332 and $26,135, respectively, were unpaid and are included in accounts payable - related parties in the accompanying balance sheets.

Sales and Accounts Receivable

Of the total revenues for the six months ended April 30, 2015, $29,681 was made to customers of a company controlled by a former director who resigned his position on March 30, 2015. Of the total revenues for the six months ended April 30, 2014, $41,593 was made to customers of a company controlled by this former director.

At April 30, 2015 and October 31, 2014, $8,208 and $18,993, respectively, of these sales had not yet been collected.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit, which was fully utilized at April 30, 2015.  The interest rate on the credit line was 21.90% at April 30, 2015.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At April 30, 2015 the Company also had three credit cards with a combined credit limit of $28,600, of which $4,730 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 14.23% at April 30, 2015.

NOTE E: CAPITAL LEASE OBLIGATION

In November 2013, the Company entered into a capital lease agreement to acquire certain laboratory equipment.  The Company is obligated to make 24 monthly payments of $2,006 plus applicable sales and use taxes through October 2015.

Future maturities of the Company’s capital lease obligations are as follows:

Payments due 2015	$14,042
Less imputed interest	(405)
Present value of minimum lease payments	$13,637

The president of the Company has personally guaranteed the lease obligation.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at April 30, 2015.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018. On the grant date, the traded market value of the stock was $0.19 per share. The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options. None of the other contingencies have been met as of April 30, 2015, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

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

On April 1, 2014, the Company’s Board of Directors ratified the issuance of 114,943 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2014.  The transaction was valued at $10,000 or $0.087 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $5,000 was charged to operations as stock compensation expense for the six months ended April 30, 2014.

No stock compensation expense was incurred during the six months ended April 30, 2015.

As of both April 30, 2015 and October 31, 2014, no shares previously issued to directors or members of advisory boards were unearned.

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

At April 30, 2015 a total of 543,500 options had been issued under the Plan, of which 343,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, and a weighted average remaining contractual life of 0.78 years at April 30, 2015.  Three hundred thousand outstanding options that had not yet vested with an exercise price of $0.17 per share expired in April 2015.  For either the six months ended April 30, 2015 and 2014, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	3.75 years	$ 0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2014	1,500,000	$0.08 to $0.19	2.75 years	$ 0.17
Options granted	-
Options exercised	-
Options expired	(300,000)	$0.17	-	$ 0.17
Balance at April 30, 2015	1,200,000	$0.08 to $0.19	2.84 years	$ 0.17
Exercisable at April 30, 2015	300,000	$0.08 to $0.19	1.61 years	$ 0.12

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

NOTE H: PATENT LICENSE AGREEMENT

Effective March 30, 2011, the Company entered into a Technology License, License Option and Technical Assistance Agreement with a former officer of the Company, granting him an exclusive license covering two of the Company’s patents: United States Patent Number 5,990,288, Method for Purifying FSH and United States Patent Number 6,458,593 B1, Immortalized Cell Lines and Methods of Making The Same.  The patents are related to treatment of infertility and knowhow relating to the commercial production and cellular generation of the hormone, follicle-stimulating hormone and related gonadotropin hormones for use in the treatment of infertility in both humans and animals.  In addition, the License grants the exclusive option to license a pending patent application for the commercial production of clinical grade gonadotropin hormones and, in addition, the Company’s intellectual property related to generation of crude materials containing gonadotropin hormones from certain cellular sources. The License has an initial term of five years and shall be automatically renewed for additional two year periods until terminated by either party; however, the license can be terminated after two and one-half years if there have been no sales of licensed products.  The parties to this patent license have developed additional business collaborative opportunities involving the Company’s stem cell products, know-how and IP especially related to regenerative medicine applications of modern stem cell technology.  Since there continues to be opportunities for commercialization, the Company has elected not to terminate this agreement at the present time.

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated events subsequent to April 30, 2015 and through the date the financial statements to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements, except the following:

Advisory Services Agreement: On August 21, 2015 the Company entered into an agreement (the "Agreement") with C. Brook Ventures, Inc. ("CBV") pursuant to which CBV will provide non-exclusive advisory services related to the Company's exploration of strategic alternatives to enhance stockholder value.

Under the terms of the Agreement, the Company agreed to pay CBV a retainer of $5,000 and issue to CBV an aggregate of 400,000 shares of common stock, $.001 par value. The shares are "restricted securities" under the Securities Act of 1933, as amended.

In addition, the Agreement provides that the Company will grant and issue to CBV a warrant exercisable for three years to purchase an additional 400,000 shares at an exercise price of $0.078936 (120% of the 20 day volume weighted average price immediately preceding the execution of the Agreement.) The Warrant is only exercisable if the Company consummates a transaction identified in the Agreement with a third party introduced by CBV prior to the expiration date of the Warrant.

Convertible Promissory Note: On November 30, 2015, the Company issued a 6% unsecured convertible promissory note in the principal amount of $36,288 in favor of our attorney representing accrued and unpaid fees for legal services rendered for the Company.  The note is due on 30 days’ demand and is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.04 per share, which was the closing price of the Company’s common stock on the over-the-counter market on November 4, 2014, the date when the terms of the note were agreed upon.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

 CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at April 30, 2015 and compares it to the Company’s financial condition at October 31, 2014.  It also discusses the Company’s results of operations for the three and six month periods ending April 30, 2015 and compares those results to the results of the three months and six months ended April 30, 2014.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including the audited financial statements and notes contained therein.

Certain statements contained herein and subsequent oral statements made by or on behalf of the Company may constitute “forward-looking statements”.  Such forward-looking statements include, without limitation, statements regarding the Company’s plan of business operations, potential contractual arrangements, and receipt of working capital, anticipated revenues and related expenditures.  Factors that could cause actual results to differ materially include, among others, acceptability of the Company’s products in the market place, general economic conditions, receipt of additional working capital, the overall state of the biotechnology industry and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2014 under the caption, “Risk Factors.”  Most of these factors are outside the control of the Company.  Investors are cautioned not to put undue reliance on forward-looking statements.  Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

At April 30, 2015, the Company had a working capital deficit of $2,340,796consisting of current assets of $48,643 and current liabilities of $2,389,439.  This represents a decrease in working capital of $121,933 from fiscal year end October 31, 2014.  The decrease in working capital was mainly due to $123,851 in increased current liabilities due to operating expenses in excess of revenue from product sales. The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

During the six months ended April 30, 2015, the Company’s financing activities provided $77,627 in cash to support our operating activities.  During that time, the Company’s operations used $69,272 in cash compared to $71,134 of cash used by operations during the six months ended April 30, 2014.  The Company reported an overall increase in cash for the first six months of 2015 of $2,967.  Cash raised from financing activities was derived through loans from the Company’s president and CEO. Cash usage reflects a minimum cash requirement of approximately $12,000 per month for operations.

The Company had total lines of credit and credit card with outstanding balances totaling $36,370 with $4,730 available in credit at April 30, 2015.  The Company must continue to service debt and the Chairman personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014. While total revenues decreased from $61,379 in the first half of 2014 to $39,374 in the first half of 2015, additional revenue generation activities are in progress.    We anticipate recovery of revenue growth in 2015.  Product sales increased by 9.7% in the second quarter of 2015, while service revenues decreased by 74% due to loss of service revenue from our primary service customer in Europe. We are now providing additional products to this customer. We have also recently expanded our analytical capabilities through the addition of biomarker profiling services and are experiencing increased service revenue in the second half of 2015. Also, there are other revenue generating initiatives at various development stages as described in further detail below (See Results of Operations).  We have expanded our research products offerings including specialized cells, cell culture media, and other products. We added new products that are gaining market recognition, including cancer associated fibroblasts (CAFs) to support cancer research and neural stem cells as well including differentiated neural lineage cell lines. We also have strategic alliance opportunities for our clinical grade MSC-Gro cell culture medium that management is pursuing.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.

Results of Operations

During the three months ended April 30, 2015, the Company realized a net loss of $(75,393) or $0.00 per share on $23,189 in total revenue.  The net loss was $11,315 more than the net loss for the second quarter ended April 30, 2014.  The increased net loss in the second quarter of 2015 compared to the same quarter in 2014 was primarily due to decreased revenue that was offset by decreased expenses.  Research and development expenses (“R&D”), increased by $6,233 and selling, general and administrative expenses decreased by $4,994. The decrease in our selling, general and administrative expenses was predominantly due to absence of a financial service contract that was effective in 2014.

During the six months ended April 30, 2015, the Company realized net loss of ($124,263) or $0.01 per share on $39,374 in total net revenue including product sales and services income.  The net loss in the first half of 2015 was $5,277 more than the loss reported during the six-month period ended April 30, 2014.  While total net revenues decreased by $17,395, total operating expenses also decreased by $17,934 and interest expenses also increased by $5,816. Total operating expenses decreased due to an $18,163 decrease in S, G & A expenses, while R&D expenses were nearly identical.  R&D expenses are related to product and service development. Selling, general and administrative expenses decreased due to the absence of a financial services contract.

While the R&D necessary for launch of our initial products was completed previously, the Company continues to develop new products and services.  These development activities are coordinated with business development activities orientated towards revenue growth for the Company.  Our current revenues are derived from product sales and services.  Our product sales increased by 9.7% in the first half of 2015 compared to the same period in 2014.  During this period we added new products to our catalog including specialty cell lines to expand our abilities to service drug discovery and development markets, expanded and improved our website and also advanced the translation of our products from research to clinical use.  We added primary cells that are differentiated from human stem cells to include cardiac and neural lineages while advancing methods to product renal cells from human MSCs. These advances allow use of our cell lines for pre-clinical toxicology study of drugs and interactions of drugs. Our transition to clinical products and services was advanced through improved media formulations and the successful addition of a strategic partner for our clinical grade MSC-Gro Medium.  Product sales to this customer commenced during our 3rd fiscal quarter 2015.

We continue the development of our clinical trials of traumatic brain injury based on our patent pending technology to activate stem cells within the body to regenerate injured or diseased brain tissue. During our second fiscal quarter we developed a submission to the US FDA regarding regulatory status of this trial.  This was submitted subsequent to our second fiscal quarter and the Company was granted approval of its request for an Investigational New Drug exemption, allowing the Company to pursue this and other trials without the necessity further FDA approvals.

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

PART IIOTHER INFORMATION

Item 1.Legal Proceedings

 None, except as previously disclosed.

Item 1A.Risk Factors

 None, except as previously disclosed.

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

 None, except as previously disclosed.

Item 3.Defaults Upon Senior Securities

 None, except as previously disclosed.

Item 4. [Removed and Reserved]

Item 5.Other Information

 None, except as previously disclosed.

Item 6.Exhibits

 Certification*

 Certification pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*filed herewith

**provided herewith

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRO DIAGNOSTIC, INC.

Date: December 31, 2015	/s/ James R. Musick_________________
James R. Musick President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)