Form 10-Q
period 2015-07-31
VITRO DIAGNOSTICS INC
filed 2016-03-30
CIK 793171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

As of March 15, 2016, the Registrant had 20,391,822 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The financial statements included herein have been prepared by Vitro Diagnostics, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2015 and October 31, 2014, and its results of operations for the three and nine month periods ended July 31, 2015 and 2014, its statement of changes in shareholders’ deficit for the period October 31, 2013 through July 31, 2015, and its cash flows for the nine month periods ended July 31, 2015 and 2014.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

VITRO DIAGNOSTICS, INC.
Balance Sheets

	July 31, 2015	October 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$ -	$ 2,767
Accounts receivable, net of allowances of $2,500	8,931	2,635
Accounts receivable - related parties (Note B)	12,627	18,993
Inventory, at cost	31,760	22,330
Total current assets	53,318	46,725

Equipment, net of accumulated depreciation of $130,749 and $121,560	47,494	41,851
Patents, net of accumulated amortization of $19,593 and $17,195 (Note A)	12,382	14,780
Deferred costs (Note A)	3,277	777
Other assets	1,449	1,449

Total assets	$ 117,920	$ 105,582

Liabilities and Shareholders' Deficit
Current liabilities:
Current maturites on capital lease obligation	$ 13,612	$ 22,957
Lines of credit (Note D)	38,247	38,923
Accounts payable	61,935	47,976
Accounts payable - related parties (Note B)	29,394	29,766
Other accrued liabilities	-	2,156
Advances and accrued interest payable to officer (Note B)	1,085,773	917,852
Accrued payroll expenses (Note B)	1,205,958	1,205,958
Total current liabilities	2,434,919	2,265,588

Capital lease obligation	4,694	-

Total liabilities	2,439,613	2,265,588
Commitments and contingencies (Notes A, B, C, D, E, F, G,H, and I)

Shareholders' deficit (Note E):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
19,971,822 shares issued and outstanding	19,971	19,971
Additional paid-in capital	5,432,847	5,432,847
Services prepaid with common stock	-	-
Accumulated deficit	(7,774,511)	(7,612,824)
Total shareholders' deficit	(2,321,693)	(2,160,006)

Total liabilities and shareholders' deficit	$ 117,920	$ 105,582

VITRO DIAGNOSTICS, INC.
Statements of Operations
(unaudited)
	For the Three Months Ended
	July 31,
	2015	2014
Product sales	$ 27,672	$ 48,966
Cost of goods sold	(6,444)	(6,100)
Gross profit	21,228	42,866
Professional services income	2,591	9,404
Net revenue	23,819	52,270

Operating costs and expenses:
Research and development	29,164	44,085
Selling, general and administrative	9,570	33,527
Total operating costs and expenses	38,734	77,612
Loss from operations	(14,915)	(25,342)

Other income (expense):
Interest expense	(22,509)	(19,065)

Income (loss) before income taxes	(37,424)	(44,407)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (37,424)	$ (44,407)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic and diluted	19,971,822	19,918,346

VITRO DIAGNOSTICS, INC.
Statements of Operations
(unaudited)
	For the Nine Months Ended
	July 31,
	2015	2014
Product sales	$ 58,220	$ 76,806
Cost of goods sold	(10,934)	(15,200)
Gross profit	47,286	61,606
Professional services income	11,417	42,943
Net revenue	58,703	104,549

Operating costs and expenses:
Research and development	115,917	130,609
Selling, general and administrative	39,653	81,773
Total operating costs and expenses	155,570	212,382
Loss from operations	(96,867)	(107,833)

Other income (expense):
Interest expense	(64,820)	(55,560)

Income (loss) before income taxes	(161,687)	(163,393)

Provision for income taxes (Note C)	-	-

Net income (loss)	$ (161,687)	$ (163,393)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Shares used in computing net loss per common share:
Basic and diluted	19,971,822	19,854,536

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit

						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2013	-	-	19,803,403	$ 19,803	$ 5,413,015	$ -	$ (7,366,297)	$ (1,933,479)
Prepaid services earned (Note E)	-	-	-	-	-	20,000	-	20,000
Common stock issued to directors for services (Note E)	-	-	168,419	168	19,832	(20,000)	-	-
Net loss for the year ended October 31, 2014	-	-	-	-	-	-	(246,527)	(246,527)
Balance, October 31, 2014	-	-	19,971,822	19,971	5,432,847	-	(7,612,824)	(2,160,006)
Net loss for the nine months ended July 31, 2015	-	-	-	-	-	-	(161,687)	(161,687)
Balance, July 31, 2015 (unaudited)	-	-	19,971,822	$ 19,971	$ 5,432,847	$ -	$ (7,774,511)	$ (2,321,693)

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	July 31,
	2015	2014

Cash Flows from operating activities:
Net loss	$ (161,687)	$ (163,393)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	11,587	13,645
Stock based compensation	-	7,500
Changes in current assets and current liabilities:
Increase in accounts receivable, inventories,
prepaid expenses and deposits	(9,360)	(10,202)
Increase in accounts payable and accrued expenses	69,602	60,233
Net cash used in operating activities	(89,858)	(92,217)

Cash flows from investing activities:
Purchases of equipment	(2,888)	(217)
Payments for patents and deferred costs	(2,500)	(631)
Net cash used in investing activities	(5,388)	(848)

Cash flows from financing activities:
Proceeds from advances from officer	109,750	107,600
Payments on lines of credit, net	(676)	(818)
Principal payments on capital lease	(16,595)	(15,914)
Net cash provided by financing activities	92,479	90,868

Net change in cash	(2,767)	(2,197)
Cash, beginning of year	2,767	2,197
Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 4,593	$ 7,306
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ -	$ 10,000
Purchase of equipment under capital lease	$ 11,944	$ 44,300

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

Basis of Presentation – Going Concern

These financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended July 31, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2014.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(2,381,601) and $(2,321,693), respectively, at July 31, 2015, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2013, the President has advanced the Company a total of $250,850 for working capital on an “as needed” basis, including $109,750 during the nine months ended July 31, 2015.  There is no assurance that these advances will continue in the future.

The Company has various initiatives underway to increase revenue generation through diversified offerings of products and services related to its stem cell technology and analytical capabilities.  The goal of these initiatives is to achieve profitable operations as quickly as possible. Also, management has ongoing discussions with potential financial partners who have expressed interest in funding the Company and we intend to pursue these discussions to the full extent possible.  Various strategic alliances that are ongoing and under development are also critical aspects of management’s overall growth and development strategy.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The

Company generally does not require collateral for its accounts receivable.  At both July 31, 2015 and October 31, 2014, accounts receivable are net of allowances of $2,500.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At July 31, 2015 and October 31, 2014, finished goods included $9,317 and $5,915, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	July 31, 2015	October 31, 2014
Raw materials	$ 15,263	$ 12,702
Finished goods	16,497	9,628
	$ 31,760	$ 22,330

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the three months ended July 31, 2015 and 2014, $3,026 and $2,579, respectively, are included in research and development (“R&D”) costs in the accompanying statements of operations.  For the nine months ended July 31, 2015 and 2014, $7,929 and $4,637, respectively, are included in research and development (“R&D”) costs in the accompanying statements of operations.

Shipping costs for products shipped to customers, if any, is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the three months ended July 31, 2015 and 2014, $850 and $690, respectively, are included in product sales in the accompanying statements of operations.   For the nine months ended July 31, 2015 and 2014, $1,676 and $1,464, respectively, are included in product sales in the accompanying statements of operations.

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method.  Depreciation expense totaled $3,070 and $5,129 for the three months ended July 31, 2015 and 2014, respectively.  Depreciation expense totaled $9,189 and $11,248 for the nine months ended July 31, 2015 and 2014, respectively.

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

The Company amortizes patents over a period of ten years.  Amortization expense totaled $799 for each of the three months ended July 31, 2015 and 2014.  Amortization expense totaled $2,398 and $2,397 for the nine months ended July 31, 2015 and 2014, respectively.

Estimated future amortization expense for each of the next five fiscal years is as follows:

Year ended October 31,
2015	$800
2016	3,198
2017	3,198
2018	3,198
2019	1,988
$12,382

At July 31, 2015, the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(19,593)
$12,382

In October 2014, the Company incurred costs relating to the provisional filing of a new United States patent application entitled “Treatment of Neurological Conditions by Activation of Neural Stem Cells”.  These costs totaled $777, and are included as deferred patent costs in the accompanying balance sheet at October 31, 2014 and July 31, 2015.

In January 2015, the Company incurred costs relating to the upcoming filing of a new patent application related to its stem cell therapy of horses.  The Company deposited its proprietary cell line known as EquaCell as the initial step in the process of filing this application.  These costs totaled $2,500, and are included as deferred patent costs in the accompanying balance sheet at July 31, 2015.

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

The Company periodically reviews the carrying amount of its long-lived assets for possible impairment.  The Company recorded no asset impairment charges during either of the three or nine months ended July 31, 2015 or 2014.  A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the nine months ended July 31, 2015, 66% of the Company’s revenues were attributed to customers of a company controlled by a former director who resigned his position on March 30, 2015.  One additional customer accounted for 10% of the Company’s revenues during the same period.  Of the remaining 24%, no significant concentrations existed.

For the nine months ended July 31, 2014, 47% of the Company’s revenues were attributed to customers of a company controlled by this former director.  In addition, 28% of revenues were attributed to one other non-related party customer.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $4,057 and $2,122 for the nine months ended July 31, 2015 and 2014, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of July 31, 2015 and October 31, 2014, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the nine months ended July 31, 2015 and 2014, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net losses in the periods.

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

Recent accounting standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases: Topic 842 (ASU 2016-02)", to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company in the first quarter of our fiscal year ending October 31, 2020 using a modified retrospective approach with the option to elect certain practical expedients. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

There were various other accounting standards and interpretations issued during 2015 and 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE B: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through July 31, 2015, the Company’s President had advanced the Company a total of $827,864 used for working capital including $109,750 during the nine months ended July 31, 2015.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $257,909 and $199,738 at July 31, 2015 and October 31, 2014, respectively.  The total advances plus accrued interest totaling $1,085,773 and $917,852 at July 31, 2015 and October 31, 2014, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President.  The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011.  On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years, expiring February 2, 2014.  The agreement has expired and the Company is contemplating its options regarding the compensation of the President.  The Agreement also provided for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. As of July 31, 2015, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,205,958 as of both July 31, 2015 and October 31, 2014, respectively.  The President’s accrued salaries totaled $1,158,422 as of both July 31, 2015 and October 31, 2014.  His salary is allocated 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,703 at both July 31, 2015 and October 31, 2014.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  Effective July 1, 2013, the lease was renewed for an additional five-year term expiring July 2018.  The facility has been leased from a company that is owned by the President’s wife.

Minimum future rent payments for the remaining term of the lease are as follows:

Fiscal Year Ending
2015	$ 8,292
2016	33,168
2017	33,168
2018	22,112

Total	$ 96,740

The total rental expense was $20,655 and $20,166 and for the nine months ended July 31, 2015 and 2014, respectively.  At July 31, 2015 and October 31, 2014, $22,553 and $26,135, respectively, were unpaid and are included in accounts payable - related parties in the accompanying balance sheets.

Sales and Accounts Receivable

Of the total revenues for the nine months ended July 31, 2015, $45,824 was derived from customers of a company controlled by a former director who resigned his position on March 30, 2015.  Of the total revenues for the nine months ended July 31, 2014, $42,943 was derived from customers of a company controlled by this former director.

At July 31, 2015 and October 31, 2014, $12,627 and $18,993, respectively, of these sales had not yet been collected.

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

NOTE D: LINES OF CREDIT

The Company has a $12,500 line of credit, which was fully utilized at July 31, 2015.  The interest rate on the credit line was 21.90% at July 31, 2015.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At July 31, 2015 the Company also had three credit cards with a combined credit limit of $28,600, of which $3,395 was unused.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 13.49% at July 31, 2015.

NOTE E: CAPITAL LEASE OBLIGATIONS

In November 2013, the Company entered into a capital lease agreement to acquire certain laboratory equipment.  The Company is obligated to make 24 monthly payments of $2,006 plus applicable sales and use taxes through October 2015.

In June 2015, the Company entered into a capital lease agreement to acquire certain laboratory equipment.  The Company is obligated to make 24 monthly payments of $530 plus applicable sales and use taxes through May 2017.

Future maturities of the Company’s capital lease obligations are as follows:

Fiscal year ended October 31,

Payments due:	2015	$ 10,675
	2016	6,360
	2017	2,205

Less imputed interest		(934)
Present value of minimum lease payments	$ 18,306

The president of the Company has personally guaranteed the lease obligation.

NOTE F: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at July 31, 2015.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018.  On the grant date, the traded market value of the stock was $0.19 per share.  The options vest upon the achievement of certain contingencies.  As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options.  None of the other contingencies have been met as of July 31, 2015, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. The weighted average exercise price and weighted average fair value of these options on the grant date were $0.19 and $0.19, respectively.

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.68%
Dividend yield	0.00%
Volatility factor	228.72%
Weighted average expected life	6.5 years

Common Stock Issued for Services

The Company sometimes issues shares of its common stock to certain Directors and members of the Company’s advisory boards.  The value of the services is determined by the fair value of the common stock at the time the shares are considered issued.  The amounts are capitalized to equity as “services prepaid with common stock” on the Company’s balance sheets until the services are considered earned, at which time they are expensed as stock-based compensation and removed from equity.

On April 1, 2014, the Company’s Board of Directors ratified the issuance of 114,943 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2014.  The transaction was valued at $10,000 or $0.087 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  A total of $7,500 was charged to operations as stock compensation expense for the nine months ended July 31, 2014.

No stock compensation expense was incurred during the nine months ended July 31, 2015.

As of both July 31, 2015 and October 31, 2014, no shares previously issued to directors or members of advisory boards were unearned.

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

At July 31, 2015 a total of 543,500 options had been issued under the Plan, of which 343,500 have expired.  The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share, expired in February 2016 and a weighted average remaining contractual life of 0.53 years at July 31, 2015.  Three hundred thousand outstanding options that had not yet vested with an exercise price of $0.17 per share expired in April 2015.  For either the nine months ended July 31, 2015 and 2014, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	3.75 years	$ 0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2014	1,500,000	$0.08 to $0.19	2.75 years	$ 0.17
Options granted	-
Options exercised	-
Options expired	(300,000)	$ 0.17	-	$ 0.17
Balance at July 31, 2015	1,200,000	$0.08 to $0.19	2.59 years	$ 0.17
Exercisable at July 31, 2015	300,000	$0.08 to $0.19	1.35 years	$ 0.12

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

NOTE I: SUBSEQUENT EVENTS

The Company has evaluated events subsequent to July 31, 2015 and through the date the financial statements to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements, except the following:

Advisory Services Agreement: On August 21, 2015 the Company entered into an agreement (the "Agreement") with C. Brook Ventures, Inc. ("CBV") pursuant to which CBV will provide non-exclusive advisory services related to the Company's exploration of strategic alternatives to enhance stockholder value.

Under the terms of the Agreement, the Company agreed to pay CBV a retainer of $5,000 and issue to CBV an aggregate of 400,000 shares of common stock, $.001 par value. The shares are "restricted securities" under the Securities Act of 1933, as amended.  As of the date of this report all shares due under this agreement have been issued.

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

Employee Stock Compensation:  In February 2016, the Company granted a restricted stock award to an employee consisting of 20,000 shares of common stock, valued at $0.04 per share, for services rendered. The stock was valued at the closing price of the Company’s shares on the over-the-counter market on the date of grant.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

This section discusses the financial condition of Vitro Diagnostics, Inc. (the “Company”) at July 31, 2015 and compares it to the Company’s financial condition at October 31, 2014.  It also discusses the Company’s results of operations for the three and nine-month periods ending July 31, 2015 and 2014.  This information should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including the audited financial statements and notes contained therein.

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

Liquidity and Capital Resources

At July 31, 2015, the Company had a working capital deficit of $2,381,601, consisting of current assets of $53,318 and current liabilities of $2,434,919.  This represents a decrease in working capital of $162,738 from fiscal year end October 31, 2014.  The decrease in working capital was mainly due to $169,331 in increased current liabilities due to operating expenses in excess of revenue from product sales and new capital lease obligations.  The majority of the working capital deficit is due to accrued salaries and notes due to the president and CEO.

Current assets increased by $6,593 due primarily to increased inventory, while increased accounts receivable were offset by decreased accounts receivable-related parties.  Current liabilities increased by $169,331, primarily due to operating expenses in excess of revenues.  The Company reported a $2,321,693 shareholders’ deficit at July 31, 2015, which was $161,687 more than the deficit reported at October 31, 2014 and is the result of our net loss for the nine months ended July 31, 2015.

During the nine months ended July 31, 2015, the Company’s financing activities provided $92,479 in cash to support our operating activities.  During that time, the Company’s operations used $89,858 in cash compared to $92,217 of cash used by operations during the nine months ended July 31, 2014.  The Company reported an overall decrease in cash for the first nine months of 2015 of $2,767 as compared to a $2,197 decrease in cash for the first nine months of 2014.  Cash raised from financing activities was derived through loans from the Company’s president and CEO.  Cash usage reflects a minimum cash requirement of about $10,000 per month for operations.

The Company had lines of credit outstanding totaling $41,100 with $3,631 available in credit at July 31, 2015.  The Company must continue to service this debt and the president and CEO personally guarantees most of the Company debt.  Management is actively pursuing measures to reduce corporate debt while at the same time implementing various measures to increase revenues, as described elsewhere in this report.

The Company continues to pursue various activities to obtain additional capitalization, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.  While total revenues decreased from $119,749 in the first nine-months of 2014 to $69,637 in the first nine-months of 2015, additional revenue generation activities are in progress.  In addition, certain revenues realized during 2014 were predominately due to a single customer that was not maintained in 2015.  The Company has expanded revenue generation opportunities through the addition of sales of its stem cell culture media to a firm initiating clinical trials of osteoarthritis using autologous MSCs derived from fat for injections into the knee and hip.  This business required extensive evaluation of the Company’s product to gain approval for this application.   There were also additional regulatory requirements by the Company for the manufacture of this product for use in clinical studies involving compliance with FDA standards for clinical grade products.  The initial orders began in the present fiscal quarter and have continued subsequently as well.  This increase in orders has been driven by successful clinical results showing evidence of efficacy in osteoarthritis  by treatment with MSCs.  Also, there are other revenue generating initiatives at various development stages as described in further detail below (See Results of Operations).  While most revenues to date have been derived from research products, the Company is emphasizing growth of revenue from its clinical products and services, since management believes that there are greater opportunities for revenue growth.  Also, the Company submitted and received exemption from certain FDA requirements for clinical testing of its novel stem cell activation therapy of traumatic brain injury, including concussion.  We have expanded our research products offerings including specialized cells, cell culture media, and other products. We added new products that are gaining market recognition, including cancer associated fibroblasts (CAFs) to support cancer research and several other cellar products with application to drug discovery and drug toxicity determination as well.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.   During the fourth quarter of 2015, the Company retained C. Brooke Ventures, an investment banking firm, to assist in capitalization, M&A activities and assistance in securing appropriate strategic partnerships.  The Company is pursuing opportunities through leads generating by C. Brooke Ventures.

Results of Operations

During the three months ended July 31, 2015, the Company realized a net loss of $37,424 or $0.00 per share on $30,263 in total revenue.  The net loss was $6,983 less than the net loss for the third quarter ended July 31, 2014.  The decreased net loss in the third quarter of 2015 compared to the same quarter in 2014 was primarily due to decreased operating expenses.  Research and development expenses (“R&D”), decreased by $14,921 and selling, general and administrative expenses decreased by $23,957. The decrease in our selling, general and administrative expenses was predominantly due to decreased sales commissions, reduced sales and advertising expenses and reduced consultation fees.

During the nine months ended July 31, 2015, the Company realized net loss of $161,687 or $0.01 per share on $69,637 in total net revenue including product sales and services income.  The net loss in the first nine months of 2015 was $1,706 less than the loss reported during the nine-month period ended July 31, 2014.  While total net revenues decreased by $45,846, total operating expenses also decreased by $56,812 and interest expenses also increased by $9,260. Total operating expenses decreased due to a $42,120 decrease in S, G & A expenses, predominately sales commissions, sales and marketing, and consulting fees, while R&D expenses decreased by $14,692.  R&D expenses are related to product and service development.

While the R&D necessary for launch of our initial products was completed previously, the Company continues to develop new products and services.  These development activities are coordinated with business development activities orientated towards revenue growth for the Company.  Our current revenues are derived from product sales and services.  Our product sales decreased by 24% in the first nine months of 2015 compared to the same period in 2014.  This was predominately due to decreased sales to a single customer who was responsible for increased revenue during the same time period in 2014.  During this period we added new products to our catalog including specialty cell lines to expand our abilities to service drug discovery and development markets, expanded and improved our website and also advanced the translation of our products from research to clinical use.  We added primary cells that are differentiated from human stem cells to include cardiac and neural lineages while advancing methods to product renal cells from human MSCs. These advances allow use of our cell lines for pre-clinical toxicology study of drugs and interactions of drugs. Our transition to clinical products and services was advanced through improved media formulations and the successful addition of a strategic partner for our clinical grade MSC-Gro Medium.  Product sales to this customer commenced during our 3rd fiscal quarter 2015.

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

VITRO DIAGNOSTIC, INC.

Date: ____________, 2016	/s/ James R. Musick_________________
James R. Musick President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)