Form 10-K
period 2015-10-31
VITRO DIAGNOSTICS INC
filed 2016-09-22
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Yes ☐  No ☒

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

State issuer's revenue for its most recent fiscal year:  $99,452. The aggregate market value of the 15,218,157 shares of voting stock held by non-affiliates of the Company, calculated by reference to the last sale price of the Company's common stock on April 30, 2015, the last business day of the most recently completed second quarter, was $1,065,270. The number of shares outstanding of the issuer’s common equity as of August 15, 2016 was 20,391,822.

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

Our common stock is currently traded over the counter and quoted on the OTC.PK- of the OTC Markets Group, Inc. under the ticker symbol "VODG."  Because the Company is no longer involved in the manufacture of diagnostic products, we operate under the assumed trade name “Vitro Biopharma”, which is registered by the Company as a trademark in the state of Colorado.  The legal name of the Company is Vitro Diagnostics, Inc, doing business as (dba) Vitro Biopharma. We maintain a website at www.vitrobiopharma.com.

Narrative Description of Business

Our current focus is the development and commercialization of products derived from our stem cell research.  We presently develop, manufacture and market products for use in research and related applications that do not require approval of the United States Food and Drug Administration ("FDA") prior to market introduction.  We have previously developed products and product candidates for treatment of infertility.  However, present operations are focused on stem cell products, technology and application to stem cell research, support of clinical studies and direct engagement in clinical trials of stem cell-based therapies,

The Company’s stem cell technology includes cell lines, supporting products and methods for generation and differentiation of stem cells into products with application to treatment of numerous diseases such as heart disease, arthritis, autoimmune diseases including multiple sclerosis, and neurological diseases including traumatic brain injury, autism, stroke , Parkinson’s and Alzheimer’s disease.  While the Company’s technology represents a platform with broad application to several medical markets, the present business model focuses on the commercialization of products targeting niche markets in research and drug development that do not require FDA pre-market approval.  The Company launched its initial product line in 2009 and we are continuing to implement our business plan that includes expanding our product lines, addition of services and clinical products to gain profitable operations and earnings growth.  Our 2015 operations included additional revenue from increased sales of our MSC-Gro™ Brand of cell culture media, and specialty cell lines including stem cells, cell lineages differentiated from stem cells and our expanded line of cancer research and drug discovery products known as CAFs (cancer associated fibroblasts). This increased revenue partially offset diminished overall revenues of 2015 compared to 2014. We also expanded our cell line and media products for research by adding several new cancer-associated fibroblast (CAF) cell lines. Total revenues in 2015  were 30% less than 2014, due primarily to decreased sales to a European partner. We also established proprietary products,  procedures and diagnostic methods through the filing of various patents for stem cell activation therapy of neurological conditions.  We also entered into an agreement on August 21, 2015 with an outside consultant to seek additional growth opportunities for the Company through strategic alliances with other firms including by merger and /or acquisition.

The predominant focus of operations during the fiscal year ended October 31, 2015, which we refer to in this report as 2015, was to continue the expansion of our technology and products into the translation to therapeutic products and services while continuing to also expand our stem cell research products. These products are classified as Type I Medical Devices meaning that all usage is non-therapeutic and therefore do not require FDA pre-market approval. Thus, access to the market for our research products is not dependent on FDA pre-market approval. This is also a significant market segment that is growing rapidly especially as stem cell research shows promise in the treatment of diseases and conditions that were previously under-treated or untreatable and prior restrictions on federal support of stem cell research by the US government have been reduced.  However, significant regulatory requirements exist within the US regarding therapeutic applications of stem cell technologies and the Company has focused its initial efforts in this regard to off-shore markets.

We expanded our research products during 2015 to include a variety of cells derived from adult stem cells including neural, cardiac and renal cells as well as an expanding line of cancer-associated fibroblasts. Revenues derived from our cell lines increased by 67% during 2015 as compared to 2014. Also, sales of our cell culture media expanded by 100% in 2015 compared to 2014 due to increased demand for our research products and especially to sales of clinical grade cell culture media to an international stem cell firm that uses our MSC-Gro™ media to expand adipose-derived MSCs prior to autologous transplantation to treat skeletal-muscular conditions including osteoarthritis.

Our cardiac, neural cells and renal cells derived through differentiation of human MSCs have application to cell-based assays for drug discovery and toxicity. Well-characterized human cells provide a platform for relevant toxicology and drug discovery screening as compared to animal cells. Furthermore, co-culture systems including human hepatocytes extend screening to include drug metabolites as well as the drug or drug candidate itself.

While the collaboration with Dr. Josef Smarda and Neuromics, Inc. was an important dynamic in revenue growth in 2014, a 3.8-fold increase compared to FY 2013, the revenue derived from this source declined significantly in 2015. The revenues gained from our EU partnership in 2014 diminished considerably during 2015 due primarily to decreased demand related to political unrest in eastern Europe. However, the preliminary results gained from these clinical studies suggest that our intervention involving epigenetic modulation may be of benefit to the treatment of autism. This is a condition with increased incidence due either (or both) to enhanced diagnosis/increased incidence while there is evidence supporting epigenetic changes in expression of the genome is a key issue in the etiology of autism. Autism is a growing health problem since ASD (autism spectrum disorder) adults are generally incapable of independent living arrangements. We intend to expand these early preliminary results with more detailed clinical studies and we are seeking partners for these studies.  Our preliminary results suggest that a combination of epigenetic interventions together with treatments that activate stem cells may be of therapeutic benefit in ASD.

Additional developments of 2015 included the expanded development of cell based assays for use in various applications including drug discovery and development, development and refinement of clinical trials as well as the assessment of stem cells for diagnostic applications and stem cell transplants. An initial target is the discovery of new drugs for treatment of osteoporosis, which is a global disease affecting a substantial component of the elderly population. Approximately 50% of postmenopausal women and a significant portion of men over 50 years old have osteoporosis. As the population ages, osteoporosis is expected to grow. Several pharmaceutical treatments have significant side-effects, including increased fracture risk. There is thus a need for improved treatments that grow bone, rather than reduce re-adsorption of bone as several current medications act.  Our cell based assays consist of stem cell-derived osteoblasts for use in osteoporosis drug discovery and stem cell functional assays for analysis of stem cell function and determination of activation agents.

We offer another product line for use in drug discovery for new cancer therapies. A major advance in cancer immunotherapy involves so –called CAR-T therapy where patient-specific T cells are modified to seek out cancer cells and destroy them selectively. These developments have yielded significant break-through in immunotherapy of various types of cancer that is being vigorously pursued by pharmaceutical and biotechnology companies. Cancer-associated fibroblasts that the Company provides are part of the cellular structure of cancerous tumors that mediate immunosuppression of primary cancer cells. There is evidence suggesting that optimal elimination of cancer cells by CAR-T therapy may also require pharmaceutical manipulation of CAFs to eliminate their immunosuppressive effects.  We have witnessed increased revenues from the sale of our CAFs and optimized cell culture media for their expansion. We continued to expand this product line during 2015 and continue to do so.

Stem activation agents that activate hematopoietic stem cells have been used to treat complications of chemotherapy for several years. However, during 2014 there were several advances in the understanding of the activation processes affecting other adult stem cells and the Company has also developed proprietary technology and products targeting stem cell activation.   We have used our cell-based assays of stem cell activation to support the development of new clinical trials in the US focusing on the therapeutic benefits of molecular activation of adult stem cells residing within the human brain. However, since stem cell transplants include numerous obstacles and are quite expensive to develop and implement, activation of endogenous stem cells for therapeutic benefit has numerous competitive advantages. Our continued development of this initiative during 2015 has focused on several key elements: a) Expansion of clinical collaborators, b) Gaining exemption from IND filing from the FDA to expedite the regulatory approval process, and f) Filing of patent applications regarding our compositions, diagnostic methods and alternatives to pharmaceutical stem cell activation.

A related focus is treatment of traumatic brain injury (TBI) including concussion by regeneration of damaged cells through the activation of resident stem cells within the brain. TBI is a high incidence condition with few therapeutic options besides reduction of secondary injury and rehabilitation or physical therapy.  Brain stem cells exist in only restricted parts of the brain but appear to be capable of regenerating cells of the brain when activated by the appropriate biological signal, in this case, a unique combination of drugs previously approved for other indications. While stem cell therapy is often achieved by stem cell transplants, it is also possible to activate stem cells by biological signaling agents that activate specific pathways resulting in stem cell proliferation, differentiation and migration.  There are FDA-approved drugs used to stimulate red and white blood cell formation that have been used for decades now to treat patients undergoing chemotherapy and the resulting blood cell deficiencies.  Other stem cell activating compounds are known and being developed.

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

During 2009, Vitro introduced into commercial distribution specialized products to support stem cell research and drug development based on mesenchymal stem cells. This product line called, “Tools for Stem Cell and Drug Development™” features novel products to support research involving mesenchymal stem cells (MSCs), induced pluripotent stem cells (iPS) and cancer research that specifically utilizes stem cells that preferentially migrate to cancer cells and facilitate their destruction. The initial product line included stem cells and related products to facilitate studies of transplantation into animals, migration to certain targets and differentiation into specific cell types. Our initial products included mesenchymal stem cells that were derived from human umbilical cord blood.  We also provide fluorescent labeled stem cells, using a variety of specific labels to enhance utility for various applications in stem cell research.  We also provide cell culture media optimized to support growth of our stem cell products. Cell culture media is a complex solution of salts and nutrients designed to support growth and differentiation of living human cells; each type of cell requires specific components within the media to optimize its growth.  Our initial formulations have now been expanded considerably to offer various options for the growth and differentiation of mesenchymal stem cells. Some of our stem cell culture media products are specifically intended for use in clinical trial studies of human stem cells.

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

In 2015, we experienced increased demand for our MSC-Gro™ Brand of stem cell growth media from sales to stem cell researchers and a new customer who qualified our media for use in its clinical trial testing program. The trial was a Phase I format safety and efficacy study for the indication of osteoarthritis in the hip or knee. The study was designed to test the effect of patient-derived adipose stem cells (those present in fat). Fat is derived from a liposuction procedure and it is processed to yield the so-called stromal vascular fraction (SVF) by an enzymatic extraction process. The SVF contains about 5to10% MSCs and these are purified and expanded by cell culture methods using MSC-Gro™ stem cell media manufactured by the Company. We were awarded this business after extensive evaluation of Vitro Biopharma’s clinical grade MSC-Gro™. The evaluation focused on safety/efficacy parameters and showed safety in animal studies and efficacy through MSC authentication including achievement of phenotypic and functional standards. The function of MSC-Gro™ in cell expansion was extensively examined and showed that MSC-GroTM produced superior cellular yields than previously utilized products. Vitro Biopharma has received regular orders at levels requiring expanded manufacturing capacity.

During 2015, Vitro Biopharma expanded its production capacity and enhanced its quality control systems to ensure compliance with regulations for manufacturing of clinical products. Expansion of production included acquisition of needed equipment and facility improvements necessary for manufacture of clinical materials.  In addition, we engaged an expert in FDA regulatory affairs as our Director of Regulatory Affairs to guide the expanded compliance of the manufacturing of our Clinical Grade MSC-Gro.  Subsequent events during 2016 showed initial safety and efficacy in the ongoing Phase I studies for osteoarthritis, suggesting that stem cell therapy may be developed into an alternative therapy to joint replacement.

We recently added cancer-associated fibroblasts (CAFs) to our research products. One of our existing products was used in a discovery of a new type of CAFs present in pancreatic cancer tumors, called pancreatic stellate cells. There is evidence that these cells interact with the immune system to block immune responses to cancer cells. As such, there is considerable global interest in expanding this discovery possibly yielding new diagnostic and therapeutic approaches to pancreatic cancer, a particularly aggressive form of cancer with low survivability. It is apparent that cell-based assays based on tumor-specific CAFs may expand the efficacy of immunotherapy through the development of specific means to block the tumor immunosuppressive effect of CAFs.

While our initial products target research use, we are also expanding our offerings to include products with clinical application. We now have select MSC-Gro™ products with clinical application and these have been strengthened through further product development yielding improved products. It is especially important that cell culture media products do not contain human or animal serum and are chemically defined to minimize potential contamination of cultured cells that are subsequently administered to patients to test for clinical benefit.  This, serum-free, chemically defined media is classified as a medical device and requires much less time and money to achieve FDA approval than new drugs or biologics. Approval of a medical device typically requires less than one year and only laboratory testing while drugs and biologics can require several years, extensive clinical trial testing and substantial cost to gain approval, which is not guaranteed. We are also developing cellular products targeting therapeutic veterinary applications. Furthermore, through our interactions with local and expanding network of physicians, we are exploring additional clinical applications of our products and technology.

During the two fiscal years ended October 31, 2015 and 2014, the Company spent $148,855 and $182,631, respectively, for research and development.

Marketing and Distribution. To capture niche markets in stem cell research and drug development involves implementation of a multi-faceted marketing and sales initiative including various approaches such as: a strong internet and social media marketing program, direct sales to end-users, identification and interaction with medical decision makers, selective use of distributors and in certain cases, market generation efforts.  During 2015, the Company gained visibility and sales of its products through an expanded product line, featuring several new media products and stem cell/CAF cell lines.

The market for our products is global in nature, comprising numerous foreign markets that are more advanced than US markets due to the less restrictive governmental regulations on stem cell research and clinical applications. Our marketing plan is directly integrated with new product development to ensure a steady stream of new innovative products and services perceived to be needed by our target markets. We are also transitioning from strictly research products to clinical products that considerably expand our available markets by including clinical applications of stem cell technology, although these markets are characterized by considerable competition.  Our clinical products include:  1) Clinical Grade MSC-Gro™ for MSC expansion prior to transplantation, 2) An equine MSC cell line with application to treatment of skeletal muscular conditions such as tendonitis, ligament injury, osteoarthritis and accelerated bone fracture healing, etc,  3) Testing and therapies related to endogenous stem cell activation, 4) Diagnostic testing of stem cell activation and determination of stem cell functional status, 5)  Cell-based assays for discovery of novel stem cell activation agents and new drugs for the treatment of osteoporosis.

The Company has focused its limited resources on product development, manufacturing and continual expansion of its product offerings while simultaneously developing marketing and distribution based on collaboration with distribution partners together with direct sales. Management made advances in 2015 in the establishment of partnerships to assist with product distribution, as described above. We consider this strategic approach appropriate especially for targeting research markets for stem cell media. Modern marketing of stem cell products requires numerous skills and resources; there are several life science firms committed to these specialized capabilities.  During 2015, we expanded our product offerings and development of various clinical applications of our products and technology, as described above. Management believes such markets afford expanded growth opportunities to the Company.

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

During 2014, the Company filed a new application with the USPTO entitled, “Treatment of Neurological Conditions through Activation of Neural Stem Cells”.  This new application is intended to protect the Company’s emerging technology and products related to activation of endogenous stem cells located within the brain to treat neurological conditions such as traumatic brain injury, concussion, dementia, stroke and Alzheimer’s disease.  This is an early stage application, and based on available resources, the Company plans to continue diligent reduction to practice and other conditions necessary to establish significant patent protection for its technology, materials and procedures related to this field.  Management considers the potential market size for these treatments as significant and that there are substantial unmet needs with regard to advanced treatments of the targeted conditions

During 2015 we filed patent applications entitled “Treatment of Neurological Conditions by Stem Cell Activation” in the United States, the United Kingdom and Australia.  Our patent application includes several methods of stem cell activation and transplantation of activated stem cells together with diagnostic tools to assess the extent of stem cell activation and measurement of brain regeneration processes including neurogenesis, angiogenesis, neuroprotection and reduction of cell death/inflammation.

There can be no assurance that the Company will succeed in obtaining any patent protection from its pending applications or that its issued patents would withstand legal challenges.

The Company's technology related to the production of cell culture media is protected as trade secret.  Other new technology developed during 2014 including our cell-based assays for osteoporosis and stem cell activation drugs is also currently protected as trade secret

The Company has established trademark claims to its VITROPIN™ product informally by publication. This trademark is thus a common law mark that may be challenged by the owners of similar, established and registered marks that existed prior to initial publication by the Company, but no such challenge has occurred since original publication in 2000.  The Company also has the following trademarks registered in the State of Colorado: "Vitro Biopharma", "VITROCELL" and "Harnessing the Power of Cells", “EquaCell” “Brain Grow Technologies”, “NutraVivo”; these registrations expire or expired on 7/2/2012, 11/25/2013, 11/25/2013 and 3/26/17 respectively.  The Company has also established a common law mark for the phrase, “Tools for Stem Cell and Drug Development™”, and “MSC-Gro™”. The Company may elect to formally protect some or all of these marks through registration with the USPTO in the future.  However, we do not believe the absence of formal trademark protection will adversely affect our business.  The registered domain names owned by the company include vitrodiag.com, vitrobiopharma.com, etc. and common derivatives thereof.

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

•

Although management believes that the Company’s products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon the Company’s working capital.

Regulatory Approval

Our stem cell products including cell lines, their derivatives and media for stem cell growth and differentiation are Class I Medical Devices and do not require FDA-pre-market approval.  However, we are expanding our stem cell media product line to include media for clinical applications. For commercial distribution in the US, these products require the filing and approval of Form 510K with the FDA. This filing provides evidence for substantial equivalence of the medical device with a previously approved device manufactured by another firm.  The Company has previously filed several 510K requests and gained approval of diagnostic devices.  Also, we must register with the FDA as a Class II Medical Device manufacturer and are then subject to GMP inspections by the agency.  Such inspections require compliance with cGMP (current good manufacturing) guidelines that stipulate control of traceable manufacturing procedures, including independence of manufacturing and quality control as well as several other provisions. The Company has operated to the cGMP standard previously and been subject to cGMP inspections by the FDA.  The Company intends to comply with all regulations necessary to reach this standard.

Stem cell therapy is subject to complex regulatory rules by the FDA. However, at this point the Company does not manufacture products for stem cell transplantation in humans in the US. The Company may seek regulatory approval for clinical trials involving activation of endogenous stem cells for therapeutic benefit during 2016. However, since this proof-of-principle trial will involve use of existing approved and now generic medications, we intend to seek regulatory approval through an Institutional Review Board. This process involves submission of various documents and their review by the IRB. The Company has previously obtained IRB approval for prior research involving human subjects.

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

Employees

The Company presently has two full time employees, the Company's President and CEO together with a recent Masters Degree recipient in Molecular Toxicology.  The President has overall responsibility for day-to-day operations while our other employee executes laboratory procedures.  We also had an additional part-time employee during 2014 and may hire additional employees as may be needed.

The Company also utilizes the services of other consultants and advisors to supplement the resources of its employees from time to time.  These include scientific and laboratory personnel, accountants, auditors and attorneys.  Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real property.  During 2008 the Company moved into an expanded facility located at 4621 Technology Drive, Golden, Colorado, which is owned by a company controlled by the wife of the Company’s President and CEO.  The Company leases 1200 square feet and has access to common areas.  The lease began July 1, 2008 and had a five-year term.  Effective July 1, 2013, the lease was renewed for an additional five-year term ending in July 2018.

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

Fiscal Quarter Ended	High	Low
2014
January 31	$0.07	$0.04
April 30	$0.14	$0.06
July 31	$0.25	$0.06
October 31	$0.20	$0.05

2015
January 31	$0.23	$0.17
April 30	$0.14	$0.11
July 31	$0.14	$0.11
October 31	$0.04	$0.03

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

Holders of our Common Stock

As of October 31, 2015 the Company had approximately 1,927 shareholders of record, which does not include persons who hold their shares in "street name".

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

Statement of Operations Data:	Year Ended Oct., 31, 2015	Year Ended Oct., 31, 2014
Total revenues	$ 99,452	$ 142,737
Operating expenses	$ 235,934	$ 290,759
Net loss	$ (245,865)	$ (246,527)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)
Shares used in computing basic and diluted loss per share	20,049,630	19,881,321

Balance Sheet Data:	Oct. 31, 2015	Oct. 31, 2014
Working capital deficit	$ (2,445,518)	$ (2,218,863)
Total assets	$ 116,099	$ 105,582
Total liabilities	$ 2,497,970	$ 2,265,588
Shareholder’s deficit	$ (2,381,871)	$ (2,160,006)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis summarizes the financial condition of the Company at fiscal year-end October 31, 2015, and compares that to its financial condition at October 31, 2014.  It also analyzes our results of operations for the year ended October 31, 2015 and compares those results to the year ended October 31, 2014.  This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report.  The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

Overview

During 2015, the Company diversified its revenue to include expanded revenues from its specialty cell lines for research and its cell culture media for both research and clinical applications. These activities resulted in new revenues that partially offset revenue gains during 2014 that did not continue into 2015.  The revenue gains in 2014 compared to 2013 were predominantly from to a single customer whose orders for products and services diminished during the later part of 2014 and 2015 due primarily to an economic downturn in Eastern Europe. We also built on progress made during 2014 by gaining revenue from therapeutic applications of our technology and products. Stem cell technology shows promise in the treatment of several diseases, especially degenerative conditions.  During 2015, results of various clinical trials provided additional support for safety and efficacy, the key characteristics necessary for viable stem cell-based therapies. Stem cell transplantation including various adult stem cells is evolving into a commercial approach to treatment of several diseases and injuries, while embryonic stem cells are being used less and less due to safety concerns.  It is currently thought that stem cells terminally differentiate to replace lost cells in degenerative conditions.  There is also growing evidence indicating that stem cells migrate to sites of injury and inflammation where they secrete biologically active materials supporting or restoring the functionality of existing cells in the body.

Our Clinical Grade MSC-Gro™, a proprietary cell culture media for the expansion of human MSCs, is now being used in clinical trials treating osteoarthritis (OA) outside of the US. This product is manufactured in strict adherence to applicable GMP requirements that is a key property for its use in clinical trials.   Our cell culture media was qualified through extensive testing and has been used in OA clinical trials since May of 2015.  It is used to expand patient-specific MSCs to obtain a sufficient amount of cells for direct injection into afflicted joints to induce cartilage regeneration and other regenerative effects to restore function and decrease pain without requiring joint replacement. These trials are now providing evidence of safety and efficacy.  Osteoarthritis is major global health issue affecting 10% of the US population at an extensive total health care cost. We have gained additional orders for Clinical Grade MSC-Gro™ from this non-US customer throughout 2016.

During 2015, we also made significant advances in our proprietary technology for stem cell therapy through activation of stem cells residing within the body.  It has been known for some time that hematopoietic stem cells could be stimulated to proliferate and differentiate into different types of blood cells.  This activation was also demonstrated for other types of stem cells, both in research conducted by the Company and by other researchers as well.  Thus, the Company was involved in this new approach to stem cell therapy and has formed alliances to facilitate clinical trials using stem cell activation to treat traumatic brain injury including concussion. We have gained favorable FDA review of our clinical trial plans and also filed patent applications as described in greater detail in: Section I, Business Narrative.

Liquidity and Capital Resources

At fiscal year-end October 31, 2015, the Company had a working capital deficit of $2,445,518, consisting of current assets of $49,265 and current liabilities of $2,494,783.  The working capital deficit at October 31, 2015 increased $226,655 from fiscal year end October 31, 2014.  Current assets increased by $2,540, from year-end 2014 to 2015 while total assets increased $10,517 during that time, the former from increased cash and inventory and the latter from capital asset acquisitions including deferred costs associated with certain patent applications and laboratory equipment.  Liabilities increased $232,382 at October 31, 2015 compared to October 31, 2014 due to operating expenses in excess of revenues.  The working capital and shareholder deficits are primarily due to accrued officer salaries and working capital advances owed to the President and CEO, with combined totals of $2,338,690 and $2,123,810 at October 31, 2015 and 2014, respectively.

The Company remains dependent on receipt of additional cash to continue its business plan. The report of the independent accountant that audited the Company's financial statements for the year ended October 31, 2015 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note A to the financial statements attached to this report for a more complete description of this contingency.

During the fiscal year ended October 31, 2015 the Company's financing activities provided $114,742 to support operations.  During that time, the Company's operations used $100,403 of cash compared to $119,978 of cash used during the fiscal year ended October 31, 2014.  The use of cash during 2015 reflects a cash requirement of about $8,400 per month for operations while the cash raised from financing activities was primarily from product revenues, and cash advances provided by its president. While most R&D necessary for the manufacture of the current line of products has been performed previously, the Company focused its efforts on marketing and expansion of its product lines in fiscal year 2015.

The Company had outstanding credit cards and lines of credit totaling $41,321 that provide the Company short-term operating cash resources to the extent any available credit exists.  The Company must continue to service debt and the President personally guarantees most of the Company debt.

Total revenues decreased from $142,737 in 2014 to $99,452 in 2015.  The reduction in total revenue in 2015 was due to unsustained sales orders from a single customer that accounted for the majority of the revenue increase in 2014 compared to 2013.  During 2015, the Company has expanded revenue generation through the addition of sales of its stem cell culture media to a firm performing clinical trials testing safety and efficacy of the treatment of osteoarthritis using patient-derived stem cells. The Company’s clinical grade cell culture media required extensive evaluation to gain approval for this application.   There were also additional regulatory requirements for the manufacture of this product for use in clinical studies involving compliance with FDA standards for clinical grade products.  The initial orders began in early 2015 and have continued subsequently as well.  This increase in orders has been driven by successful clinical results showing evidence of efficacy in osteoarthritis by treatment with MSCs.  Also, there are other revenue generating initiatives at various development stages as described in further detail below (See Results of Operations).  While most revenues to date have been derived from research products, the Company is emphasizing growth of revenue from its clinical products and services, since management believes that there are greater opportunities for revenue growth.  Also, the Company submitted and received exemption from certain FDA requirements for clinical testing of its novel stem cell activation therapy of traumatic brain injury, including concussion.  We have expanded our research products offerings including specialized cells, cell culture media, and other products. We added new products that are gaining market recognition, including cancer associated fibroblasts (CAFs) to support cancer research and several other cellar products with application to drug discovery and drug toxicity determination as well.

The Company is also pursuing other approaches to increase its capital resources such as investment, further out-licensing of its intellectual property, sale of assets or other transactions that may be appropriate.   During the fourth quarter of 2015, the Company retained C. Brooke Ventures, an investment banking firm, to assist in capitalization, M&A activities and assistance in securing appropriate strategic partnerships.  The Company is pursuing opportunities through leads generated by C. Brooke Ventures.

Results of Operations

During the year ended October 31, 2015, the Company realized a net loss of $(245,865), or ($0.01) per share, with $84,704 in revenue from products and an additional $14,748 in revenue from services for total revenue of $99,452.  The net loss in 2015 was $662 less than the net loss of $(246,527), or $(0.01) per share in 2014. Research and development expenses decreased by $30,612 and selling, general and administrative expenses decreased by $24,213 in 2015. Product sales decreased 10.4% during 2015 and total gross revenue decreased by 30%.   As noted elsewhere, the Company is expanding into other markets related to clinical applications of stem cell technology. Additional detail regarding specific operational achievements during 2015 is presented elsewhere in this report (Part I. Item 1: Business narrative).

Total operating expenses were $235,934 and $290,759 for the years ended October 31, 2015 and 2014, respectively, representing a decrease of $54,825, or 19%.  Research and development expenses decreased by $30,612 during fiscal year 2015 compared to fiscal year 2014.  While the R&D necessary for launch of its initial products was completed previously, the Company continues its development of existing and new products including cell culture media formulations, cell lines and cells derived from MSCs. During 2015 our operations grew to include services and products for use in the expansion of the Company’s products, technology and expertise into clinical applications. Bioanalytical capabilities were expanded with regard to biomarker serum profiling and in the development of several new cell-based assays.  We expanded our specialty cell lines, including CAFs and stem cell-derived cells. We also expanded our stem cell activation therapy for treatment of traumatic brain injury.  We gained an IND exemption from the FDA and also filed patent applications related to our materials, applications and diagnostic procedures for the treatment of various neurological conditions by stem cell activation. We also advanced collaborations with a key partner with facilities and resources necessary to conduct TBI clinical trials

RISK FACTORS

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

Our business plan makes certain assumptions concerning the regulatory approval pathway for our planned diagnostic and therapeutic products.  While such assumptions are based on the guidance of regulatory consultants, there is no assurance the FDA or EMA (European Medicines Agency) will agree with our conclusions, which could result in a longer, more costly process than we are currently anticipating.

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

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities including the EMA, due to a number of factors, including:

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

Even if U.S. regulatory approval or clearance is obtained, the FDA or EMA can impose significant restrictions on a product’s indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as current Good Manufacturing Practices, or “CGMPs”, a regulatory agency may:

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates, Inc.

2.	Balance Sheets at October 31, 2015 and 2014.

3.	Statements of Operations for the years ended October 31, 2015 and 2014.

4.	Statement of Changes in Shareholders’ Deficit for the period October 31, 2013 through October 31, 2015.

5.	Statements of Cash Flows for the Years Ended October 31, 2015 and 2014.

6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors

Vitro Diagnostics, Inc.

We have audited the accompanying balance sheets of Vitro Diagnostics, Inc., as of October 31, 2015 and 2014, and the related statements of operations, shareholders’ (deficit), and cash flows for the each of the two years in the period ended October 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitro Diagnostics, Inc. as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at October 31, 2015, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
September 16, 2016

VITRO DIAGNOSTICS, INC.
Balance Sheets
	October 31, 2015	October 31, 2014
Assets
Current assets:
Cash	$ 5,272	$ 2,767
Accounts receivable, net of allowances of $-0- and $2,500	5,030	2,635
Accounts receivable - related parties	10,123	18,993
Inventory, at cost	28,840	22,330
Total current assets	49,265	46,725

Equipment, net of accumulated depreciation of $134,164 and $121,560	44,079	41,851
Patents, net of accumulated amortization of $20,392 and $17,195	11,583	14,780
Deferred costs	9,723	777
Other assets	1,449	1,449
Total assets	$ 116,099	$ 105,582
Liabilities and Shareholders' Deficit
Current liabilities:
Current maturities on capital lease obligation	$ 8,308	$ 22,957
Lines of credit	41,321	38,923
Accounts payable	63,808	47,976
Accounts payable - related parties	34,469	29,766
Other accrued liabilities	8,187	2,156
Advances and accrued interest payable to officer	1,132,732	917,852
Accrued payroll expenses	1,205,958	1,205,958
Total current liabilities	2,494,783	2,265,588
Capital lease obligation	3,187	-
Total liabilities	2,497,970	2,265,588
Commitments and contingencies (Notes 1, 2, 3, 4, 5, 6, 8, 9)
Shareholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
20,371,822 and 19,971,822 shares issued and outstanding	20,371	19,971
Additional paid-in capital	5,456,447	5,432,847
Services prepaid with common stock	-	-
Accumulated deficit	(7,858,689)	(7,612,824)
Total shareholders' deficit	(2,381,871)	(2,160,006)
Total liabilities and shareholders' deficit	$ 116,099	$ 105,582

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Operations
	For the Years Ended
	October 31,
	2015	2014
Product sales	$ 84,704	$ 94,582
Cost of goods sold	(21,651)	(23,019)
Gross profit	63,053	71,563
Professional services income	14,748	48,155
Net revenue	77,801	119,718

Operating costs and expenses:
Research and development	152,019	182,631
Selling, general and administrative	83,915	108,128
Total operating costs and expenses	235,934	290,759
Loss from operations	(158,133)	(171,041)

Other income (expense):
Interest expense	(87,732)	(75,486)
Loss before income taxes	(245,865)	(246,527)

Provision for income taxes	-	-
Net loss	$ (245,865)	$ (246,527)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Shares used in computing net loss per common share:
Basic and diluted	20,049,630	19,881,321

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statement of Changes in Shareholders' Deficit
						Services
					Additional	Prepaid with
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Par Value	Capital	Stock	Deficit	Total
Balance, October 31, 2013	-	-	19,803,403	$ 19,803	$ 5,413,015	$ -	$ (7,366,297)	$ (1,933,479)
Prepaid services earned	-	-	-	-	-	20,000	-	20,000
Common stock issued to directors for services	-	-	168,419	168	19,832	(20,000)	-	-
Net loss for the year ended October 31, 2014	-	-	-	-	-	-	(246,527)	(246,527)
Balance, October 31, 2014	-	-	19,971,822	19,971	5,432,847	-	(7,612,824)	(2,160,006)
Common stock issued for services	-	-	400,000	400	23,600	-	-	24,000
Net loss for the year ended October 31, 2015	-	-	-	-	-	-	(245,865)	(245,865)
Balance, October 31, 2015	-	-	20,371,822	$ 20,371	$ 5,456,447	$ -	$ (7,858,689)	$ (2,381,871)

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.
Statements of Cash Flows
	For the Years Ended
	October 31,
	2015	2014

Cash Flows from operating activities:
Net loss	$ (245,865)	$ (246,527)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt expense	5,037	2,500
Depreciation and amortization	15,801	17,664
Impairment of deferred patent costs	-	13,460
Stock based compensation	24,000	20,000
Changes in current assets and current liabilities:
Increase in accounts receivable, inventories,
prepaid expenses and deposits	(5,072)	(15,499)
Increase in accounts payable and accrued expenses	105,696	88,424
Net cash used in operating activities	(100,403)	(119,978)

Cash flows from investing activities:
Purchases of equipment	(2,888)	(1,255)
Payments for patents and deferred costs	(8,946)	(1,408)
Net cash used in investing activities	(11,834)	(2,663)

Cash flows from financing activities:
Proceeds from advances from officer	135,750	141,100
Draws (payments) on lines of credit, net	2,398	1,631
Principal payments on capital lease	(23,406)	(19,520)
Net cash provided by financing activities	114,742	123,211

Net change in cash	2,505	570
Cash, beginning of year	2,767	2,197
Cash, end of period	$ 5,272	$ 2,767

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 8,602	$ 9,658
Income taxes	$ -	$ -
Non-cash investing and financing activities:
Common stock issued to directors for services	$ -	$ 20,000
Common stock issued for services	$ 24,000	$ -
Purchase of equipment under capital lease	$ 11,944	$ 44,300

The accompanying notes are an integral part of these financial statements

VITRO DIAGNOSTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits of $(2,445,518) and $(2,381,871), respectively, at October 31, 2015, which raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has financed its operations primarily through cash advances from the Company’s president, as well as through various private placements of equity securities.  Since the year ended October 31, 2013, the President has advanced the Company a total of $276,850 for working capital on an “as needed” basis, including $135,750 during the year ended October 31, 2015.  There is no assurance that these advances will continue in the future.

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

Accounts receivable

Accounts receivable consists of amounts due from customers.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.  At October 31, 2015 and 2014, accounts receivable are net of allowances of $-0- and $2,500.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market.  Finished goods inventories include certain allocations of labor and overhead.  At October 31, 2015 and 2014, finished goods included $6,911 and $5,915, respectively, of labor and overhead allocations.  Inventories consisted of the following:

	October 31, 2015	October 31, 2014
Raw materials	$ 16,748	$ 12,702
Finished goods	12,092	9,628
	$ 28,840	$ 22,330

Shipping and freight costs

All freight costs associated with the receiving of goods and materials are expensed during the period in which it is received.  For the years ended October 31, 2015 and 2014, $11,463 and $6,291, respectively, are included in research and development (“R&D”) costs in the accompanying statements of operations.

Shipping costs for products shipped to customers, if any, is generally charged to the customer at invoicing and are considered a component of the sale transaction.  For the years ended October 31, 2015 and 2014, $2,080 and $1,464, respectively, are included in product sales in the accompanying statements of operations.

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

Property, equipment and depreciation

Property and equipment, generally consisting of laboratory equipment and office equipment and furniture, are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method. Depreciation expense totaled $12,604 and $14,468 for the years ended October 31, 2015 and 2014, respectively. We include assets acquired under capital leases in property and equipment, which are depreciated over the assets useful lives consistent with other capital assets. Depreciation expense includes $9,656 and $10,419 of depreciation expense associated with assets acquired under capital leases for the years ended October 31, 2015 and 2014, respectively. Total costs of assets acquired under capital leases were $122,269 and $110,325 at October 31, 2015 and 2014, respectively. Total accumulated depreciation associated with those capital leased assets was $84,541 and $74,884 at October 31, 2015 and 2014, respectively.

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

The Company amortizes patents over a period of ten years. Amortization expense totaled $3,197 and $3,196 for the years ended October 31, 2015 and 2014, respectively.

Estimated future amortization expense for each of the next fiscal years is as follows:

Year Ended October 31,
2016	$ 3,198
2017	3,198
2018	3,198
2019	1,989
$ 11,583

At October 31, 2015, the Company had one patent as follows:

Generation and differentiation of adult stem cell lines	$31,975
(This patent is for a proprietary stem cell line with potential application to treatment of diabetes in both animals and humans.)
Less accumulated amortization	(20,392)
$11,583

In October 2014, the Company incurred costs relating to the provisional filing of a new United States patent application entitled “Treatment of Neurological Conditions by Activation of Neural Stem Cells”.  These costs totaled $7,224 and $777 at October 31, 2015 and 2014, respectively, and are included as deferred patent costs in the accompanying balance sheets.  Three patent applications are now pending review in the US, UK and Australia.

In January 2015, the Company incurred costs relating to the upcoming filing of a new patent application related to its stem cell therapy of horses.  The Company deposited its proprietary cell line known as EquaCell as the initial step in the process of filing this application.  These costs totaled $2,500, and are included as deferred patent costs in the accompanying balance sheet at October 31, 2015.

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

The Company periodically reviews the carrying amount of its long-lived assets for possible impairment. The Company recorded no asset impairment charges during the year ended October 31, 2015. The Company recorded asset impairment charges totaling $13,460 associated with certain patent applications for the year ended October 31, 2014. A contingency exists with respect to these matters, the ultimate resolution of which cannot presently be determined.

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

For the year ended October 31, 2015, 65% of the Company’s total revenues were attributed to customers of a company controlled by a former director who resigned his position on March 30, 2015.  Two additional customers accounted for 22% of the Company’s revenues during the same period.  Of the remaining 13%, no significant concentrations existed.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $7,554 and $4,724 for the years ended October 31, 2015 and 2014, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivable.  As of October 31, 2015 and 2014, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Net loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  For each of the years ended October 31, 2015 and 2014, common stock equivalents of 300,000 representing fully vested outstanding stock options, were not included in the diluted per share calculation as all potentially dilutive securities were anti-dilutive due to the net losses in the periods.

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

Recent accounting standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). This ASU supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is in the process of assessing the impact of the adoption of accounting standards update ASU No. 2014-09 on its consolidated financial statements.

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

There were various other accounting standards and interpretations issued during 2015 and to date none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

NOTE 2: RELATED PARTY TRANSACTIONS

Advances and accrued interest payable to officer

Through October 31, 2015, the Company’s President had advanced the Company a total of $853,864 used for working capital including $135,750 during the year ended October 31, 2015.  The advances are uncollateralized, due on demand and accrue interest on the unpaid principal at a rate of 10% per annum.  Accrued interest payable on the advances totaled $278,868 and $199,738 at October 31, 2015 and 2014, respectively.  The total advances plus accrued interest totaling $1,132,732 and $917,852 at October 31, 2015 and 2014, respectively, are included as “Advances and accrued interest payable to officer” in the accompanying financial statements.

Employment agreements and accrued compensation

Effective May 1, 2008, the Company entered into an Executive Employment Agreement with its President. The Agreement established annual base salaries of $80,000, $85,000, and $90,000 over the three years of the Agreement, which was to expire on April 30, 2011. On April 27, 2011, the Company’s board of directors ratified a modification to the original agreement establishing an annual base salary of $12,000 per year, effective February 1, 2011 and continuing for three years, expiring February 2, 2014.  The agreement has expired and the Company is contemplating its options regarding the compensation of the President.  The Agreement also provided for incentive compensation based on the achievement of minimum annual product sales and an option to purchase one million shares of the Company’s common stock that includes contingent vesting requirements. As of October 31, 2015, 100,000 of these common stock options were vested, and are exercisable at $0.19 per share and expire in July 2018.  These options are further discussed in Note E under the “Stock options granted to officer” caption.

The Company has accrued the salaries of its President due to a lack of working capital.  Total accrued salaries and payroll taxes were $1,205,958 as of both October 31, 2015 and 2014.  The President’s accrued salaries totaled $1,158,422 as of both October 31, 2015 and 2014.  His salary is allocated 70% to research and development and 30% to administration.

In addition, accrued salaries totaling $833 are due a former executive officer from a previous employment agreement.

Total accrued payroll taxes on the above salaries totaled $46,703 at both October 31, 2015 and 2014.

Office lease

On July 1, 2008, the Company entered into a five-year non-cancelable operating lease for a facility located in Golden, Colorado, which expired in June 2013.  Effective July 1, 2013, the lease was renewed for an additional five-year term expiring July 2018.  The facility has been leased from a company that is owned by the President’s wife.

Minimum future rent payments for the remaining term of the lease are as follows:

Fiscal Year Ending October 31,
2016	$ 33,168
2017	33,168
2018	22,112
Total	$ 88,448

The total rental expense was $27,100 and $26,619 and for the years ended October 31, 2015 and 2014, respectively.  At October 31, 2015 and 2014, $29,284 and $26,135, respectively, were unpaid and are included in accounts payable - related parties in the accompanying balance sheets.

Sales and Accounts Receivable

Of the total revenues for the years ended October 31, 2015 and 2014, $64,235 and $28,528, respectively, was derived from customers of a company controlled by a former director who resigned his position on March 30, 2015.

At October 31, 2015 and 2014, $10,123 and $18,993, respectively, of these sales had not yet been collected.

Other

The President has personally guaranteed all debt instruments of the Company including all credit card debt.

NOTE 3: INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (formerly Statement of Financial Accounting Standard No., 109, Accounting for Income Taxes). Under the provisions of ASC 740, a deferred tax asset or liability (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or proceeding years.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Years ended October 31,
	2015	2014
Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.06%	3.06%
Stock based compensation	-3.62%	-3.01%
Valuation allowance	-33.44%	-34.05%

Effective income tax rate	0.00%	0.00%

The primary components of the Company’s deferred tax assets are as follows:

	Years ended October 31,
	2015	2014
Net operating loss	$ 810,024	$ 727,801
Accrued officer salaries	446,928	446,928

Total cumulative deferred tax assets	1,256,952	1,174,729
Valuation allowance	(1,256,952)	(1,174,729)
Effective income tax asset	$ -	$ -

At October 31, 2015, deferred taxes consisted of a net tax asset of $1,256,952, due to operating loss carry forwards of $2,185,709 and accrued officer salaries of $1,205,958, which was fully allowed for in the valuation allowance of $1,256,952.  At October 31, 2014, deferred taxes consisted of a net tax asset of $1,174,729, due to operating loss carry forwards of $1,963,844 and accrued officer salaries of $1,205,958, which was fully allowed for in the valuation allowance of $1,174,729.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2015 and 2014 totaled $82,223 and $82,784, respectively.  Net operating loss carry forwards will expire in various years through 2035.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

The Company is delinquent on filing its federal and state tax returns and may be subject to penalties and interest.  As a result, income tax returns for all fiscal years beginning with October 31, 2004, when filed, are subject to examination by tax authorities.  A contingency exists with respect to these matters, the ultimate resolution of which may not be presently determined.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change is severely restricted and will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE 4: LINES OF CREDIT

The Company has a $12,500 line of credit, of which $678 was unused at October 31, 2015.  The interest rate on the credit line was 21.90% at October 31, 2015.  The credit line is collateralized by the Company’s checking account.  Principal and interest payments are due monthly.

At October 31, 2015 the Company also had three credit cards with a combined credit limit of $30,700.

At October 31, 2015 the balance on these credit cards was $29,500, representing total remaining credit available of $1,200 at October 31, 2015.  The interest rates on the credit cards range from 10.24% to 29.4%, with a weighted average rate of 13.02% at October 31, 2015.

NOTE 5: CAPITAL LEASE OBLIGATIONS

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

Future maturities of the Company’s capital lease obligations are as follows:

Fiscal year ended October 31,

Payments due:	2016	$ 8,897
	2017	3,264

Less imputed interest		(666)
Present value of minimum lease payments		$ 11,495

The president of the Company has personally guaranteed the lease obligations.

NOTE 6: SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $.001 par value preferred stock, of which none were issued and outstanding at either October 31, 2015 or 2014.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

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

On August 18, 2014, the Company’s Board of Directors ratified the issuance of 53,476 shares of the Company’s common stock to Mr. Jeff Liter, Director, as compensation for services for fiscal year ending October 31, 2014.  The transaction was valued at $10,000 or $0.187 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  As a result, $10,000 was charged to operations as stock compensation expense for the year ended October 31, 2014.

On April 1, 2014, the Company’s Board of Directors ratified the issuance of 114,943 shares of the Company’s common stock to Mr. Pete Shuster, Director, as compensation for services for fiscal year ending October 31, 2014.  The transaction was valued at $10,000 or $0.087 per share, which was the weighted average closing price of the Company’s common stock for the last twenty days preceding the date of the transaction.  As a result, $10,000 was charged to operations as stock compensation expense for the year ended October 31, 2014.

No stock compensation expense regarding Director compensation was incurred during the year ended October 31, 2015.

As of both October 31, 2015 and 2014, no shares previously issued to directors or members of advisory boards were unearned.

Advisory Services Agreement: On August 21, 2015 the Company entered into an agreement (the "Agreement") with C. Brook Ventures, Inc. ("CBV") pursuant to which CBV will provide non-exclusive advisory services related to the Company's exploration of strategic alternatives to enhance stockholder value.

Under the terms of the Agreement, the Company agreed to pay CBV a retainer of $5,000 and issue to CBV an aggregate of 400,000 shares of common stock, $.001 par value. The shares are "restricted securities" under the Securities Act of 1933, as amended.  The shares issued were valued at $0.06, representing the closing price of the Company’s common stock on August 21, 2015, resulting in a total valuation of $24,000, which was charged to operations for the year ended October 31, 2015 and is included in Selling, general and administration expenses on the accompanying Statement of operations.

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

The fair value of the warrant was determined to be $23,230, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.95%
Dividend yield	0.00%
Volatility factor	166%
Expected life	3 years

Since the Warrant is only exercisable upon the consummation of a transaction with a third party, it is considered a contingency.  Therefore, the value of the Warrant will be recorded as compensation expense if and when the contingency has been met. As well, the warrants have been excluded from consideration of diluted earnings per share calculations due to this contingency.

The Company had no other warrants to purchase common stock outstanding at either October 31, 2016 or 2015.

Stock options granted to officer

On May 1, 2008, the Company granted a non-qualified stock option to its President to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.19 per share, and expire in 2018. On the grant date, the traded market value of the stock was $0.19 per share. The options vest upon the achievement of certain contingencies. As a result of the patent license agreements in March 2011, a contingency was met resulting in the vesting of 100,000 of these options. None of the other contingencies have been met as of October 31, 2015, and as of that date $170,100 of unamortized stock compensation expense remains for the unvested portion of these options. Both the weighted average exercise price and weighted average fair value of these options on the grant date were $0.19.

The fair value of the options was determined to be $189,000, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.68%
Dividend yield	0.00%
Volatility factor	229%
Weighted average expected life	6.5 years

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

At October 31, 2015 a total of 543,500 options had been issued under the Plan, of which 343,500 have expired. The 200,000 options outstanding and vested under the Plan have a weighted average exercise price of $0.08 per share with a weighted average remaining contractual life of 0.28 years at October 31, 2015. These options expired unexercised in February 2016. Three hundred thousand outstanding options that had not yet vested with an exercise price of $0.17 per share expired in April 2015. For either the years ended October 31, 2015 or 2014, no compensation expense was recognized for options under the Plan. No additional options may be issued under the Plan.

The following schedule summarizes the changes in the Company’s stock options including non-qualified options and options issued under the 2000 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at October 31, 2013	1,500,000	$0.08 to $0.19	3.75 years	$ 0.17
Options granted	-
Options exercised	-
Options expired	-
Balance at October 31, 2014	1,500,000	$0.08 to $0.19	2.75 years	$ 0.17
Options granted	-
Options exercised	-
Options expired	(300,000)	$ 0.17	-	$ 0.17
Balance at October 31, 2015	1,200,000	$0.08 to $0.19	2.33 years	$ 0.17
Exercisable at October 31, 2015	300,000	$0.08 to $0.19	1.10 years	$ 0.12

NOTE 7: CONSULTING AGREEMENTS

On November 1, 2013, the Company signed a consulting agreement with a financial advisory firm to provide consulting services regarding corporate development and evaluation of strategic financing options that may be available to the Company.  In consideration for these services, the consultant received $5,000 upon execution of the agreement, and was entitled to an additional $2,500 per month until termination of the agreement.  In addition, the consultant would have been entitled to compensation for certain completed strategic transactions dependent upon the terms of the completed transaction.  The initial term of the agreement was two months from execution of the agreement, after which the agreement would automatically renew unless terminated by written notice by either party. On April 1, 2014, the Company’s Board of Directors elected to terminate the agreement effective March 31, 2014. For the year ended October 31, 2014 a total of $15,000 had been paid the consultant and is included in selling, general and administrative expenses in the accompanying statement of operations.

NOTE 8: PATENT LICENSE AGREEMENT

Effective March 30, 2011, the Company entered into a Technology License, License Option and Technical Assistance Agreement with a former officer of the Company, granting him an exclusive license covering two of the Company’s patents: United States Patent Number 5,990,288, Method for Purifying FSH and United States Patent Number 6,458,593 B1, Immortalized Cell Lines and Methods of Making The Same. The patents are related to treatment of infertility and know-how relating to the commercial production and cellular generation of the hormone, follicle-stimulating hormone and related gonadotropin hormones for use in the treatment of infertility in both humans and animals.  In addition, the License grants the exclusive option to license a pending patent application for the commercial production of clinical grade gonadotropin hormones and, in addition, the Company’s intellectual property related to generation of crude materials containing gonadotropin hormones from certain cellular sources. The License has an initial term of five years and shall be automatically renewed for additional two year periods until terminated by either party; however, the license can be terminated after two and one-half years if there have been no sales of licensed products.  The parties to this patent license have developed additional business collaborative opportunities involving the Company’s stem cell products, know-how and IP especially related to regenerative medicine applications of modern stem cell technology.  While this agreement has been inactive, there continues to be opportunities for commercialization, and as such the Company has elected not to terminate this agreement at the present time.

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2015 and through the date the financial statements were available to be issued to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements, except the following:

Convertible Promissory Note: On November 4, 2015, the Company issued a 6% unsecured convertible promissory note in the principal amount of $36,288 in favor of the Company’s attorney representing accrued and unpaid fees for legal services rendered for the Company.  The note is due on 30 days’ demand. The note principal and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.04 per share, which was the closing price of the Company’s common stock on the over-the-counter market on November 4, 2015 the date when the terms of the note were agreed upon.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of October 31, 2015, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions.  The Company has not implemented measures that would prevent the President from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  In addition, the Company engaged a financial consultant to review financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.  (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions.  (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the year ended October 31, 2015. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company’s financial statements in a future annual or interim period.  Management is aware of these issues and is planning to implement more stringent controls in the future.

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

(b)  Changes in Internal Control over Financial Reporting.  During fiscal year ended October 31, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals served as officers and directors of the Company during fiscal 2015:

Name	Age	Position
James R. Musick, Ph.D.	69	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary
Pete Shuster	56	Former Director who resigned 3-30-2015
Jeffrey Liter	58	Former Director who resigned 11-27-2015

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

Prior to his position at PCT, Jeff served as managing director of On Point Consulting, a post- acquisition consulting service specialized in the life sciences industry.    From January 2010 to September 2011, he was Director of Strategy, Business Development and Licensing for Beckman Coulter where he was responsible for business development of the immunoassay and molecular diagnostics group. From December 2008 to January 2010 he was managing director of On Point Consulting.  From October 2006 to November 2008, he was Vice President of Corporate Business Development for ADC Telecommunications, a global leader in telecommunications.  He led MandA, minority investments, strategic partnerships, divestitures and business unit strategy development while at ADC.  From 1999 to 2006 he held other positions with ADC Telecommunications including Director of Corporate Development. He received a BS from Illinois State University in 1978 and a MBA degree from the University of Minnesota – Carlson School of Management in 1986.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of (i) the principal executive officer of the Company; (ii) any person who served as the principal executive officer during the last fiscal year, and (iii) the other individual who served as an executive officer at the end of the last fiscal year (the “Named Officers”):

SUMMARY COMPENSATION TABLE

Name	Year ended October 31,	Salary	Total
James R. Musick, Chairman	2015	$0	$0
President, Chief Executive	2014	$0	$0
Officer, Chief Operating Officer, Chief Financial Officer

Employment Contracts

The Company was not subject to any employment agreements at October 31, 2015.  The most recent employment agreement between the Company and its President, which provided for compensation at the rate of $12,000 per year, expired February 2, 2014.  Since its expiration, he has received no compensation.

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

Each board member is entitled to be reimbursed for reasonable expenses incurred in attending meetings or other service to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended October 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	(#)	(#)	($)

	James R. Musick	100,000	0	900,000	$0.19	7/29/2018	0	0	0	0
	James R. Musick	200,000	0	0	$0.08	2/10/2016	0	0	0	0

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

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	200,000(1)	$0.08	0
Equity compensation plans not approved by security holders	100,000(2)	$0.19	0
TOTAL	300,000	$0.12	0

1.

These options expired in February 2016.

2.

Does not include options to purchase 900,000 shares of common stock which have not yet been earned based upon the conditions of the initial grant.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 15, 2016 based solely on information available to the Company, with respect to the ownership of the Company's common stock by all officers and directors individually, all officers and directors as a group, and all shareholders known to the Company to hold beneficially more than five percent (5%) of the Company's common stock.  The percentages in the table assume that any options or warrants owned by the beneficial owner exercisable within 60 days are exercised, but that no other outstanding options or warrants are exercised.  At August 15, 2016 the Company had outstanding 20,391,822 shares of common stock, the only class of voting stock outstanding.

The following shareholders have sole voting and investment power with respect to the shares, unless it is indicated otherwise.

Name and Address of Beneficial Owner	Number of Shares	%
Officers and Directors

James R. Musick(1) (2) 4621 Technology Drive, Golden, Colorado 80403	6,173,665	28.9

Pete Shuster 4621 Technology Drive, Golden, Colorado 80403	0	0.00

Jeffery Liter 4621 Technology Drive, Golden, Colorado 80403	53,476	0.26

Officers and Directors as a group(1) (2) (3 individuals)	6,227,141	29.1

___________________

(1)

Includes 1,000,000 options to acquire shares of common stock.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2015	2014
Audit Fees	$ 16,750	$ 20,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$ 16,750	$ 20,750

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed or incorporated by reference into this Report:

No.	Description
1	Not applicable.
2	Not applicable.
3.1.1(1)	Articles of Incorporation of the Company as filed March 31, 1986 with the Nevada Secretary of State.
3.1.2(2)	Certificate of Merger of Domestic and Foreign Corporations as filed December 17, 1986 with the Nevada Secretary of State.
3.1.3(3)	Certificate of Amendment of Articles of Incorporation as filed February 6, 1987 with the Nevada Secretary of State.
3.1.4(2)	Certificate of Amendment of Articles of Incorporation as filed May 18, 1988 with the Nevada Secretary of State.
3.1.5(4)	Amended and Restated Articles of Incorporation of the Company , as filed July 20, 2001 with the Nevada Secretary of State
3.2(3)	Bylaws of the Company.
4.1(3)	Specimen certificate for Common Shares, $.001 par value per share.
9	Not applicable.
10.1(5)	Equity Incentive Plan dated October 9, 2000
10.2	Promissory note issued by the Company to James R. Musick dated October 31, 2007.
10.3(6)	Executive Employment Agreement between the Company and James R. Musick dated April 1, 2005.
10.4(7)	Common Stock and Warrant Purchase Agreement
10.5(8)	Form of Class A Warrant Agreement
10.6(9)	License Agreement with James T. Posillico, Ph.D.
10.7(10)	Amendment No. 1 to License Agreement with James T. Posillico, Ph.D.
10.8(11)	Agreement with C. Brook Ventures, Inc. dated August 21, 2015
11	Not applicable.
13	Not applicable.
14	Not applicable.
16	Not applicable.
18	Not applicable.
20	Not applicable.
21	Not applicable.
22	Not applicable
23	Not applicable.
24	Not applicable.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Not applicable.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

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

(7)

Filed as Exhibit 10.1 to the Form 8-K dated January 31, 2008 and incorporated herein by reference.

(8)

Filed as Exhibit 10.2 to the Form 8-K dated January 31, 2008 and incorporated herein by reference.

(9)

Filed as an Exhibit to the Form 8-K dated March 30, 2011 and incorporated herein by reference.

(10)

Filed as an Exhibit to the Form 8-K/A-1 dated June 27, 2011 and incorporated herein by reference.

(11)

Filed as an Exhibit to the Form 8-K dated August 27, 2015 and incorporated herein by reference.

*

Filed herewith

**

Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Aurora, Colorado on the 20th day of September, 2016.

VITRO DIAGNOSTICS, INC.

By:

/s/ James R. Musick

James R. Musick, Chairman

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

_/s/ James R. Musick James R. Musick	President, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Director	September 20, 2016