Form 10-K
period 2022-10-31
Vitro Biopharma, Inc.
filed 2023-01-30
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-17378

VITRO BIOPHARMA, INC.

(Exact name of Registrant as specified in its charter)

Nevada	84-1012042
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3200 Cherry Creek Drive South, Suite 720 Denver, Colorado	80209
(Address of principal executive offices)	(Zip code)

(855) 848-7627

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company is unable to calculate the aggregate market value for its Common Stock, as there is presently no market for the Common Stock and there was no market and no quotations as of the last business day of the Company’s most recently completed second fiscal quarter.

As of January 27, 2023, there were outstanding 115,160,180 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the timing of commencement and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing for enrollment and the timing and availability of data from such studies;

●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our expectations with regard to the timing of submission of an amended request for ODD (as defined below) and the eligibility of PTHS (as defined below) or any other indications to qualify for ODD or any other regulatory incentives;

●	our expectations with respect to entry into clinical trial agreements and other agreements with contract research organizations (“CROs”), potential collaborators and clinical trial sites for our preclinical studies and clinical trials;

●	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;

●	developments and projections relating to our competitors and our industry and the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development and commercialization of our product candidates, including additional disease states or indications we may pursue;

●	our expectations regarding future sales of our other products, including MSC-Gro (as defined below), and future revenues from our agreement with European Wellness;

●	the potential effects of public health crises, such as the COVID-19 pandemic, on our preclinical and clinical programs and business;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our ability to effectively manage our growth, including the need to hire additional personnel and our ability to attract, recruit and retain such personnel, and maintain our culture;

●	our ability to fund the acquisition of fully automated closed system bioprocessing and other equipment and for the development of a new current Good Manufacturing Practices (“cGMP”) compliant manufacturing facility we expect to lease;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our plans and ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates, and to continue as a going concern;

●	the performance of our third-party suppliers, CROs and manufacturers;

●	our financial performance; and

●	the period over which we estimate our existing cash will be sufficient to fund our future operating expenses and capital expenditure requirements.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

REFERENCES

Unless the context indicates otherwise, (i) the terms “Vitro,” the “Company,” “we,” “us” and “our” refer to Vitro Biopharma, Inc., and its consolidated subsidiaries; (ii) “Securities Act” refers to the Securities Act of 1933, as amended; and (iii) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended. This Report also may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Report are the property of their respective owners.

PART I

Item 1. Business

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two U.S. Food and Drug Administration (“FDA”) Investigational New Drug (“IND”) applications to assess the safety and efficacy of AlloRx Stem Cell therapy in Pitt Hopkins syndrome (“PTHS”) and post-acute sequelae to SARs-CoV-2 (“PASC”), or long COVID (“Long COVID”), and expect to commence those trials sometime in 2023 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including providing research services and through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, LLC (“InfiniVive MD”), our wholly-owned subsidiary, which helps to alleviate our capital expenses.

Our lead investigational product candidate is our cell-based therapy product (“AlloRx Stem Cell therapy”), which is based on our proprietary AlloRx® stem cells (“AlloRx Stem Cells”) that are derived from culture-expanded mesenchymal stem cells (“MSCs”) sourced from the Wharton’s jelly of umbilical cords donated by healthy volunteers following childbirth. During our manufacturing process, we utilize our proprietary specialty culture media, MSC-Gro™ (“MSC-Gro”), to support the growth and expansion of MSCs from umbilical cords to create AlloRx Stem Cells. MSC-Gro has been developed by us over 20 years of research and development. We have also developed other cell culture processes that are applied during our manufacturing process, which, together with MSC-Gro, we believe confers additional benefits to AlloRx Stem Cells and generates increased adenosine triphosphate (“ATP”) expression (an energy molecule), viability, immunosuppression measurement and yield.

We believe that AlloRx Stem Cell therapy makes a compelling product candidate to further evaluate in clinical trials for the potential treatment of inflammatory and autoimmune disorders. Through clinical trials in the United States, we intend to explore the potential of AlloRx Stem Cell therapy to reduce inflammation, stimulate tissue repair and balance immune system response, among other things. In addition to inflammatory disorders, we intend to evaluate the potential of AlloRx Stem Cell therapy to combat immune dysregulation in patients affected by autoimmune disorders based on results from our pre-clinical research described below, including the observed ability of MSCs to secrete concentrations of certain immunomodulatory substances, including indoleamine 2,3-dioxygenase (“IDO”). We also believe AlloRx Stem Cell therapy is an attractive option to further evaluate in the potential treatment of various neurodegenerative diseases.

We are currently focused on the treatment of inflammatory and autoimmune disorders, which represent a significant burden to society and the healthcare systems. There are over 80 recognized autoimmune disorders, which are caused by an acute or chronic imbalance in the immune system where the immune system recognizes proteins of the body as foreign and elicits a specific immune response that leads to the immune system improperly attacking certain bodily tissues, cells or organs (for example, in MS (as defined below), the immune system recognizes myelin basic protein as foreign). Some inflammatory and autoimmune conditions are caused by genetic or environmental factors, or a combination of both, while others may be caused from complications associated with other diseases or trauma or the treatment of other diseases or trauma. In general, inflammatory and autoimmune disorders share certain biological characteristics, in that the immune system imbalance results from the improper activation of certain immune cells that can lead to extensive tissue damage and destruction and cause pain and loss of function. Inflammatory and autoimmune disorders represent major areas of unmet clinical needs, as well as substantial commercial opportunities.

Our Science

The starting raw material source for AlloRx Stem Cells is the Wharton’s jelly of donated umbilical cords (“UCs”). Based on extensive pre-clinical studies and research conducted by us and third-parties, as further described below (see “—AlloRx Stem Cell therapy for Various Indications: a Scientific Approach”), we believe UC-derived MSCs like AlloRx Stem Cells may have advantages compared to MSCs derived from other starting raw material sources, such as MSCs derived from bone-marrow (“BM-MSCs”), adipose/fat (“AD-MSCs”), and placenta (“P-MSCs”). In our extensive pre-clinical, in vitro studies described below, we analyzed various biological characteristics of AlloRx Stem Cells (UC-derived MSCs) in head-to-head comparisons to AD-MSCs, BM-MSCs, and P-MSCs, including:

Growth rate. Because MSCs must be expanded in vitro prior to use in a clinical setting, we believe that the growth and expansion characteristics of MSCs in vitro are an important consideration. In a pre-clinical, in vitro study, we analyzed MSCs’ growth in cell cultures in head-to-head comparisons and observed that AlloRx Stem Cells (UC-derived MSCs) doubled in size in vitro after only 25 hours, as compared to longer doubling times of 35 hours, 40 hours and 53 hours for AD-MSCs, P-MSCs and BM-MSCs, respectively, indicating an increased growth rate of AlloRx Stem Cells as compared to these other MSCs. Pre-clinical studies conducted by third parties using other UC-derived MSCs also support our observations described above. In a pre-clinical, in vitro study conducted by Jin-Hee Kim, et al. (the “Kim Study”) analyzing the immunological characteristics of UC-derived MSCs in a head-to-head comparison to AD-MSCs and MSCs derived from periodontal ligaments (“PL-MSCs”), it was observed that UC-derived MSCs doubled in size in vitro after only 32.1 hours, whereas PL-MSCs doubled after 42.7 hours and AD-MSCs doubled after 56.4 hours (Jin-Hee Kim et al, “Comparison of Immunological Characteristics of Mesenchymal Stem Cells from the Periodontal Ligament, Umbilical Cord, and Adipose Tissue,” Volume 2018 Hindawi Stem Cells International, 1-12, 1 April 2018).

Immunomodulatory potency by quantification of γ-IFN-induced IDO activity: In a pre-clinical, in vitro study, we analyzed the immunomodulatory potency of AlloRx Stem Cells (UC-derived MSCs) in a head-to-head comparison to AD-MSCs, BM-MSCs, and P-MSCs by measuring the activity of γ-IFN-induced IDO, as quantified by the conversion of tryptophan to kynurenine. IDO, an immunomodulatory substance secreted by MSCs, initiates the conversion of tryptophan to kynurenine, and kynurenine expression plays a critical role in regulating the body’s immune response. As illustrated in the chart below, we observed a significant difference in γ-IFN-induced IDO activity in AlloRx Stem Cells (UC-derived MSCs) as compared to AD-MSCs, BM-MSCs, and P-MSCs. Maximal IDO activity at 10 ng/ml γ-IFN was approximately two-fold greater in AlloRx Stem Cells versus the MSCs derived from other sources. We believe these results indicate UC-derived MSCs like AlloRx Stem Cells may have greater immunomodulatory cellular potency by quantification of γ-IFN-induced IDO activity, as compared to AD-MSCs, P-MSCs, and BM-MSCs.

Immunomodulatory potency of AlloRx Stem Cells (UC-derived MSCs), AD-MSCs, P-MSCs and BM-MSCs by the γ-IFN induced IDO activity assay is shown above.

Pre-clinical studies conducted by third parties using other UC-derived MSCs support our observations described above, as the Kim Study also observed the following concentrations of two other immunomodulatory substances secreted by MSCs, TGF-ꞵ1 and hepatocyte growth factor (“HGF”), 48 hours after γ-IFN activation in UC-derived MSCs as compared to AD-MSCs and PL-MSCs:

Immunomodulatory Substance	UC-derived MSCs	AD-MSCs	PL-MSCs
TGF-ꞵ1	4.5 ng/ml	3.5 ng/ml	3.5 ng/ml
HGF	325 pg/ml	190 pg/ml	100 pg/ml

Cellular ATP expression (an energy molecule): In a pre-clinical, in vitro study, we performed a quantitative assessment of mitochondrial function by measuring ATP expression of AlloRx Stem Cells (UC-derived MSCs) in a head-to-head comparison to AD-MSCs, BM-MSCs, and P-MSCs. As illustrated in the chart below, AlloRx Stem Cells (UC-derived MSCs) showed a significant difference in cellular ATP-content. ATP expression is a measure of cellular energy, as ATP is the primary molecule that stores and transfers energy in a cell and powers metabolic processes within the body. Due to the fact that mitochondria produce most ATP within the body, we believe these results indicate the potential for increased mitochondrial functionality of UC-derived MSCs like AlloRx Stem Cells as compared to AD-MSCs, P-MSCs, and BM-MSCs.

In the chart above, cellular ATP is shown as a function of cells per well. Cellular potency is measured by the slope of this relation.

Cell migration in response to Substance P: In a pre-clinical, in vitro study, we analyzed the migration of AlloRx Stem Cells in a head-to-head comparison to AD-MSCs, BM-MSCs, and P-MSCs, in response to exposure to Substance P. Substance P is a peptide that presents itself when an injury occurs, thus simulating an environment of injury. As illustrated in the chart below, AlloRx Stem Cells (UC-derived MSCs) showed a significant difference in cell migration in response to Substance P, as AlloRx Stem Cells (UC-derived MSCs) showed greatest closure at 50 pg/mL Substance P (~40% closure), while AD-MSC, P-MSC, and BM-MSC had a closure between 5-15% all within a 72-hour period. Due to the fact that Substance P is a peptide that presents itself in response to an injury, we believe that UC-derived MSCs’ ability to migrate to Substance P reaction at a faster rate may be indicative of an ability to more quickly migrate to the source of injury within the body as compared to AD-MSCs, P-MSCs, and BM-MSCs.

Comparison of migration into cell-free regions. Migration was measured by percent closure of the occluded plate region and is plotted as a function of time following exposure to 50 pg/ml Substance P.

In addition, UC-derived MSCs are also the youngest stem cells and are therefore generally free from issues related to age (such as mutations), and prior medical conditions that come with the use of BM-MSCs and AD-MSCs. In addition, unlike BM-MSCs or AD-MSCs, UC-derived MSCs involve a non-invasive collection process, are sourced and collected after childbirth, and may provide significant economies of scale in the manufacturing process, as further described below. We believe these factors taken together may provide us with a competitive and financial advantage compared to other cell therapies currently in development that are derived from BM-MSCs, AD-MSCs, or P-MSCs.

Our Pipeline

Our five core development programs are illustrated in the pipeline chart below:

Core Development Programs

Our pipeline includes five core development programs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in the following clinical trials and indications:

●	Phase 1/2a clinical trial of PTHS, which is a rare neurogenetic disorder primarily affecting children that is characterized by global developmental delays including significant language delays, intellectual disability, debilitating breath holding, neuro-irritability, autistic features, disordered sleep, and significant behavioral concerns. Per the Pitt Hopkins Research Foundation, PTHS impacts between 1 in 34,000 and 1 in 41,000 individuals according to some estimates. Although the exact incidence of PTHS is unknown, we believe it would meet the prevalence requirements for an Orphan Drug Designation (“ODD”) from the FDA if the other designation requirements are met, although any determination as to whether PTHS qualifies as a “rare disease or condition” will be made by FDA, as further described below.

●	Phase 1/2a clinical trial of PASC, or Long COVID, a newly recognized condition following the onset of the COVID-19 pandemic, which is characterized by persistent and prolonged symptoms or long-term complications four weeks or more after first being infected with the SARs-CoV-2 virus. Long COVID results from COVID-19 infection and produces prolonged symptoms of fatigue, cognitive impairment and various additional symptoms that can be debilitating. According to the Centers for Disease Control and Prevention (“CDC”), a recent study found that approximately two-thirds of respondents who had tested positive for COVID-19 experienced long-term symptoms often associated with SARs-CoV-2 infection. Given the emerging nature of COVID-19 and new virus variants resulting from mutations, we believe the incidence of Long COVID will continue to increase.

We intend to initiate our FDA cleared clinical trials for PTHS and Long COVID sometime in 2023 pending the receipt of sufficient capital through future debt or equity financings and institutional review board (“IRB”) approval of clinical trial agreements with contemplated collaborators and clinical trial sites. In addition, we are also currently focused on our pre-clinical development programs for multiple sclerosis (“MS”), Lupus/systemic lupus erythematosus (“Lupus (SLE)”) and Alzheimer’s disease. We plan to submit two additional IND applications to FDA to initiate Phase 1/2a clinical trials to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE) sometime in 2023 and in adults with MS in late 2023 or early 2024, which will be subject to FDA clearance prior to the initiation of any clinical trials for these indications. We are also advancing and actively pursuing preclinical research and development activities of AlloRx Stem Cell therapy for the potential treatment of Alzheimer’s disease with the goal of progressing towards a potential IND filing for this indication in the future.

Other Pre-Clinical Development Programs

In addition to our core development programs, we are also evaluating the potential for AlloRx Stem Cell therapy in the treatment of a broad range of other indications. We believe that we can leverage clinical safety and tolerability data from our core development programs to support our development efforts in other indications, saving substantial research and development time and resources compared to traditional drug development, where each program is separately developed. To achieve this goal, we are also advancing preclinical research and development activities in the following additional indications: Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease; Parkinson’s disease; and traumatic brain injury. Our ultimate mission is to advance AlloRx Stem Cell therapy into pivotal registration studies for each of these indications, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

AlloRx Stem Cell therapy is currently in the early stage of development and will require substantial time, resources, manufacturing scale-up, establishment of a cGMP manufacturing facility that would comply with FDA requirements to support a biologics license application (“BLA”), and regulatory approval prior to potential commercialization in the United States. For a discussion of certain risks related to our development programs, see “Risk Factors” herein.

MSC-Gro™

Our “clinical grade” formulation of MSC-Gro, our proprietary specialty culture media, is sold by us to a single customer in Australia that utilizes MSC-Gro to manufacture its stem cell therapy product candidate currently being investigated for the potential treatment of osteoarthritis; this customer is planning to commence a pivotal Phase 3 clinical trial in Australia in late 2023 and, upon a successful outcome, expects that its stem cell therapy product candidate would be eligible to obtain regulatory approval for commercialization in Australia in 2026. If this customer’s stem cell therapy product candidate is ultimately approved for commercialization in Australia, we expect to benefit from the increased sales of MSC-Gro to this particular customer as it scales up manufacturing to meet commercial demand.

Our Business Model

While our primary business strategy is to become a leading regenerative medicine and cellular therapy company through the development and commercialization of AlloRx Stem Cell therapy, we currently generate revenue from our proprietary technologies through a variety of sources:

●	In addition to selling our clinical grade formulation of MSC-Gro to a single customer in Australia, as further described above, we sell multiple variations of our “research grade” formulation of MSC-Gro, along with a variety of other stem cell products and technologies developed by us, directly to leading biopharmaceutical institutions, university research labs, clinics, investigators and sponsors. These products include native MSCs, several lines of Cancer-Associated Fibroblasts (“CAFs”) and native fibroblasts that are used by these institutions for stem cell research and the development of advanced immunotherapy of cancer.

●	We supply AlloRx Stem Cells to certain foreign clinics and medical centers that use AlloRx Stem Cells to conduct open-label, patient-sponsored clinical studies for the potential treatment of a wide variety of indications, including osteoarthritis, MS, Lupus (SLE), chronic obstructive pulmonary disease (“COPD”), ALS, and Alzheimer’s disease, in other countries. In addition to generating revenue from these supply arrangements, we leverage safety, tolerability and dosing data, along with certain other anecdotal data and information, generated by these foreign clinical studies to support our internal research and development activities and for the efficient and informed internal development of our AlloRx Stem Cell therapy development programs. Continued distribution of AlloRx Stem Cells to these foreign third-party clinics and medical centers pursuant to these supply arrangements will continue to be an important business objective of ours.

●	We have a drug discovery and development contract to develop novel biologic products with European Wellness Biomedical Group (“European Wellness”), a multinational company based in Europe, and its U.S. subsidiary, Bio Peptides LLC (“BioPep”). The goal of this agreement is to discover, develop and commercialize biological products with application to regenerative medicine. We are working with BioPep to establish manufacturing and regulatory support aimed at gaining FDA approval for specific products derived from AlloEx Exosomes (as defined below) that could potentially be used for treatment of various conditions, including aesthetic dermatology and skin revitalization. AlloEx Exosomes® (“AlloEx Exosomes”) are a derivative of AlloRx Stem Cells that are developed and manufactured by us. AlloEx Exosomes are derived from cultured AlloRx Stem Cells at the latter part of their growth curve by our proprietary cell culture process. In the United States, AlloEx Exosomes are regulated by the FDA as a biological product.

●	Through InfiniVive MD, our wholly-owned subsidiary, we develop and sell topical cosmetic conditioned media and exosome-containing serums, which are manufactured using AlloRx Stem Cells and its derivatives, to plastic surgeons, cosmetic surgeons, aestheticians and consumers in the United States and internationally. These products are designed to moisturize and hydrate the skin to reduce the appearance of aging, including lines and wrinkles, and we believe the inclusion of AlloRx Stem Cells and its derivatives may promote healthy looking skin and the appearance of rejuvenation.

International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies

As discussed above, we supply AlloRx Stem Cells to numerous foreign third-party clinics and medical centers. We currently have supply arrangements with numerous third-party clinics and medical centers in foreign locations, including:

●	The Medical Surgical Associates Center, in collaboration with The Foundation for Orthopaedics and Regenerative Medicine, a collection of stem cell treatment clinics located in St. John’s, Antigua and Barbuda; and

●	DVC Stem, a stem cell treatment clinic located in the Cayman Islands, owned and operated by Da Vinci Wellness Center.

These and other foreign third-party clinics and medical centers are currently using, or intend to use, AlloRx Stem Cells to conduct open-label, patient-sponsored clinical studies for the potential treatment of a wide variety of indications, including MS, ALS, Alzheimer’s disease, Parkinson’s disease, multiple system atrophy (“MSA”), Lupus (SLE), COPD/asthma, chronic kidney disease (“CKD”), and diabetes. Eligible individuals with certain specified indications and who meet eligibility requirements may receive AlloRx Stem Cells at their own expense at these third-party clinics and medical centers with which we supply AlloRx Stem Cells. The primary purpose of these clinical studies is for the open-label treatment of the respective indication; accordingly, there is no randomized control group for patients treated in these foreign clinical studies. For foreign clinical studies that are conducted using AlloRx Stem Cells, the third-party clinics and medical centers are responsible for the administration of AlloRx Stem Cells to these individuals as well as their care and follow-up. They are also responsible for compliance with all applicable regulations. These third-party clinics and medical centers receive formal letters from the Ministry of Health (or other comparable agency) of these countries and/or approval from an IRB (or other comparable ethics review committee) prior to the commencement of these studies.

We leverage safety, tolerability and dosing data, along with certain other anecdotal data and information, generated by these foreign clinical studies to support our internal research and development activities and for the efficient and informed internal development of our AlloRx Stem Cell therapy development programs. These clinical studies have enabled us to gain additional prior human experience using AlloRx Stem Cells, and the resulting data has enabled us to better understand the tolerability profile of AlloRx Stem Cells, as well as allowing us to cost effectively explore where AlloRx Stem Cell therapy may have relevance and efficacy and how it may be utilized to advance treatment over current standards of care. AlloRx Stem Cells are not licensed for commercial sale in these countries and is considered an investigational therapeutic. Our supply arrangements with foreign third-party clinics and medical centers are typically not governed by any written supply, clinical trial, or data sharing agreements. For additional information and a discussion of certain risks related to our supply arrangements with these foreign third-party clinics, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below and “Risk Factors” herein.

Our Strategy

Our primary business strategy is to become a leading regenerative medicine company through the development and commercialization of novel cell therapy products for unmet medical needs, with an emphasis on autoimmune disorders and inflammatory disease indications. Key elements of our business strategy are as follows:

●	Advance AlloRx Stem Cell therapy through clinical development to registration and commercialization in the United States for PTHS, Long COVID, and other indications in our core development programs. We are focused on initiating and executing Phase 1/2a clinical trials in the United States for PTHS and Long COVID in accordance with FDA-authorized INDs, with intentions of advancing into Phase 2b and Phase 3 pivotal registration studies for these indications as efficiently as possible. We also intend to further pursue an ODD for PTHS, as further described below. We are also currently focused on our pre-clinical development programs for MS, Lupus (SLE) and Alzheimer’s disease.

●	Initiate and conduct clinical development in an effort to establish clinical proof-of-concept and biological activity for AlloRx Stem Cell therapy and continue to deepen our understanding of therapeutic mechanisms of action. We intend to initiate Phase 1/2a clinical trials in PTHS and Long COVID in accordance with FDA-authorized INDs with the intent to establish safety, tolerability and efficacy proof-of-concept and evidence of biological activity in these indications. We seek to initiate and conduct well-designed Phase 1/2a clinical studies for AlloRx Stem Cell therapy for PTHS, Long COVID and potentially other indications in our pipeline in hopes of establishing a solid foundation for later-stage clinical trials, development and partnering activity, and expansion into complementary indications. We are committed to a rigorous clinical approach, which we believe will help us advance our programs efficiently, providing high quality, transparent communications and regulatory submissions with FDA. In addition, we hope to continue to refine our understanding of AlloRx Stem Cell therapy’s activities and mechanisms of action to prepare the foundation for product enhancements and expansion into additional treatment opportunities.

●	Explore new potential treatment opportunities by leveraging prior human experience derived from our supply arrangements with foreign medical centers and our results from other programs. We are committed to efficiently exploring potential clinical indications where AlloRx Stem Cell therapy may achieve a superior profile to the current standards of care and where we believe we can effectively address significant unmet medical needs. In pursuit of this goal:

●	We are working to enter into clinical trial agreements with research and clinical institutions and clinical trial sites across the United States for our Phase 1/2a trials for PTHS and Long COVID, although we have not yet entered into any clinical trial agreement(s) for these contemplated Phase 1/2a clinical trials at this time. We do not expect that any future collaborations pursuant to one or more clinical trial agreements will involve the type of collaborative arrangements in which we would share the risks and rewards of any such clinical trials or otherwise with the third-party clinical institution. We have also established supply arrangements with certain foreign third-party clinics and medical centers, including with The Medical Surgical Associates Center and other institutions. Through these supply arrangements and our own internal research and development activities, we are evaluating AlloRx Stem Cell therapy in numerous open-label, patient sponsored foreign clinical studies and preclinical studies that reflect various types of disorders/indications, including Parkinson’s disease and traumatic brain injury. These supply arrangements have enabled us to cost effectively explore where AlloRx Stem Cell therapy may have relevance and how it may be utilized to advance treatment over current standards of care. We use safety, tolerability and dosing data, along with certain other anecdotal data and information, generated by these third parties for our research and development activities, including for the efficient and informed internal development of AlloRx Stem Cell therapy. For additional information regarding our supply arrangements with foreign third-party clinics and medical centers, including a description of the material terms of such supply arrangements, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below.

●	We intend to leverage clinical safety, tolerability and efficacy data from our core development programs, especially from our development program for PTHS, a rare neurogenetic disorder that features autistic traits, to support our research and development activities in a wide variety of other areas such as ASD, saving substantial development time and resources compared to traditional drug development where each program is separately developed. For example, if the results from our Phase 1/2a clinical trial for PTHS are successful to establish the safety and tolerability of AlloRx Stem Cell therapy, we intend to request FDA authorization to advance AlloRx Stem Cell therapy directly into Phase 2b/3 clinical trials potentially for cerebral palsy, Crohn’s disease, Parkinson’s disease, Epilepsy and autism, which are indications that are symptomatically similar to PTHS. For additional information, see “—Our Core Development Programs.”

●	Expand our scalable manufacturing platform and refine our manufacturing processes. We currently lease and operate a manufacturing facility in Golden, Colorado that is designated as cGMP compliant and Clinical Laboratory Improvement Amendment (“CLIA”) certified, with a quality management system (“QMS”) that is globally recognized as ISO 9001:2015 and ISO 13485:2016 certified. We manufacture AlloRx Stem Cells and certain other of our stem cell products and technologies, including CAFs and native fibroblasts, at this manufacturing facility. We currently have the capacity to manufacture 300 AlloRx Stem Cell therapy treatments per month. We have also recently completed equipping an additional facility to expand the production of AlloRx Stem Cells for international clinics. We are also planning a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility. We intend to use a portion of the net proceeds from any future debt or equity financings, together with our existing cash and any additional funds received upon the exercise for cash of our outstanding common stock purchase warrants, if and when exercised at the election of the warrant holders, to fund the acquisition of fully automated closed system bioprocessing and other equipment and for the development of this new cGMP compliant manufacturing facility we expect to lease. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA and related inspections for the manufacture of AlloRx Stem Cell therapy, given that AlloRx Stem Cell therapy is a product intended for parenteral use in humans. Subject to available capital resources, we expect to commence development of the new cGMP biomanufacturing facility in 2024, which is estimated to cost approximately $1.0 to $3.0 million depending on the amount of anticipated production increase. We believe that the use of fully automated closed system bioprocessing in a new cGMP biomanufacturing facility would allow us to fully capitalize on the potential biological advantages of UC-derived MSCs. Leveraging the potential biological advantages of UC-derived MSCs and the increased technological and manufacturing capabilities in a new cGMP biomanufacturing facility once completed, we believe that the number of AlloRx Stem Cell therapy treatments that we may be able to manufacture from just one umbilical cord may increase exponentially from current levels, and we believe these economies of scale will provide us with a competitive and financial advantage if we expand our scalable manufacturing platform in the future.

●	Continue to generate value by commercializing our existing products and technologies to support internal development efforts for AlloRx Stem Cell therapy. We intend to continue to broaden our commercial access for AlloRx Stem Cells and our other proprietary stem cell products and technologies. Unlike many of our competitors that do not generate revenue, we currently generate value from our proprietary products and technologies through a number of distinct revenue-generating activities. For example, we sell and distribute our proprietary research products, including MSCs, CAFs, native fibroblasts, and other cell culture products and technologies, which have been developed by us, to support stem cell and cancer research by leading institutions, clinics, investigators and sponsors. We also generate revenue through our agreement with European Wellness and BioPep for the development of novel biologic products. In addition, we generate revenue from the sale of AlloRx Stem Cells to certain foreign clinics and medical centers, as well as from the sale of our InfiniVive MD cosmetic products. These arrangements generate revenue and provide us with working capital that we use to execute on our primary business strategy of becoming a leading regenerative medicine company through the development and commercialization of our novel cellular therapies. We believe that this strategy will help us to develop a portfolio of high-quality product development opportunities, enhance our commercialization capabilities and increase our ability to generate value from our proprietary technologies, as well as potentially limiting our reliance on external financing going forward.

●	Pursue additional collaboration arrangements and out-licensing opportunities. We intend to be opportunistic and consider pursuing co-development, out-licensing, commercialization or other supply or collaboration agreements for the purpose of commercializing AlloRx Stem Cell therapy, AlloRx Stem Cells and our other products and product candidates, both domestically and internationally. We currently have a drug discovery and development contract to develop novel biologic products with European Wellness and BioPep.

●	Seek non-dilutive funding and grant awards to support our clinical research and product candidate development. We intend to continue to seek non-dilutive funding and grant awards to support our clinical research and product candidate development. These funding awards are non-dilutive, may further limit our reliance on external financing, and would allow us to collaborate with state and federal partners in pursuing safe and effective therapeutics for disorders that have few, if any, available approved treatments.

Our Core Development Programs

Our pipeline includes five core development programs, including our expected lead development program for the treatment of PTHS. In the United States, we are authorized to conduct two clinical trials under two FDA cleared INDs for the purpose of evaluating the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID. We intend to initiate these clinical trials sometime in 2023 pending the receipt of sufficient capital through future debt or equity financings and requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. In the future, we may engage one or more third-party CROs to assist us in, among other things, identifying trial sites for these contemplated clinical trials and in conducting and managing these clinical trials on our behalf. In January 2023, we engaged a consulting firm, Solstice Life Sciences (“Solstice”), to provide certain advisory services related to the clinical trial process for our contemplated Phase 1/2a clinical trials for PTHS and Long COVID. We expect that Solstice will assist us in, among other things, identifying, managing and overseeing one or more CROs and/or clinical trial sites that may conduct our Phase 1/2a clinical trials on our behalf. For additional information regarding the Solstice Agreement, see “—Consulting Services Agreement with Solstice Life Sciences” below.

We are also currently focused on our pre-clinical development programs for MS, Lupus (SLE) and Alzheimer’s disease. We plan to submit two additional IND applications to FDA to initiate Phase 1/2a clinical trials to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE) sometime in 2023 and in adults with MS in late 2023 or early 2024, which will be subject to FDA clearance prior to the initiation of any clinical trials for these indications. We are also advancing and actively pursuing preclinical research and development activities of AlloRx Stem Cell therapy for the potential treatment of Alzheimer’s disease with the goal of progressing towards a potential IND filing for this indication in the future.

Set forth below is additional information regarding our core development programs:

Pitt-Hopkins Syndrome

Under FDA IND #27853, which became effective on November 4, 2021, we are authorized to conduct a randomized, double-blind, placebo-controlled Phase 1/2a trial to evaluate the safety and efficacy of AlloRx Stem Cell therapy in children with PTHS. We intend to enter into a clinical trial agreement with one or more medical institutions or clinical trial sites to conduct this trial. The trial stipulates enrolling up to 30 patients, with enrollment expected to commence sometime in 2023 pending the receipt of sufficient capital and requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. Once fully enrolled, we expect this trial to last for approximately 12 to 24 months.

Description of PTHS and Medical Need. PTHS is a rare neurogenetic disorder that features autistic traits. PTHS results from genetic mutations/deletions of a key brain development gene, TCF4 (transcription factor 4) that controls neurogenesis. Affected children have distinctive facial features and experience moderate to severe intellectual disability, feeding difficulties, delays in reaching developmental milestones, impaired ability to speak, and can have recurrent seizures, poor sleep, autistic features, maladaptive behaviors, and breathing pattern abnormalities (reported from age 7 months to 7 years old). Gastrointestinal problems are common. Given that there are currently no pharmaceutical treatments available for PTHS and that current options are focused on management of symptoms, a successful cell therapy could be expected to significantly improve quality of life for those suffering from the condition.

Summary of Potential Mechanism of Action and Treatment Opportunity. We intend to conduct clinical trials in the United States and additional pre-clinical research in hopes of continuing to refine our understanding of AlloRx Stem Cell therapy’s activities and mechanisms of action. We believe there may be numerous potential biological mechanisms that underly MSC therapy. We believe that UC-derived MSCs may have the potential to mediate a variety of intercellular communication pathways, creating cellular processes that may have the potential to result in anti-inflammatory effects, immunomodulation, and anti-apoptotic effects. Our beliefs are based on our pre-clinical studies and research, as supplemented by the findings of the Ryu Study (as defined and described below), the Kim Study and the Chen Study (as defined and described below), among others. In connection with PTHS, we intend to evaluate the potential of AlloRx Stem Cell therapy to cross the blood-brain barrier, which may be compromised in PTHS and other neurodegenerative diseases, and enter the brain through intravenous infusion. Our working hypothesis is that the mechanism of action in PTHS may involve both cellular and gene therapy, the former from mechanisms described below and the latter from the presence of cells that express functional TCF-4 gene products.

Potential for Orphan Drug Designation and Exclusivity. Because PTHS is a rare indication, affecting between 1 in 34,000 and 1 in 41,000 individuals according to some estimates, we believe that this indication would meet the prevalence requirements for an ODD from FDA if the other designation requirements are met. A sponsor may request an ODD any time before the marketing application for the product for the rare disease or condition is submitted. In August 2021, we submitted an initial request for ODD for this indication to FDA’s Office of Orphan Products Development. In November 2021, FDA indicated that it was unable to grant our initial ODD request but indicated that we may submit an amendment to our initial request containing additional information, specifically outcome data from our Phase 1/2a clinical trial for PTHS under FDA IND #27853. We intend to submit an amendment to our request for ODD once additional information becomes available to us, including initial clinical data from the first cohort of patients treated in our Phase 1/2a trial for PTHS, as supplemented thereafter with additional clinical data as it becomes available. FDA has not yet made a determination as to whether PTHS qualifies as a “rare disease or condition,” and we expect such determination will be made on the basis of the facts and circumstances as of the date the amendment to our request for ODD is submitted. If the ODD is granted, then AlloRx Stem Cell therapy may be eligible for a period of orphan drug exclusivity (“ODE”) for seven years for this indication, except in limited circumstances. We may also have the opportunity to pursue one of the FDA’s expedited review programs for the use of AlloRx Stem Cell therapy in PTHS. As of the date of this Report, we have not sought expedited review from the FDA as clinical trial outcome data is not yet available. For additional information regarding an ODD, ODE and the FDA’s expedited review programs, including other associated benefits, see “—Government Regulation and Biologic Drug Approval” herein.

Next Steps. We intend to enter into clinical trial agreements with one or more medical institutions or clinical trial sites to conduct this trial. Once we have executed a clinical trial agreement, we intend to enroll patients as quickly as possible and complete the protocol authorized by FDA in IND #27853. As further described above, we intend to further pursue an ODD once additional information becomes available to us, including initial clinical data from our Phase 1/2a trial, before seeking marketing authorization. We intend to begin providing initial clinical data to FDA once it becomes available following treatment of the first cohort of patients in the trial, with supplemental clinical data to be provided to FDA thereafter as it becomes available. We also intend to leverage data from our Phase 1/2a clinical trial to support the advancement of our clinical programs for other indications. For example, if the results from our Phase 1/2a clinical trial are successful to establish the safety and tolerability of AlloRx Stem Cell therapy, we intend to request FDA approval to advance AlloRx Stem Cell therapy directly into Phase 2b/3 clinical trials potentially for cerebral palsy, Crohn’s disease, Epilepsy and autism, which are indications that are symptomatically similar to PTHS. We also believe the dosage and treatment regimen for these indications will be consistent with PTHS given the patient population.

Long COVID/PASC.

On April 1, 2021, IND #20503 became effective pursuant to which we received authorization to conduct a multicenter, randomized, double-blind, placebo-controlled Phase 1/2a trial to evaluate the safety and efficacy of AlloRx Stem Cell therapy for the treatment of ARDS due to COVID-19 in adults. Acute Respiratory Distress Syndrome (“ARDS”) is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs that can be triggered by COVID-19 and represents a major cause of morbidity and mortality in patients that have been hospitalized and are in critical care settings. Since April 2021 however, COVID-19 vaccination and booster rates have continued to increase across the United States and the standard of care for the treatment of hospitalized patients with ARDS due to COVID-19 has continued to develop, including from the emergence of new therapeutics and treatments that have been authorized by FDA under EUA. After analyzing these trends, we have shifted our focus and clinical development efforts from the treatment of hospitalized patients with ARDS due to COVID-19 to the treatment of patients with Long COVID on an outpatient basis.

In October 2021, we submitted an amendment to request an extension of IND #20503 from FDA to expand the clinical protocol and treated indication of ARDS secondary to COVID-19 infection to include Long COVID, which is now effective. Accordingly, we are authorized to conduct a multicenter, randomized, double-blind, placebo-controlled Phase 1/2a trial under IND #20503 to evaluate the safety and efficacy of AlloRx Stem Cell therapy for the treatment of Long COVID in adults. The trial stipulates enrolling 30 patients, with enrollment expected to commence sometime in 2023 pending receipt of sufficient capital and requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. Once fully enrolled, we expect the trial to last for approximately six to nine months.

Description of Long COVID and Medical Need. Long COVID is a serious condition characterized by persistent and prolonged symptoms or long-term complications four weeks or more after first being infected with the SARs-CoV-2 virus. Some individuals suffering from Long COVID may experience lingering symptoms, such as difficulty breathing or shortness of breath, cough, fatigue, post-exertional malaise, or chest pain, while others experience more serious long-lasting effects, such as organ damage or multisystem inflammatory syndrome, a condition in which organs and tissues become severely inflamed, following the onset of COVID-19 infection. Individuals suffering from severe Long COVID may also experience lasting health effects such as long-term breathing problems, stroke, chronic kidney impairment, and heart complications. According to the CDC, a recent study found that approximately two-thirds of respondents who had tested positive for COVID-19 experienced long-term symptoms often associated with SARs-CoV-2 infection. Currently there are no FDA-approved treatments for Long COVID. There is a great unmet need for novel approaches towards the effective management and potential treatment of Long COVID, and we believe AlloRx Stem Cell therapy represents a promising approach.

Summary of Potential Mechanism of Action and Treatment Opportunity. We believe that the immunomodulatory properties of UC-derived MSCs, including their ability to secrete concentrations of certain immunomodulatory substances, including IDO, may support the potential clinical use of UC-derived MSCs to combat the immune dysregulation and improve the prognosis in Long COVID patients. Our pre-clinical studies are further described below under “—AlloRx Stem Cell therapy for Various Indications: a Scientific Approach”.

Next Steps. We intend to engage a third-party CRO to assist us in, among other things, identifying trial sites for this clinical trial and expect to rely on any such CRO and clinical study sites to conduct and manage this clinical trial on our behalf. Prior to commencing this trial, we will need to reach agreement on acceptable terms with prospective CROs and enter into one or more clinical trial agreements with medical institutions or clinical trial sites to conduct this trial. Afterwards, we intend to enroll patients as quickly as possible and complete the expanded clinical protocol for Long COVID authorized by FDA in IND #20503. If the results from our ongoing Phase 1/2a clinical trial for Long COVID are successful to establish the safety, tolerability and/or efficacy of AlloRx Stem Cell therapy, our goal, subject to FDA review, is to advance AlloRx Stem Cell therapy directly into a larger Phase 2b/3 clinical trial for Long COVID. We also intend to leverage data from our Phase 1/2a clinical trial or any such future Phase 2b/3 clinical trial for Long COVID to support the advancement of our clinical programs for other indications.

Lupus (SLE)

In 2023, we plan to submit an IND application to FDA to initiate a Phase 1/2a clinical trial to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE), which will be subject to FDA review and clearance prior to the initiation of any clinical trials for this indication. The commencement of any Phase 1/2a clinical trial will depend on, among other things, the timing of FDA review and authorization.

Description of Lupus (SLE) and Medical Need. Lupus (SLE) is a chronic autoimmune disease involving many systems in the human body, including joints, kidneys, the central nervous system, heart, the hematological system and others. The biologic basis of the disease is a dysfunction of the immune system, leading to production of self (auto) antibodies, attacking healthy organs and causing damage that can be irreversible. Lupus (SLE) is the most prominent type of lupus and affects over 70% of lupus patients. Lupus (SLE) is a chronic autoimmune disease characterized by inflammation of the connective tissue which can be life threatening due to damage caused to the central nervous system and major bodily organs. There is currently no known cure for Lupus (SLE). Only one new treatment for Lupus (SLE), Benlysta, has been approved by the FDA in the last 50 years. According to research estimates of the Lupus Foundation of America, at least 1.5 million Americans have lupus (more than 5 million worldwide) with more than 16,000 new cases diagnosed each year in the United States.

Summary of Potential Mechanism of Action and Treatment Opportunity. The etiology of Lupus (SLE) may involve disfunction of MSC autophagy (cellular uptake of extracellular materials), which we believe may support the potential of UC-derived MSCs like AlloRx Stem Cells for the treatment of Lupus (SLE). Pre-clinical research, including the Chen Study described below, supports the role of MSC autophagy resulting in the reduction of auto-antigens as being especially relevant to Lupus (SLE). In a pre-clinical, in vitro study of 32 Lupus (SLE) patients conducted by Jinyun Chen evaluating the link between autophagy and apoptosis of activated T cells from Lupus (SLE) patients and the regulation of UC-derived MSCs on T cell autophagy (the “Chen Study”), it was observed that activated autophagy increased apoptosis of T cells in Lupus (SLE) patients. To evaluate the autophagic activity of T cells, the Chen Study measured the level of autophagic LC3-IIB utilizing flow cytometry. The basal autophagic activity in Lupus (SLE) patients, as compared to healthy control subjects, was 6.69 ± 0.23 versus 4.31 ± 0.13, p < 0.0001 for CD3+T cells; 5.25 ± 0.22 versus 3.58 ± 0.07, p = 0.0001 for CD4+T cells; 7.52 ± 0.26 versus 5.01 ± 0.09, p < 0.0001 for CD8+T cells, respectively. After stimulation with anti-CD3/CD28, the autophagic activity in T Cells in Lupus (SLE) patients as compared to healthy controls was 48.07 ± 1.51 versus 37.00 ± 1.00, p = 0.0077 for CD3+T cells; 50.38 ± 3.02 versus 33.20 ± 2.30, p = 0.0213 for CD4+T cells; 51.64 ± 1.10 versus 41.20 ± 5.20, p = 0.0254 for CD8+T cells, respectively. In addition to elevated autophagy following stimulation with anti-CD3/CD28, the Chen Study also observed increased apoptosis of T cells from Lupus (SLE) patients following stimulation and further observed that apoptosis was positively associated with autophagy (r = 0.570, p < 0.0001 for CD4+T cells; r = 0.508, p = 0.0001 for CD8+T cells).

To analyze whether UC-derived MSCs could regulate T cell autophagy, peripheral blood mononuclear cells (PBMCs) from Lupus (SLE) patients were cultured with or without UC-derived MSCs in vitro for 3 days with anti-CD3/CD28 stimulation. In comparison to PBMCs cultured without UC-derived MSCs, PBMCs cultured with UC-derived MSCs had a significant decrease in T cell autophagy (30.70 ± 1.76 versus 51.37 ± 7.07, p = 0.0469 for CD3+T cells; 22.47 ± 2.41 versus 58.78 ± 4.68,  p < 0.0001 for CD4+T cells; 27.16 ± 1.87 versus 67.00 ± 6.32,  p < 0.0001 for CD8+T cells) and a significant decrease in apoptosis (24.31% ± 9.47% versus 50.10% ± 6.33%,  p = 0.0432 for CD3+T cells; 22.20% ± 2.60% versus 51.93% ± 1.77%,  p = 0.0003 for CD4+T cells; 23.25% ± 2.43% versus 55.87% ± 4.63%,  p = 0.0011 for CD8+T cells). To further understand these results, the Chen Study also analyzed mitochondrial content of cells utilizing Mitotracker Deep Red (MDR) staining, in which it was observed that UC-derived MSCs transferred mitochondria to activate T cells. This data suggests that UC-derived MSCs may have the potential to regulate autophagy, and therefore decrease apoptosis, via mitochondrial transfer (Jinyun Chen et al, “Umbilical Cord-Derived Mesenchymal Stem Cells Suppress Autophagy of T Cells in Patients with Systemic Lupus Erythematosus via Transfer of Mitochondria,” Volume 2016 Stem Cells Int., 7 Dec. 2016).

Multiple Sclerosis (MS)

In late 2023 or early 2024, we plan to submit an IND application to FDA to initiate a Phase 1/2a clinical trial to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with MS, which will be subject to FDA review and clearance prior to the initiation of any clinical trials for this indication. The commencement of any Phase 1/2a clinical trial will depend on, among other things, the timing of FDA review and authorization.

Description of MS and Medical Need. MS is a chronic inflammatory, demyelinating and neurodegenerative disorder of the central nervous system. The initial diagnosis of MS is frequently characterized by episodes of neurological disturbances followed with residual deficits or full recovery (relapsing-remitting MS) and in a minority by a slow accumulation of disability from the onset (primary progressive MS). MS affects almost one million patients in the United States and over two and a half million people worldwide. MS results in decreased quality of life, with cognitive deficiencies reported in 40-70% of patients and 30% of patients requiring caregiving which often comes from their families, according to the National Multiple Sclerosis Society. Very few treatment options for progressive MS exist.

Summary of Potential Mechanism of Action and Treatment Opportunity. We believe that the lack of safe and effective therapies in MS and the ability of UC-derived MSCs to secrete concentrations of certain immunomodulatory substances, including IDO, and other substances that may have the potential to suppress pro-inflammatory Th17 cells that underly MS makes AlloRx Stem Cell therapy an attractive treatment option to evaluate in MS. We also believe that other potential mechanisms of action may be relevant to MS, including the potential of UC-derived MSCs to potentially promote neuronal repair and remyelination. In addition, as observed by the Chen Study, in the context of Lupus (SLE) treatments, UC-derived MSCs may have the potential to decrease apoptosis (cell death), making UC-derived MSCs like AlloRx Stem Cell therapy an attractive option to further evaluate in the potential treatment of MS.

Alzheimer’s Disease

We are advancing and actively pursuing preclinical research and development activities of AlloRx Stem Cell therapy for the potential treatment of Alzheimer’s disease with the goal of progressing towards a potential IND filing for this indication in the future. In this regard, we continue to supply AlloRx Stem Cells to foreign third-party clinics and medical centers for use in foreign clinical studies of Alzheimer’s disease being conducted by these clinics and medical centers at the patients’ own expense, thereby expanding the sample population to gain additional prior human experience with subjects affected by Alzheimer’s disease. We intend to provide all relevant human experience data to FDA in connection with any future IND application submitted by us to FDA seeking authorization to commence clinical trials of Alzheimer’s disease in humans in the United States. For additional information, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below. Further, as further described below, numerous preclinical studies have been conducted by third parties investigating the potential relevancy of MSCs in the treatment of Alzheimer’s disease.

Description of Alzheimer’s disease and Medical Need. Alzheimer’s disease is a progressive and chronic neurodegenerative disease characterized by memory and cognitive deterioration beyond normal aging that becomes severe enough to interfere with daily tasks. It is the most common form of dementia. Alzheimer’s disease is characterized by the loss of neurons and synapses in the cerebral cortex and certain subcortical regions. Different mechanisms have been implicated in the underlying cause of the cognitive and functional impairments observed in Alzheimer’s disease including disfunction of stem cells within the brain. Degeneration of the cholinergic nervous system has been shown to be closely linked to the impairment of cognitive functions. Also, neurodegeneration caused by a complex interplay among abnormal tau and beta-amyloid proteins and several other factors is thought to play a major role in the pathogenesis of Alzheimer’s disease. However, neurodegeneration in Alzheimer’s disease appears to be a multi-factorial event, in which various genetics as well as environmental risk factors may play a role sequentially and/or in parallel.

According to the Alzheimer’s Association, Alzheimer’s disease currently affects over six million people in the United States. Worldwide, the disease is estimated to afflict as many as 24 million people, and the patient population in the United States is expected to grow to approximately 13 million people in the United States by 2050. While medications that provide a modest improvement in Alzheimer’s disease symptoms are available, there are no therapies currently approved to address the underlying pathology of and slow the inexorable progression of the disease, with the exception of Biogen’s aducanumab, which was approved by the FDA in June 2021, and Eisai’s Leqembi (lecanemab-irmb), which was approved by FDA in January 2023 via the Accelerated Approval pathway.

Summary of Potential Mechanism of Action and Treatment Opportunity. We intend to evaluate AlloRx Stem Cell therapy in the potential treatment of Alzheimer’s disease, including its potential relevance in reducing Alzheimer’s disease-associated brain inflammation, improving the function of blood vessels in the brain and reducing brain damage due to Alzheimer’s disease progression, and are focusing our preclinical research and development efforts of AlloRx Stem Cell therapy accordingly. As observed by the Chen Study in the context of Lupus (SLE) treatments, UC-derived MSCs may have the potential to decrease apoptosis (cell death), which we believe makes UC-derived MSCs like AlloRx Stem Cell therapy an attractive option to further evaluate in the potential treatment of Alzheimer’s disease.

For a discussion of certain risks related to our contemplated clinical trials and various factors that may affect our ability to initiate or complete such clinical trials on a timely basis or at all, including potential enrollment issues, unacceptable adverse events, and inspections by FDA or IRBs of clinical trial sites, see “Item 1A. Risk Factors” herein.

Our Products

MSC-Gro

MSC-Gro is our proprietary specialty culture media that has been developed by us over 20 years of research and development with multiple formulations:

●	Research grade formulation: We have developed a variety of research grade formulations of MSC-Gro, which are marketed and sold mainly to research institutions, clinics and investigators. These institutions use MSC-Gro to support cellular immunotherapy development for cancer and also support stem cell research. We have low serum, serum-free and CAF-specific formulations. We have recently hired a full-time marketer of these products with extensive experience in the marketing and sales of related products. We sell these products directly and through select distributors.

●	Clinical grade formulation: Our clinical grade formulation of MSC-Gro is used by us for the manufacture of AlloRx Stem Cells. As discussed above, we also sell our clinical grade formulation to a single customer in Australia that utilizes MSC-Gro to manufacture its stem cell therapy product candidate currently being investigated for the potential treatment of osteoarthritis; this customer is planning to commence a pivotal Phase 3 clinical trial in Australia in late 2023 and, upon a successful outcome, expects that its stem cell therapy product candidate would be eligible to obtain regulatory approval for commercialization in Australia in 2026. If this customer’s stem cell therapy product candidate is ultimately approved for commercialization in Australia, we expect to benefit from the increased sales of MSC-Gro to this particular customer as it scales up manufacturing to meet commercial demand.

Cancer-Associated Fibroblasts

We sell CAFs and native fibroblasts developed by us directly to leading institutions, clinics, investigators and sponsors, including major biotechnology/biopharmaceutical firms and several universities. These institutions use CAFs and native fibroblasts for advanced cancer research, especially for the development of immunotherapy for the treatment of solid tumors.

Cosmetic Conditioned Media and Exosome-Containing Serums

Through InfiniVive MD, our wholly-owned subsidiary that we acquired in August 2021, we develop, manufacture and sell topical conditioned media and exosome-containing serums. Our InfiniVive MD cosmetic products use our exosome-containing conditioned medium derived from AlloRx Stem Cells as the main active ingredient. Accordingly, InfiniVive MD cosmetic products contain exosomes for use topically by certified plastic surgeons, cosmetic surgeons, and aestheticians, or consumers, including:

●	InfiniVive MD’s Exosome Serum. This cosmetic product contains conditioned media derived from AlloRx Stem Cells containing various secreted products including proteins, RNA and exosomes. InfiniVive MD’s Exosome Serum is marketed and sold by us exclusively to certified plastic surgeons, cosmetic surgeons, aestheticians and other medical professionals. InfiniVive MD’s Exosome Serum is intended to be applied topically by these medical professionals. Exosomes, which are extracellular vesicular nanostructures containing proteins, mRNA, and other substances, are involved in cellular communication, regulation of immune function, and tissue regeneration, among other things. We currently sell InfiniVive MD’s Exosome Serum throughout the United States and internationally.

InfiniVive MD’s Exosome Serum is intended to be applied only by medical professionals on a non-invasive and topical basis only. On this basis, InfiniVive MD’s Exosome Serum has been marketed and sold in the United States with product labels and instructions regarding the proper administration in accordance with FDA regulations. FDA regulations require, among other things, that InfiniVive MD’s Exosome Serums be applied topically by certified physicians and aestheticians and any off-label uses, including administration by injection, is strictly prohibited. From June 2022 to July 2022, we voluntarily suspended sales of InfiniVive MD’s Exosome Serum in the United States in order to conduct an investigation into the administration of this product by medical professionals that have purchased this product directly from us or via distribution from other medical professionals. The purpose of this investigation was to, among other things, ensure that this product has not been used “off-label” by medical professionals that have purchased our product, including by injection into patients in the United States in violation of FDA regulations, and that products delivered by us have included the necessary labeling and instructions for proper administration. After careful investigation and consultation with regulatory advisors, we determined to resume sales of InfiniVive MD’s Exosome Serum, with additional precautionary measures, including receipt of medical provider questionnaires. This voluntarily suspension of sales of InfiniVive MD’s Exosome Serum in the United States did not have a material impact on our operating results for fiscal year 2022.

●	InfiniVive MD’s Daily Serum. This cosmetic product is a conditioned media and exosome-based cosmetic serum derived from AlloRx Stem Cells. InfiniVive MD’s Daily Serum is currently marketed and sold by us exclusively to plastic surgeons, cosmetic surgeons, aestheticians and other medical professionals.

Our statements herein regarding our InfiniVive MD topical cosmetic and exosome-containing serums have not been reviewed or approved by the FDA. For a discussion of certain risks and governmental regulation related to these products, see “Item 1A. Risk Factors” herein and “—Government Regulation and Biologic Drug Approval—U.S. Regulation of Wellness Products” below.

On November 20, 2022, we entered into a Supply Agreement with Dr. Jack Zamora, our former Chief Executive Officer, pursuant to which we agreed to provide InfiniVive MD Exosome Serum and InfiniVive MD Daily Serum to Dr. Zamora at his request. The provision of InfiniVive MD products under the Supply Agreement is subject to certain minimum and maximum quantity limitations. For additional information regarding the Supply Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Dietary Supplements and Nutraceuticals

Through Fitore, Inc. (“Fitore”), our wholly-owned subsidiary that we acquired in August 2021, we sell dietary supplements, nutraceuticals and health products, many of which are based on our stem cell research. These products are designed to induce certain benefits by activating the body’s own stem cells and transplanted stem cells. These nutraceutical products are marketed and sold online. We are currently selling Fitore products solely from remaining inventory and do not anticipate manufacturing any additional products in the foreseeable future or at all. For a discussion of certain risk relating to the manufacture of dietary supplements, nutraceuticals and other health products, see “Risk Factors— Risks Related to the Dietary and Nutritional Supplements Industry and Fitore Products.”

AlloEx Exosomes®

We have also developed AlloEx Exosomes, which are a derivative of AlloRx Stem Cells. In the United States, AlloEx Exosomes are regulated by the FDA as a biological product. AlloEx Exosomes are manufactured by us and are derived from cultured AlloRx Stem Cells at the latter part of their growth curve by our proprietary cell culture process. AlloEx Exosomes are currently being used by us as the starting biological material in our effort to identify, and ultimately seek FDA approval for, a key investigational product candidate in our agreement with European Wellness. For additional information regarding our agreement with European Wellness and AlloEx Exosomes, see “—Joint Operating Agreement with European Wellness” below.

Preliminary Tolerability Data for AlloRx Stem Cells

As of December 31, 2022, over 327 subjects have received treatment with AlloRx Stem Cells via peripheral intravenous infusion or direct injection for potential treatment of a wide variety of indications, including ARDS due to COVID-19, Long COVID, MS, ALS, Lupus, MSA, Alzheimer’s disease, CKD, COPD, diabetes and age-related conditions. To date, there have been no serious adverse events reported that were considered related to AlloRx Stem Cells.

Preliminary Tolerability Data from Compassionate Use in the United States

Sixteen patients in the United States have been treated with AlloRx Stem Cells by third-party physicians or our former partners pursuant to emergency single use eIND authorization (“eIND authorization”) that was granted from the FDA (often referred to as compassionate use) for the treatment of patients with immediately life-threatening conditions or serious diseases, including ARDS due to COVID-19, anaphylaxis secondary to COVID monoclonal antibodies and ALS. Of the sixteen patients treated with AlloRx Stem Cells pursuant to eIND authorization in the United States, seven patients died from causes determined to be related to COVID-19 but did not experience any serious adverse events that were considered related to the treatment itself, in each case as determined by the treating physician. In general, while we have received certain preliminary and/or anecdotal data and information from third-party physicians and partners following treatment by them with AlloRx Stem Cells pursuant to emergency single use eIND authorization, we typically have not received final objective data or information related to final end results.

Set forth below is additional information related to the treatment of patients with AlloRx Stem Cells pursuant to eIND authorization in the United States, including the name and location of the hospital, the identity of the treating physician and the number of patients treated for various indications. In connection with these treatments, there were no serious adverse events reported that were considered related to AlloRx Stem Cells:

Hospital	Location	Treating Physician	Patients Treated (#)	Indication(s)
Hackensack Medical Center	Hackensack, NJ	Dr. Keith Rose	2	Critical COVID - ARDS
Orlando Health	Orlando, FL	Dr. Nimish Nemani	1	Critical COVID - ARDS
Tri City Medical Center	Oceanside, CA	Dr. Navneet Boduu	5	Critical COVID - ARDS
UC Anschutz	Denver, CO	Dr. Susan Boakle	1	Anaphylaxis Due to COVID monoclonal antibodies
Thorek Memorial Hospital	Glenview, IL	Dr. Chad Padromos	1	ALS
NY Community Hospital	Brooklyn, NY	Dr. Prabhat Soni; Giostar	1	Critical COVID - ARDS
Providence Alaska Medical Center	Anchorage, AK	Dr. Mike Schwalbe	1	Critical COVID - ARDS
LA Downtown Medical Center	Los Angeles, CA	Dr. Prabhat Soni; Giostar	4	Critical COVID - ARDS

Compassionate use is intended to provide access to investigational medicines for patients with serious or life-threatening conditions who have limited available treatment options. Under applicable FDA rules, a patient cannot receive a compassionate use drug unless FDA has issued an individual patient eIND authorization, which the attending physician requested and received from FDA prior to each individual patient treatment. There is no randomized control group for patients treated under individual patient eIND authorization. For additional information regarding compassionate use using AlloRx Stem Cells, and data derived therefrom, see “Item 1A. Risk Factors” herein.

Preliminary Tolerability Data from Foreign Clinical Studies

Over 311 subjects have also been treated with AlloRx Stem Cells in foreign clinical studies being conducted by third parties. For a more complete description of our collaborative arrangements with certain foreign third-party clinics and medical centers and the open-label, patient-sponsored clinical studies being conducted by such foreign third-party clinics and medical centers, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below. As further described below, for all clinical studies that are conducted by foreign third-party clinics using AlloRx Stem Cells, we receive safety and tolerability data, including data relating to any occurrence of any serious adverse events, from such third-party clinics and medical centers, but they are ultimately responsible for the administration of AlloRx Stem Cells to individuals as well as their care and follow-up. In addition to receipt of safety and tolerability data, we also receive other preliminary and/or anecdotal data and information from time to time, but final end results generated from these open-label clinical studies conducted by foreign third-party clinics are unknown by us, and final objective data is not provided to us by these foreign third-party clinics and medical centers. While certain anecdotal data is used by us to cost-effectively explore where AlloRx Stem Cell therapy may have relevance, we intend to initiate and conduct clinical trials in the United States with the goal of proving efficacy and achieving regulatory approvals for AlloRx Stem Cell therapy, each of which is in the sole authority of the FDA.

Set forth below is additional information related to the treatment of subjects with AlloRx Stem Cells in open-label, patient-sponsored clinical studies conducted by foreign third-party clinics and medical centers, including the name and location of the third-party clinic, the identity of the lead investigator and the number of subjects treated for various indications. In connection with these treatments, there were no serious adverse events reported that were considered related to AlloRx Stem Cells:

Clinic Name	Location	Investigator	Subjects Treated (#)	Indications
Medical & Surgical Associates	St. John, Antigua	Dr. Chad Padromos	Total: 109
			62	Anti-inflammatory
			30	Osteoarthritis
			3	Diabetes
			2	Parkinson’s disease
			3	Chronic Kidney Disease
			3	Autism
			6	1 patient treated for each of various other indications(a)
Medical & Surgical Associates	St. John, Antigua	Dr. Joey Johns	Total: 17	COVID - ARDS
DVCStem	Seven Mile Beach, Grand Cayman Island	Dr. Lou Kona	Total: 175
			80	Anti-inflammatory
			43	Multiple Sclerosis
			3	Diabetes
			3	Fibromyalgia
			5	Crohn’s disease
			11	ALS
			4	Lyme disease
			2	Muscular Dystrophy
			3	Alzheimer’s disease
			6	Parkinson’s disease
			2	RA
			13	1 patient treated for each of various other indications(b)
Matamata Medical Center	Matamata, New Zealand	Dr. Bruce Pitchford	Total: 8
			3	MSA-p
			2	ALS
			3	Familial Tremor, Menigitis, MSA-c
PRMedica	Cabo San Lucas, Mexico	Dr. Victor Ocegueda	Total: 2
			1	Spinal Cord
			1	Long COVID

(a)	1 patient treated for each of various other indications, including: MS, RA, UC, Alzheimer’s, ED and Polymyalgia Rheumatica (a type of RA).
(b)	1 patient treated for each of various other indications, including: Long COVID, Stroke, Spinal Cord, Kidney Disease, UC, OA, COPD, Inclusion Body Myositis, Asbestosis, Asthma, MCA Stoke and Complex regional pain syndrome (CRPS).

Relevance of Preliminary Tolerability Data

We consider the preliminary tolerability data generated from the prior human experience described above to be relevant to our business for a variety of reasons, including:

●	Our IND applications submitted to FDA in which we sought, and ultimately received, FDA authorization to conduct Phase 1/2a clinical trials in PTHS and Long COVID were required to include, among other things, a comprehensive summary of all prior human experience with the product candidate. Accordingly, prior human experience data for AlloRx Stem Cells, including data collected in foreign clinical studies conducted by third parties, was previously provided by us to FDA at the time we submitted such IND applications, including comprehensive information relating to the subject and treating physician, safety and tolerability data, and whether any serious adverse events were reported. We expect to provide additional preliminary tolerability data to FDA in any regulatory submissions that may be submitted by us in the future. Accordingly, this preliminary tolerability data has enabled us to provide high quality, transparent communications and regulatory submissions with FDA.
●	This extensive prior human experience with our product candidate is a factor that goes into authorization from FDA to proceed with Phase 1/2a clinical trials to evaluate both the safety and efficacy of AlloRx Stem Cell therapy. Accordingly, we believe preliminary tolerability data has saved us substantial research and development time and resources.
●	Our continued supply of AlloRx Stem Cells for use in foreign clinical studies is also relevant for our continued study of the safety and tolerability effects of AlloRx Stem Cells while also exploring other potential indications where AlloRx Stem Cells may have relevance. Accordingly, we also use this preliminary tolerability data for our research and development activities, including for the efficient and informed internal development of our product candidates like AlloRx Stem Cell therapy. Therefore, we intend to continue to gain additional prior human data for additional indications for AlloRx Stem Cells, including in foreign clinical studies conducted by third parties. Accordingly, we believe this preliminary tolerability data is relevant given its use by us in the efficient and informed internal development of our product candidates.

Recent Acquisitions

InfiniVive MD

Effective August 1, 2021, we acquired all of the outstanding equity interests of InfiniVive MD from Dr. Jack Zamora, our former Chief Executive Officer, pursuant to an Agreement and Plan of Exchange. We issued 23,000,000 shares of our common stock to Dr. Zamora valued at $0.19 per share in the exchange transaction, which resulted in InfiniVive MD becoming a wholly-owned subsidiary of our company. The shares issued to Dr. Zamora are subject to restrictions on transfer. At the time of the acquisition, Dr. Zamora was Chief Executive Officer and a director of our company.

Prior to the acquisition, InfiniVive MD was a customer of our company.

Fitore

Also effective August 1, 2021, we acquired all of the issued and outstanding stock of Fitore, making that entity a wholly-owned subsidiary of our company. That acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) and resulted in the issuance of an aggregate of 4,000,000 shares of our common stock valued at $0.19 per share, six Series A Convertible Preferred Share Units (“Series A Units”), with each Series A Unit consisting of 2,000 shares of Series A Preferred Stock, a Class A Warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share and a Class B Warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share, and 5% Convertible Promissory Notes in the aggregate principal amount of $1 million. The notes are payable three years from the effective date of the acquisition and are convertible into our common stock at a conversion price of $1.00 per share. All of the securities issued in connection with the acquisition are subject to restrictions on transfer.

Our Chief Financial Officer, Nathan Haas, was a significant stockholder of Fitore at the time of the acquisition and in that capacity received 800,000 shares of our common stock, 1.2 Series A Units and a 5% Convertible Promissory Note in the principal amount of $200,000. Our former Chief Executive Officer, Dr. Jack Zamora, was also a significant stockholder of Fitore at the time of the acquisition and in that capacity received 1,200,000 shares of our common stock valued at $0.19 per share, 1.8 Series A Units and a 5% Convertible Promissory Note in the principal amount of $300,000.

Our Regenerative Medicine Business: AlloRx Stem Cell therapy

AlloRx Stem Cell therapy for Various Indications: a Scientific Approach

In a pre-clinical animal study by Hak-Hyun Ryu, et al, evaluating the effects of MSCs on spinal cord injuries in dogs (the “Ryu Study”), the following benefits were observed in animals receiving UC-derived MSCs as compared to the control group receiving no MSCs (Hak-Hyun Ryu et al, “Comparison of Mesenchymal Stem Cells Derived from Fat, Bone Marrow, Wharton’s Jelly, and Umbilical Cord Blood for Treating Spinal Cord Injuries in Dogs,” 74(12) J. Vet. Med. Sci., 1617-1630, 9 August 2012):

Increased locomotion of hind limbs (as measured by Olby scores). To objectively measure functional recovery after spinal injury, the Ryu Study utilized the Olby score (0-14). Prior to the spinal injury, all of the dogs in the Ryu Study had an Olby score of 14 points, which is indicative of normal pelvic limb gait. Eight weeks following treatment with MSCs, the MSC-treated dogs had Olby scores of 5 or 6 points, which indicates purposeful hind limb motion. By comparison, the control dogs not treated with MSCs had Olby scores of 3 points after eight weeks, which indicates possible minimal nonweight-bearing protraction of the pelvic limb in only one joint.

Lower levels of proinflammatory cytokines. The Ryu Study measured the concentration of certain proinflammatory cytokines, including COX-2 and IL-6, in the animals eight weeks after transplantation of UC-derived MSCs. The average concentration of COX-2 in the control group and the group treated with UC-derived MSCs was 55 ng/ml and 30 ng/ml, respectively. The average concentration of IL-6 in the control group and the group treated with UC-derived MSCs was 39 ng/ml and 24 ng/ml, respectively.

Increased expressions of neural proteins. The Ryu Study analyzed the expressions of neural proteins including class III beta-tubulin (Tuj1), neurofilament (NF160) and neuronal nuclei (NeuN), and galactosylceramidase (GALC) using Western blot analysis. After eight weeks, as compared to the untreated control group, dogs treated with UC-derived MSCs had 28% increased expression of Tuj1, 30% increased expression of NF160, 10% increased expression of NeuN and 11% increased expression of GALC. The increased expressions of these proteins are indicative of increased neuroprotective effects.

Potential Mechanisms of Action of AlloRx Stem Cell therapy

We intend to conduct clinical trials in the United States and additional pre-clinical research in hopes of continuing to refine our understanding of AlloRx Stem Cell therapy’s activities and mechanisms of action. Based on the findings described above and our own extensive pre-clinical research, among others, we intend to further evaluate the potential of AlloRx Stem Cell therapy to treat multiple facets of various indications through potentially multiple mechanisms of actions that may include the following:

●	Reduction of inflammation. We believe AlloRx Stem Cell therapy may have the potential to reduce inflammation (i) through activation of anti-inflammatory biochemical and cellular pathways, including potentially reducing destructive pro-inflammatory cytokines that may negatively impact the brain, muscles, bones, and joints, and (ii) by converting certain harmful pro-inflammatory macrophages, called M1 macrophages (a type of white blood cell that is vital to the immune system) to certain anti-inflammatory macrophages, called M2 macrophages. These potential mechanisms of action are illustrated in the diagram below.

●	Modulate immune function. We believe that AlloRx Stem Cell therapy may have the potential to improve immune system function, such as by potentially regulating a variety of immune cells mediating the cellular immune system including T-cells, T-helper cells, TREG cells and dendritic cells. Immunomodulation typically involves immunosuppression, which support the potential use of UC-derived MSCs in treating autoimmune diseases.

●	Restore blood flow. We believe AlloRx Stem Cell therapy may have the potential to restore blood flow due to injury or stroke through a process called angiogenesis and to induce formation of endothelial cells that restore blood flow to tissues and improve overall functioning of the blood vessels. We intend to evaluate the potential of AlloRx Stem Cell therapy to improve blood supply to the muscles, bones, and organs, including the brain, and thereby improve nutrient supply and waste removal.

●	Activate intrinsic repair and regenerative mechanisms. We believe AlloRx Stem Cell therapy may have the potential to induce regenerative and repair pathways to promote cellular recovery from damage and restore homeostasis.

Potential biological advantages of UC-Derived MSCs

The starting raw material source for AlloRx Stem Cells is the Wharton’s jelly of donated UCs. Based on extensive pre-clinical studies and research conducted by us and third parties, as further described below, we believe UC-derived MSCs like AlloRx Stem Cells may have advantages compared to MSCs derived from other starting raw material sources, such as BM-MSCs, AD-MSCs, and P-MSCs.

UC-derived MSCs are the youngest adult stem cells and are therefore generally free from issues related to age (such as mutations), and prior medical conditions that come with the use of BM-MSCs and AD-MSCs. In addition, unlike BM-MSCs, AD-MSCs, UC-derived MSCs involve a non-invasive collection process, are sourced and collected after childbirth, and may provide significant economies of scale in the manufacturing process, as further described below. We believe these factors taken together may provide us with a competitive and financial advantage compared to other cell therapies currently in development that are derived from BM-MSCs, AD-MSCs or P-MSCs.

In addition, in our extensive pre-clinical, in vitro studies described below, we analyzed various biological characteristics of AlloRx Stem Cells (UC-derived MSCs) in head-to-head comparisons to AD-MSCs, BM-MSCs, and P-MSCs, including:

Growth Rate

Because MSCs must be expanded in vitro prior to use in a clinical setting, we believe that the growth and expansion characteristics of MSCs in vitro are an important consideration. In a pre-clinical, in vitro study, we analyzed MSCs’ growth in cell cultures in head-to-head comparisons and observed that AlloRx Stem Cells (UC-derived MSCs) doubled in size in vitro after only 25 hours, as compared to longer doubling times of 35 hours, 40 hours and 53 hours for AD-MSCs, P-MSCs and BM-MSCs, respectively, indicating an increased growth rate of AlloRx Stem Cells as compared to these other MSCs. Pre-clinical studies conducted by third parties using other UC-derived MSCs also support our observations described above. In the Kim Study, which analyzed the immunological characteristics of UC-derived MSCs in a head-to-head comparison to AD-MSCs and PL-MSCs, it was observed that UC-derived MSCs doubled in size in vitro after only 32.1 hours, whereas PL-MSCs doubled after 42.7 hours and AD-MSCs doubled after 56.4 hours.

Immunomodulatory Potency Measures

In a pre-clinical, in vitro study, we analyzed the immunomodulatory potency of AlloRx Stem Cells (UC-derived MSCs) in a head-to-head comparison to AD-MSCs, BM-MSCs, and P-MSCs. To compare immunomodulatory properties of MSCs from these sources, the activation of IDO by exposure to γ-IFN was determined on an equivalent cellular basis (see graph below). The γ-IFN-induced IDO activity was quantified by the conversion of tryptophan to kynurenine. IDO, an immunomodulatory substance secreted by MSCs, initiates the conversion of tryptophan to kynurenine, and kynurenine expression plays a critical role in regulating the body’s immune response. Maximal IDO activity at 10 ng/ml γ-IFN was approximately two-fold greater in AlloRx Stem Cells versus the MSCs derived from other sources. There was a significant difference in γ-IFN-induced IDO activity between the AD-MSCs, BM-MSCs, and P-MSCs compared to AlloRx Stem Cells (UC- derived MSCs) with a p-value<0.005 by one-way ANOVA analysis of variance for significance of slope difference. We believe these results indicate UC-derived MSCs like AlloRx Stem Cells may have greater immunomodulatory cellular potency by quantification of γ-IFN-induced IDO activity, as compared to AD-MSCs, P-MSCs, and BM-MSCs.

Immunomodulatory potency of UC- derived MSCs, AD-MSCs, P-MSCs and BM -MSCs by the γ-IFN induced IDO activity assay is shown above.

Pre-clinical studies conducted by third parties using other UC-derived MSCs support our observations described above, as the Kim Study also observed the following concentrations of two other immunomodulatory substances secreted by MSCs, TGF-ꞵ1 and hepatocyte growth factor (“HGF”), 48 hours after γ-IFN activation in UC-derived MSCs as compared to AD-MSCs and PL-MSCs:

Immunomodulatory Substance	UC-derived MSCs	AD-MSCs	PL-MSCs
TGF-ꞵ1	4.5 ng/ml	3.5 ng/ml	3.5 ng/ml
HGF	325 pg/ml	190 pg/ml	100 pg/ml

Cellular ATP Expression

In a pre-clinical, in vitro study, we performed a quantitative assessment of mitochondrial function by measuring ATP expression of AlloRx Stem Cells (UC-derived MSCs) in a head-to-head comparison to AD-MSCs, BM-MSCs, and P-MSCs. As illustrated in the chart below, AlloRx Stem Cells (UC-derived MSCs) showed a significant difference in cellular ATP-content. ATP expression is a measure of cellular energy, as ATP is the primary molecule that stores and transfers energy in a cell and powers metabolic processes within the body. Due to the fact that mitochondria produce most ATP within the body, we believe these results indicate the potential for increased mitochondrial functionality of UC-derived MSCs like AlloRx Stem Cells as compared to AD-MSCs, P-MSCs, and BM-MSCs.

In the chart above, cellular ATP is shown as a function of cells per well. Cellular potency is measured by the slope of this relation.

Cell Migration

In a pre-clinical, in vitro study, we analyzed the migration of AlloRx Stem Cells (UC-derived MSCs) in a head-to-head comparison to AD-MSCs, BM-MSCs, and P-MSCs, in response to exposure to Substance P. Substance P is a peptide that presents itself when an injury occurs, thus simulating an environment of injury. As illustrated in the chart below, AlloRx Stem Cells (UC-derived MSCs) showed a significant difference in cell migration in response to Substance P, as AlloRx Stem Cells (UC-derived MSCs) showed greatest closure at 50 pg/mL Substance P (~40% closure), while AD-MSC, P-MSC, and BM-MSC had a closure between 5-15% all within a 72-hour period. These results were seen in several replicates (n=4). Due to the fact that Substance P is a peptide that presents itself in response to an injury, we believe that UC-derived MSCs’ ability to migrate to Substance P reaction at a faster rate may be indicative of an ability to more quickly migrate to the source of injury within the body as compared to AD-MSCs, P-MSCs, and BM-MSCs.

Comparison of migration into cell-free regions. Migration was measured by percent closure of the occluded plate region and is plotted as a function of time following exposure to 50 pg/ml Substance P.

Proliferation Capacity

In a pre-clinical, in vitro study, we also analyzed the proliferation capacity of AlloRx Stem Cells (UC-derived MSCs) in a head-to-head comparison to AD-MSCs, BM-MSCs, and P-MSCs, by quantifying cellular redox activity by a well-validated resazurin-based fluorometric assay. As illustrated in the chart below, we observed that AlloRx Stem Cells (UC-derived MSCs) had a maximum effect of fetal bovine serum (“FBS”) at 6%, while no saturation was seen in the other cell lines, indicating greater cell proliferation capacity in AlloRx Stem Cells as compared to AD-MSCs, BM-MSCs, and P-MSCs.

In the chart above, the relative fluorescent difference at day 1 and 3 using Presto Blue as shown as a function of FBS content in a serum-free medium.

Key Features and Potential Benefits of AlloRx Stem Cell therapy

The key features of AlloRx Stem Cell therapy offer potential benefits as a possible therapeutic, including the following:

●	“Off-the-Shelf” and scalable product. AlloRx Stem Cell therapy is intended to be an “off-the-shelf” commercialized product that is stored frozen and available for on-demand use. AlloRx Stem Cells are allogeneic cells derived from the youngest known adult stem cells as opposed to autologous MSCs derived from adipose tissue, bone marrow, etc. Since these cells are non-immunogenic and do not transfer DNA to the recipient, they do not require tissue extraction as do autologous MSCs. As of December 31, 2022, AlloRx Stem Cells have been administered in over 327 individuals without eliciting a rejection or allergic response from the recipient. We believe this is because umbilical cord-derived MSCs are non-immunogenic meaning that they do not illicit an immune response based on previous independent research by third parties, and thus AlloRx Stem Cell therapy does not require tissue-type matching. Each lot of AlloRx Stem Cell therapy is derived from the Wharton’s jelly of donated umbilical cords, where young MSCs are present. AlloRx Stem Cells are then culture-expanded in vitro using MSC-Gro, our proprietary specialty culture media, to produce more MSCs with potentially increased potency and viability as compared to MSCs prepared using stromal vascular fraction (“SVF”). We currently have the capacity to manufacture 300 AlloRx Stem Cell therapy treatments per month. We are currently planning a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility. We believe that the use of fully automated closed system bioprocessing in a new cGMP biomanufacturing facility would allow us to fully capitalize on the potential biological advantages of UC-derived MSCs. Leveraging the potential biological advantages of UC-derived MSCs and the increased technological and manufacturing capabilities in a new cGMP biomanufacturing facility, we believe that the number of AlloRx Stem Cell therapy treatments that we may be able to manufacture from just one umbilical cord could increase exponentially from current levels. We believe that these economies of scale may provide us with a significant competitive and financial advantage compared to other cell therapies currently in development that are derived from BM-MSCs, AD-MSCs or P-MSCs. This also provides significant advantages over autologous cell therapy interventions, which involve removing cells from an individual through an operative procedure, and then reintroducing the cells back into the same person, sometimes after weeks of culture expansion. Accordingly, autologous approaches lack economies of scale since they serve only a single patient. In foreign clinical studies conducted by third-parties thus far, AlloRx Stem Cells have been administered through intravenous infusion in under one hour on an outpatient basis, or via direct tissue injection, depending upon the indication.

●	Potential biological advantages of UC-derived MSCs. The starting raw material source for AlloRx Stem Cells is the Wharton’s jelly of donated umbilical cords. As further described above (see “AlloRx Stem Cell therapy for Various Indications: a Scientific Approach —Potential Biological advantages of UC-Derived MSCs”), we believe that UC-derived MSCs have a number of potential biological advantages compared to MSCs sourced from other raw materials. The sourcing and manufacturing of AlloRx Stem Cells are designed to capitalize on the potential biological advantages of MSCs sourced from umbilical cords.

●	Consistent manufacturing. Manufacturing of AlloRx Stem Cells is performed by us at the manufacturing facility we lease in Golden, Colorado. The manufacturing facility is cGMP compliant and CLIA certified, with a QMS that is globally recognized as ISO 9001:2015 and ISO 13485:2016 certified. AlloRx Stem Cells are sourced from the Wharton’s jelly of umbilical cords. All donated umbilical cords are received directly from tissue banks registered with The American Association of Tissue Banks (“AATB”). Prior to accepting donated umbilical cords, strict screening and evaluation of the donor’s medical and social history is performed. Prior to processing, the umbilical cords undergo additional rigorous testing, screening and monitoring, including third-party in vitro testing for the absence of a wide variety of common viral infections in donors by FDA-approved assays for a wide variety of infections, including hepatitis A, B and C, COVID-19, and HIV-1/HIV-2. Throughout the production process, the cells are analyzed according to pre-established criteria to ensure that a consistent, well-characterized product candidate is produced in accordance with the Chemistry, Manufacturing and Controls (“CMC”) section of our INDs. We are planning to lease a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA for the manufacture of AlloRx Stem Cells, given that it is a product intended for parenteral use in humans. Subject to available capital resources, we expect to commence development of the new cGMP biomanufacturing facility in 2024.

●	Preliminary Tolerability Data. As of December 31, 2022, over 327 subjects have received treatment with our AlloRx Stem Cells, primarily in foreign clinical studies conducted by third parties, and no serious adverse events have been reported that were considered related to the product candidate. In foreign clinical studies using AlloRx Stem Cells, we have observed that intra-articular injections for musculoskeletal conditions can produce transient pain, which can be treated by analgesics and typically subsides within 24 to 48 hours.

Other Pre-Clinical Development Programs: AlloRx Stem Cell therapy for Potential Treatment of Other Indications

In addition to our core development programs, we are also evaluating the potential of AlloRx Stem Cell therapy for the treatment of a broad range of other indications, with a focus on autoimmune diseases and inflammatory disorders. We believe that we can leverage clinical safety data from our core development programs, including for PTHS and Long COVID, and preclinical studies to support research and development efforts in other areas, saving substantial development time and resources compared to traditional drug development where each program is separately developed. Accordingly, we are advancing preclinical research and development work in the indications described below.

Inflammatory and Autoimmune Disorders In General

We are currently focused on the treatment of autoimmune diseases and inflammatory disorders. There are over 80 recognized autoimmune disorders, which are caused by an acute or chronic imbalance in the immune system where the immune system recognizes proteins of the body as foreign and elicits a specific immune response that leads to the immune system improperly attacking certain bodily tissues, cells or organs (for example, in MS, the immune system recognizes myelin basic protein as foreign). Some inflammatory and autoimmune conditions are caused by genetic or environmental factors, or a combination of both, while others may be caused from complications associated with other diseases or trauma or the treatment of other diseases or trauma. In general, inflammatory and autoimmune disorders share certain biological characteristics, in that the immune system imbalance results from the improper activation of certain immune cells that can lead to extensive tissue damage and destruction and cause pain and loss of function. Inflammatory and autoimmune disorders represent major areas of unmet clinical needs, as well as substantial commercial opportunities.

ALS

Description and Medical Need

ALS, often referred to as “Lou Gehrig’s disease,” is a progressive neurodegenerative disease caused by selective death of motor nerve cells in the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. The progressive degeneration of the motor neurons in ALS patients lead to progressive weakness, respiratory failure and eventually, death.

Worldwide, the prevalence of ALS is approximately 5 to 7 per 100,000 individuals. According to Johns Hopkins Medicine, it is estimated that as many as 30,000 Americans have the disease at any given time. Treatment decisions are typically determined by the patient’s symptoms, preferences and the stage of the disease. Approved disease modifying medications include Riluzole, which has been approved by FDA to treat ALS.

Next Steps

We intend to investigate AlloRx Stem Cells in an animal model of ALS to test various cohorts including AlloRx Stem Cells alone or in combination with neural stem cells (“NSCs”), NSCs alone and another cohort where TDP-43, a recently discovered neuromuscular protein that may underly motor neuron death, is inactivated. We intend to seek grant funding to conduct these studies. We plan to continue to supply AlloRx Stem Cells to foreign third-party clinics and medical centers for use in foreign clinical studies of ALS that are being conducted, or that will be conducted, by these clinics and medical centers at the patients’ own expense, thereby expanding the sample population to gain additional prior human experience. For additional information, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below.

Parkinson’s Disease

Description and Medical Need

Parkinson’s disease is a chronic, progressive neurodegenerative disorder in which dopamine-producing neurons residing in the Substantia Nigra region of the brain undergo degeneration and eventually die, resulting in progressive impairment in movement and gait and other non-motor symptoms. The cause of the disease is presently unknown. Parkinson’s disease is the second-most common neurodegenerative disorder. Most people are over the age of 50 when they are first diagnosed.

According to the Parkinson’s Foundation, over 10 million people worldwide suffer from Parkinson’s disease, of whom about 1 million are in the United States. Treatment of Parkinson’s disease primarily comprises symptomatic treatment through dopamine replacement, either directly (Levodopa), with dopamine mimetics or by inhibition of its breakdown. These treatments focus on treating the symptoms of the disease and are not a cure for Parkinson’s disease. Parkinson’s disease is also treated by Deep Brain Stimulation (“DBS”), which consists of implanting electrodes deep into the brain to provide permanent electrical stimulation to specific areas of the brain and to cause a delay in the activity in those areas. Similar to drug therapy, DBS focuses on treating the symptoms of Parkinson’s disease and does not provide a cure.

Next Steps

There is a great unmet need for novel approaches towards the effective management and potential treatment of Parkinson’s disease and we believe AlloRx Stem Cell therapy may represent a promising approach especially when deployed by methods that could allow access of these cells to the brain. We plan to continue to supply AlloRx Stem Cells to foreign third-party clinics and medical centers for use in foreign clinical studies of Parkinson’s disease being conducted by these clinics and medical centers at the patients’ own expense, thereby expanding the sample population to gain additional prior human experience. For additional information, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below.

Traumatic Brain Injury

Description and Medical Need

Traumatic brain injury, or TBI, typically occurs when a sudden force impacts the head, resulting in damage and functional impairment of the brain. Injuries range in severity, from mild, characterized by a brief change in mental status or consciousness, to severe, involving an extended period of unconsciousness or amnesia. Mild TBI accounts for 70 to 80% of all reported TBIs, but the prevalence may be even higher, as many cases often do not receive medical attention. Symptoms of mild TBI may include headaches, fatigue, depression, irritability and impaired cognitive function and may persist for many years, negatively affecting quality of life. In addition, mild TBI can lead to increased risk of affective mood disorders such as major depressive disorder, post-traumatic stress disorder and other psychiatric and nonpsychiatric disorders.

In the United States, the CDC estimates 1.7 million people sustain a TBI annually. Nearly 3.2 to 5.3 million people in the United States live with TBI-related disabilities, and 15% to 30% of patients being treated for TBI continue to exhibit prolonged neurocognitive dysfunctions. To date, there are no pharmacological treatments approved for mild TBI, and there are limited assets in development. Patients with mild TBI are often told to avoid mentally strenuous activities to allow their brains to rest.

Next Steps

We believe that AlloRx Stem Cell therapy may have the potential to reduce the extent of damage caused by a TBI and promote accelerated healing of the blood-brain barrier. We plan to first perform pre-clinical studies of animal models comparing AlloRx Stem Cells to their secreted products containing exosomes and we plan to seek future grant support for these studies. We plan to supply AlloRx Stem Cells to foreign third-party clinics and medical centers for use in foreign clinical studies of TBI that are being conducted, or that will be conducted, by these clinics and medical centers at the patients’ own expense, thereby expanding the sample population to gain additional prior human experience. For additional information, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below.

International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies

In addition to our development programs in the United States, we supply AlloRx Stem Cells to certain foreign third-party clinics and medical centers. Internationally, AlloRx Stem Cells are being supplied for use in clinical studies in the following countries:

●	St. John’s, Antigua and Barbuda: The Medical Surgical Associates Center, in collaboration with The Foundation for Orthopaedics and Regenerative Medicine, is expected to conduct over 25 clinical studies for a wide variety of indications, including: stroke, Parkinson’s disease, osteoporosis, lupus, osteoarthritis, cerebral palsy, COPD/asthma, MS, autism, and diabetes. These clinical studies are currently recruiting patients for enrollment. The PI for these clinical studies, Dr. Chadwick Prodromos, owns 4 Series A Units of the Company.

●	Cayman Islands: Ongoing clinical studies being conducted by DVC Stem for a wide variety of indications, including Crohn’s disease, osteoarthritis, meniscus tears, Alzheimer’s disease, and Parkinson’s disease.

Eligible individuals with certain specified indications and who meet eligibility requirements may receive AlloRx Stem Cells at their own expense at these third-party clinics and medical centers and others with which we may supply AlloRx Stem Cells in the future. The primary purpose of these clinical trials is for the open-label treatment of the respective indication; accordingly, there is no randomized control group for patients treated in these foreign clinical studies. For foreign clinical studies that are conducted using AlloRx Stem Cells, the third-party clinics and medical centers are responsible for the administration of AlloRx Stem Cells to these individuals as well as their care and follow-up. They are also responsible for compliance with all applicable regulations. These third-party clinics or medical centers receive formal letters from the Ministry of Health (or other comparable agency) of these countries and/or IRB approval (or other comparable ethical review committee approval) prior to the commencement of these clinical studies.

We leverage safety, tolerability and dosing data, along with certain other anecdotal data and information, generated by these foreign clinical studies to support our internal research and development activities and for the efficient and informed internal development of our AlloRx Stem Cell therapy development programs. These clinical studies have enabled us to gain additional prior human experience using AlloRx Stem Cells, and the resulting data has enabled us to better understand the tolerability profile of AlloRx Stem Cells, as well as allowing us to cost-effectively explore where AlloRx Stem Cell therapy may have relevance and efficacy and how it may be utilized to advance treatment over current standards of care. AlloRx Stem Cells are not licensed for commercial sale in these countries and are considered an investigational therapeutic.

Participation in these foreign clinical studies has been adversely impacted by the COVID-19 pandemic, including due to travel restrictions imposed by various countries. While many of these travel restrictions have now been lifted, participation in these clinical trials remains lower than anticipated, due in part to pandemic-related effects on international travel.

Material Terms of Supply Arrangements

Our supply arrangements with third-party clinics and medical centers are typically not governed by any written supply, clinical trial, or data sharing agreements. However, prior to the sale of AlloRx Stem Cells to these foreign clinics and medical centers, we require that each foreign third-party clinic and medical center first provide us with proof of review and approval or favorable opinion of an IRB or another independent ethics committee and compliance with any local government regulations. Each foreign third-party clinic must also provide us with the name of the administrator of the study and his or her qualifications to conduct the study. Finally, each foreign third-party clinic must agree to provide us with the safety, tolerability and dosing data from the use of AlloRx Stem Cells in the study, including any serious adverse events or adverse events, in compliance with HIPPA requirements. In return, we agree to supply the clinic with AlloRx Stem Cells at an agreed price per vial of AlloRx Stem Cells. We derive revenues from our sale of AlloRx Stem Cells pursuant to these supply arrangements, and these arrangements do not involve the type of collaborative arrangements in which we share the risks and rewards of any clinical trials or otherwise with these foreign third-party medical centers.

Generally, under these supply arrangements, these foreign third-party clinics must issue purchase orders for AlloRx Stem Cells. Although these purchase orders stipulate key terms including order quantity, price, payment terms, and delivery instructions, these arrangements do not have any minimum purchase requirements. In addition, pursuant to our informal supply arrangement with DVC Stem located in the Cayman Islands, we will not supply any other third-party clinic located in the Cayman Islands with AlloRx Stem Cells for so long as DVC Stem continues to purchase AlloRx Stem Cells from us. For a discussion of certain risks related to our supply arrangements with these foreign clinics, including that a substantial portion of our sales are completed on a purchase order basis without any written supply, clinical trial or data sharing agreements, see “Item 1A. Risk Factors” herein.

Memorandum of Understanding with Dr. Zamora

On November 20, 2022, we entered into a Memorandum of Understanding with Dr. Zamora (the “MOU”) in order to support clinical research for AlloRx Stem Cells. Under the MOU, we agreed to provide AlloRx Stem Cells at a specified price to international clinical research facilities or other clinics with which Dr. Zamora may become affiliated, provided that certain regulatory conditions are satisfied, including proof of satisfaction of applicable United States and local legal requirements. The MOU will be effective for a period of five years, unless earlier terminated or replaced by mutual written agreement between Dr. Zamora and the Company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information.

Joint Operating Agreement with European Wellness

On August 6, 2021, we entered into a Joint Operating Agreement (the “JOA”) with European Wellness and BioPep, its research and development subsidiary, under which we agreed to provide research and development services on identified targets. We were unable to identify a key target product to submit for FDA IND authorization using European Wellness’s existing mito-organelle peptides as the starting biological material as contemplated by the JOA. As a result, on April 28, 2022, we entered into an amendment (the “Amendment”) to the JOA (as amended, the “European Wellness Agreement”).

Pursuant to the European Wellness Agreement, we are now obligated to use our best efforts to identify a key investigational product candidate, using AlloEx Exosomes as the starting biological material, that can be submitted by European Wellness for FDA IND authorization. AlloEx Exosomes, and any investigational product candidate identified and developed under the agreement with European Wellness, are or will be regulated by the FDA as a biological product. We are currently in the early stage of identification and potential development of any key investigational product candidate, and are working with third-party service providers to support this process, which will require substantial time, resources and regulatory approval prior to potential commercialization in the United States

The European Wellness Agreement also requires us to use our best efforts, in collaboration with a third-party service provider to be identified by us, to develop an FDA-validated immunoassay and potency assay of any target product. It is contemplated that any pre-clinical studies will be carried out by a third-party service provider, with our support and oversight. In addition, we agreed to manage the production of any target research products and to quantify biological activity for preclinical and clinical testing to support an FDA IND filing, all of which will be carried out by third-party service providers identified by us, at third-party manufacturing facilities.

We are additionally required, pursuant to the European Wellness Agreement, to oversee the development by a third-party service provider of a recombinant cell line, to be delivered to European Wellness, for certain manufacturing.

With the ultimate goal of supporting BioPep in becoming a cGMP manufacturer in the US, we are also obligated to help develop a biomanufacturing infrastructure to support BLA-compliant operations and to develop a certified Quality Management System for BioPep to support FDA approval of target products. For any INDs to be submitted by us or European Wellness covering products developed under the European Wellness Agreement, we are obligated to provide the “Chemistry, Manufacturing, and Controls” section in support of the full IND application.

The Amendment further contemplates the potential identification and development of a veterinary product by a third-party using rabbit-sourced umbilical-cord derived MSCs. It is contemplated that development of this veterinary product in collaboration with European Wellness will begin once the key investigational product using AlloEx Exosomes is completed. We and European Wellness are obligated to use our best efforts to negotiate the terms of this arrangement at such time.

If any products developed pursuant to the European Wellness Agreement are ultimately approved for commercialization, the European Wellness Agreement contemplates that such products will be commercialized and distributed by European Wellness and/or BioPep. However, the European Wellness Agreement also contemplates that certain post-development rights and obligations of us and European Wellness, such as potential licensing rights to us and shared ownership over intellectual property developed pursuant to the agreement, will be negotiated with European Wellness at a later date. The European Wellness Agreement further contemplates that the parties may enter into negotiations to potentially engage Vitro as a CMO to carry out product manufacturing on behalf of European Wellness and BioPep. At this time, the European Wellness Agreement does not provide us any licensing rights, royalty rights or ownership over the products developed.

Upon signing the Joint Operating Agreement in August 2021, European Wellness paid us an initial fee of $500,000, which was recognized as revenue during the first quarter of 2022 when the associated performance milestones had been achieved. In connection with the Amendment, European Wellness also paid us an additional lump-sum payment of $250,000 in May 2022, which has been recorded as deferred revenue and will be recognized as revenue upon achievement of certain other milestones. Future milestones may include identifying an Active Pharmaceutical Ingredient (API) for product development within AlloEx Exosomes, development of an FDA-validated immunoassay and qualify third-party vendors for ISO certification, development of a downstream manufacturing method and handle equipment procurement, development and scaling of a manicuring system with the goal of commercial scale and potential future IND filings. We also receive quarterly payments of $25,000 for providing research and development management services. In total, we may be eligible to receive additional estimated payments up to $5.6 million from European Wellness upon the achievement of certain developmental and regulatory milestones as set forth in the European Wellness Agreement, which we expect will result in more than $500,000 profit to us after deducting estimated expenses. Except for the payment to us by European Wellness of an additional lump-sum payment of $250,000 upon signing the Amendment, the financial terms of the amended Joint Operating Agreement remain unchanged.

By its terms, the European Wellness Agreement will terminate July 31, 2023. We or European Wellness may terminate the European Wellness Agreement in its entirety without cause at any time by providing 30-days prior written notice. In addition, we or European Wellness may terminate the European Wellness Agreement immediately under certain circumstances, including without limitation, if either party defaults with respect to its obligations under the agreement and does not cure such default within 30 days after receiving notice of such default.

Consulting Services Agreement with Solstice Life Sciences

On January 24, 2023, we entered into a services agreement with Solstice pursuant to which Solstice will provide an array of advisory services related to the development and commercialization of our product candidates (the “Solstice Agreement”). With respect to our lead development program for AlloRx Stem Cell therapy, pursuant to the Solstice Agreement, Solstice will assist us in reviewing various regulatory submissions and provide guidance on study protocols and development plans. Solstice will also provide certain advisory services related to the clinical trial process for our contemplated Phase 1/2a clinical trials for PTHS and Long COVID, as further discussed above.

Solstice has also agreed to assist us in advancing our development program for AlloEx Exosomes. In this capacity, Solstice will assist us in analyzing certain data and research related to AlloEx Exosomes and in the design and implementation of a development and marketing plan for AlloEx Exosomes for potential various applications, as well as to further support and manage any potential clinical trial process for AlloEx Exosomes, including the identification of clinical trial site(s), the engagement of a principal investigator and the negotiation of a CTA for any contemplated trial.

The Solstice Agreement has an initial term of six months and may be terminated earlier by the Company without cause upon 30 days’ written notice to Solstice or immediately by either party under certain circumstances, including without limitation, if either party defaults with respect to its obligations under the agreement and does not cure such default within 30 days after receiving notice of such default.

Manufacturing

The manufacture and delivery of cell therapy products to patients involves complex, integrated processes. Commercial success in this area requires manufacturing processes that are reliable, scalable, and economical. We have and will continue to devote significant resources to process development and manufacturing scale-up to optimize process robustness and success rates in developing AlloRx Stem Cells, AlloRx Stem Cell therapy, AlloEx Exosomes and other potential product candidates, as well as to reduce per-unit manufacturing costs and enable us to quickly achieve regional and global scale production upon regulatory approval for AlloRx Stem Cell therapy or any additional product candidates.

We currently operate a manufacturing facility in Golden, Colorado that is cGMP compliant and CLIA certified, with a QMS that is globally recognized as ISO 9001:2015 and ISO 13485:2016 certified. We manufacture AlloRx Stem Cells and certain other of our products and technologies, including CAFs, at this manufacturing facility. In addition, we are also planning a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We intend to use a portion of the net proceeds from any future debt or equity financing, together with our existing cash and any additional funds received upon the exercise for cash of our outstanding warrants, if and when exercised at the election of the warrant holders, to fund the acquisition of fully automated closed system bioprocessing and other equipment needed for the development of a new cGMP compliant manufacturing facility which we expect to lease. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA for the manufacture of AlloRx Stem Cell therapy, given that it is a product intended for parenteral use in humans. Subject to available capital resources, we expect to commence development of the new cGMP biomanufacturing facility in 2024. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility.

AlloRx Stem Cells and AlloRx Stem Cell therapy

The sourcing and manufacturing of AlloRx Stem Cells are designed to capitalize on the potential biological advantages of MSCs sourced from umbilical cords. We currently have the capacity to manufacture 300 AlloRx Stem Cell therapy treatments per month. We believe that the use of fully automated closed system bioprocessing in a new cGMP biomanufacturing facility would allow us to fully capitalize on the potential biological advantages of UC-derived MSCs. Leveraging the potential biological advantages of UC-derived MSCs and the increased technological and manufacturing capabilities in a new cGMP biomanufacturing facility, we believe that the number of AlloRx Stem Cell therapy treatments that we may be able to manufacture from just one umbilical cord may increase exponentially from current levels.

The manufacturing facility that we lease went online in 2007 and consists of 2000 square feet of R&D space, with approximately 250 square feet of cleanroom and 1000 square feet of warehouse and Quality Control space. The cleanroom area is used exclusively for processing of human cellular and tissue products for use in clinical trials, research and development, and sale to third parties as discussed above.

During our proprietary manufacturing process, we utilize our proprietary specialty culture media, MSC-Gro, to support the growth and expansion of MSCs from umbilical cords to create AlloRx Stem Cells. We believe that MSC-Gro provides us with additional significant competitive advantages given its potential ability to produce more MSCs with potentially increased potency and viability as compared to MSCs prepared through SVF. In an in vitro study comparing SVF and expanded MSCs using MSC-Gro, we observed that MSCs expanded using MSC-Gro had (i) increased γ-IFN-induced IDO activity, suggesting greater immunomodulatory potency, (ii) increased cellular ATP-content, suggesting the potential for increased mitochondrial functionality, and (iii) greater cell counts and viability, as compared to SVF-prepared MSCs.

After expansion using MSC-Gro, AlloRx Stem Cells are then formulated, packaged and stored frozen (cryopreserved) until shortly before use. Our manufacturing process for AlloRx Stem Cell therapy has been reviewed and authorized by the FDA under CMC as part of our IND applications.

All umbilical cords are donated by healthy adult females following childbirth and are received directly from tissue banks registered with the AATB. Prior to accepting donated umbilical cords, strict screening of the donor’s medical and social history is evaluated. The donor also consents with the AATB accredited facility, and serology and virology are performed prior to processing. Throughout the production process, the cells are analyzed according to pre-established criteria to ensure that a consistent, well-characterized product candidate is produced. Due to the significant number of AlloRx Stem Cell therapy treatments that can be manufactured from just one umbilical cord, we currently believe that we have an adequate number of umbilical cords on hand to meet our current and anticipated manufacturing needs. We anticipate obtaining any additional umbilical cords that may be needed from tissue banks registered with the AATB. Because umbilical cords are sourced from medical waste that is discarded after childbirth, we believe that there is an adequate supply of umbilical cords that can be sourced from these registered tissue banks on an as needed basis. If these registered tissue banks were to no longer provide umbilical cords to us, alternate suppliers would be needed; otherwise, this could impact our ability to produce AlloRx Stem Cells in the future. Our cell banks used in production of AlloRx Stem Cells also undergo substantial safety testing, including in-vitro cell-based assay tests, in-vivo testing in animal models as well as extensive viral pathogen and bacterial assays to assure absence of adventitious agents according to FDA guidelines.

InfiniVive MD Cosmetic and Exosomes Serums

At the manufacturing facility that we lease in Golden, Colorado, we manufacture all our products sold through InfiniVive MD, including InfiniVive MD’s Exosome Serum and InfiniVive MD’s Daily Serum.

Fitore Dietary Supplements and Nutraceuticals

We are currently selling Fitore products solely from remaining inventory and do not anticipate manufacturing any additional products in the foreseeable future or at all. For a discussion of certain risk relating to the manufacture of dietary supplements, nutraceuticals and other health products, see “Item 1A. Risk Factors— Risks Related to the Dietary and Nutritional Supplements Industry and Fitore Products.”

Commercialization

We currently have limited sales, marketing and product distribution infrastructure relating to sales of our MSC-Gro and other stem cell products, InfiniVive MD cosmetic treatments, and Fitore dietary supplements and nutraceuticals. In order to commercialize any of our biologic or drug product candidates, including AlloRx Stem Cell therapy, if approved by FDA for commercial sale, we will need to develop a more robust sales and marketing organization with technical expertise and supporting distribution capabilities for the biologic or drug product candidates or collaborate with third parties that have sales and marketing experience.

As we move AlloRx Stem Cell therapy or any additional product candidates through development toward regulatory approval, we will evaluate several options for each product candidate’s commercialization strategy. These options include further building an internal sales force, entering into a joint marketing collaboration with another pharmaceutical or biotechnology company, or out-licensing any future approved product to another pharmaceutical or biotechnology company.

Competition

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. The field of regenerative medicine, which includes gene therapies, cell therapies (such as AlloRx Stem Cell therapy), and tissue-engineered products, is broadly defined as “products intended to repair, replace or regenerate organs, tissues, cells, genes, and metabolic processes in the body,” per the Alliance for Regenerative Medicine, an international advocacy organization. Regenerative medicine companies number over 1,000 worldwide as of the first half of 2020.

In many of the indications in our development programs, we face competition from both cellular therapy companies, and pharmaceutical/biotechnology companies. The following table is a general list of cellular therapy companies that we believe could be considered our primary competition on the basis that these companies are developers of living cell-based therapies, albeit for different indications in some cases.

Name	Corporate Headquarters	Clinical stage pipeline indication(s)
Athersys, Inc.	U.S.	Ischemic stroke; ARDS; GvHD; Acute Myocardial Infarction
BrainStorm Cell Therapeutics	U.S.	ALS; MS
Celularity Inc.	U.S.	AML; GBM
Corestem	South Korea	ALS (Commercial in South Korea); Lupus (SLE)
Coya Therapeutics, Inc.	U.S.	ALS
Fate Therapeutics, Inc.	U.S.	AML; BCL
Healios K.K.	Japan	Ischemic stroke; ARDS
Longeveron Inc.	U.S.	AD; Metabolic Syndrome; ARDS; Aging frailty
Medipost	South Korea	Osteoarthritis (commercial); BPD; AD
Mesoblast Ltd.	Australia	Heart failure, low back pain, GvHD; ARDS; Crohn’s disease
Pluristem Therapeutics, Inc.	Israel	CLI; ARDS; ARS; GvHD
SanBio Co., Ltd.	Japan	Ischemic stroke; Traumatic brain injury
Stemedica Cell Technologies	U.S.	Ischemic stroke; heart failure; AD

ARDS = Acute Respiratory Distress Syndrome; GvHD = Graft versus host disease; ALS = Amyotrophic lateral sclerosis; MS = Multiple sclerosis; BPD = Bronchopulmonary dysplasia; CLI = Critical limb ischemia; CMD = coronary microvascular disease; ARS = Acute radiation syndrome; AML = Acute Myeloid Leukemia; GBM = Glioblastoma multiforme; BCL = B-cell lymphoma.

Many of our potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development, and commercialization of products that may be competitive with ours.

Competition in Long COVID

Currently, there are no FDA-approved treatments for Long COVID. Several companies currently have ongoing Long COVID development programs or may be in active discussions to expand their current development programs to the potential treatment of Long COVID, including:

●	Axcella Health Inc., headquartered in the United States.

●	GlaxoSmithKline plc, headquartered in England.

●	Tonix Pharmaceuticals Holding Corp., headquartered in the United States.

●	Vir Biotechnology, Inc., headquartered in the United States.

Competition in Pitt-Hopkins Syndrome

Currently, there are no FDA-approved treatments for PTHS. Several companies currently have ongoing PTHS development programs, including:

●	Neuren Pharmaceuticals Ltd., headquartered in Australia, received FDA approval in March 2022 to conduct a Phase 2 trial of its product candidate in PTHS.

Intellectual Property

Generation and protection of intellectual property, including patents, trade secrets, trademarks, proprietary technology, proprietary manufacturing techniques, and know-how, is of critical importance in our field and in biotechnology generally. We rely on a combination of trade secrets, patent filings and other intellectual property protections in an effort to protect our product candidates as well as related methods of use. We will be able to protect our product candidates and methods of use from unauthorized use by third parties only to the extent that our technology is effectively and diligently maintained as trade secrets or where applicable, covered by valid and enforceable patents. Our commercial success may also depend on whether we can defend our patents against third-party challenges and on operating without infringing on the intellectual property rights of others.

We have filed patent applications related to stem cell-based compositions and therapeutic uses. The patent applications are directed to compositions and therapeutic uses of allogeneic MSCs to (a) treat Long COVID; (b) treat PTHS having multiple complications; (c) treat MS; (d) treat ALS; (e) treat lupus; as well as other inflammatory and autoimmune conditions; and (f) for use in combination therapies for treatment of various conditions. Claims in the patent applications, if allowed, could protect aspects of our product-related compositions as well as the use of our product-related compositions. Our pending patent applications include provisional applications. Provisional applications are converted to non-provisional and/or foreign applications but these conversion applications may not result in a patent. Further, if patents do issue, these patents may not provide exclusivity for our products and methods of use.

We have no U.S. patents and have a single patent registered in the Bahamas. We currently have eight pending applications with additional applications in preparation. The eight pending patent applications include three provisional applications, three U.S. non-provisional applications, one foreign application, and two international applications (a PCT which serves as a placeholder for many foreign countries that are members).

We expect to file additional patent applications in support of our currently targeted indications, as well as potentially new processes and manufacturing-related inventions. These expected additional patent applications may be related to existing patent applications or may create new patent families.

Patent searches have been performed and we are aware of U.S. and foreign patents held by third parties that cover similar or related compositions and therapeutic treatment regimens. We are also aware of clinical trials in progress or completed covering similar or related compositions and therapeutic treatment regimens as the ones we are seeking.

Successful enforcement of any patent is not guaranteed. In addition, biotechnology patents are subject to additional uncertainty and enforcement involves complex legal and factual questions. Further, patents may not preclude third party companies or entities from developing similar or therapeutically equivalent MSC products and uses that do not infringe our patents. In addition, changes in patent laws, rules, or regulations or in their interpretations by the courts may materially diminish the value of our intellectual property or narrow the scope of our patent protection, which could have a material adverse effect on our business and financial condition.

Company Intellectual Property Related to Patent Filings

Stem Cell Line for Treatment of Various Medical Conditions. The pending claims in this patent application family are currently directed to compositions of MSC cells and therapeutic uses. Indications to be treated disclosed in this application include, but are not limited to, MS, autism spectrum disorders, memory loss, impaired cognitive function, traumatic brain injury (TBI), Lupus (SLE), ALS, GvHD, diabetes, and other disorders characterized by inflammation. In this patent family, we own one registered patent in the Bahamas, one pending U.S. patent application filed as a continuation and one pending application in Great Britain. If issued and maintained, patents arising from these applications are projected to expire in 2037.

Immune Modulation by MSCs. Claims in this family of patent applications are directed to treating side effects of subject having ARDS-related symptoms due to infective agents such as pneumonia related to COVID-19 infections. This patent application family has one pending U.S. patent application and one international placeholder application (PCT). If issued and maintained, patents arising from these applications are projected to expire in 2042.

Treatment of Medical Conditions by Stem Cell Transplants and Stem Cell Activation. Claims in this family of patent applications are directed to our technology for treatment of a variety of medical conditions using MSCs such as our AlloRx Stem Cells® with distinctions from native umbilical cord MSCs. This patent family has one pending U.S. patent application and one international placeholder application (PCT). If issued and maintained, patents arising from these applications are projected to expire in 2042.

Treatment of Multiple Sclerosis using Pre-treated Human MSCs. Claims in this patent family relate to treating MS. This patent family has one provisional application. If a patent is issued and maintained, patents arising from this application are projected to expire in 2043.

Treatment of Pitt Hopkins Disease using Pre-treated Human MSCs. Claims in this patent family relate to treating PTHS and related side effects. This patent family has one provisional application. If a patent is issued and maintained, patents arising from this application are projected to expire in 2043.

Treatment of Post-Acute Sequalae of SARs-CoV-2 Infection (Long COVID) using Pre-treated Human MSCs. Claims in this patent family relate to treating side effects of Long COVID. This patent family has one provisional application. If a patent is issued and maintained, patents arising from this application are projected to expire in 2043.

Trade Secrets

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information with respect to our employees and collaborators by obtaining executed agreements requiring protection of our trade secrets and assignment of patents to us.

We have a proprietary process for producing MSCs that is believed to reliably produce more MSC product than other known processes in a shorter period. This process is not patented and is protected by trade secret. Trade Secrets are only beneficial as long as the trade secret can be protected, which in turn requires certain internal record keeping and security measures. Further, third parties are not precluded from practicing such trade secret methods developed on their own because there is no right to prevent others from this innovation. Our MSCs are cultured using our state-of-the-art scalable process for manufacturing in high volume quality allogeneic MSCs referred to as our proprietary AlloRx Stem Cells®. Our technology can generate enough cells of use for multiple therapeutic treatments giving this process significant economies of scale and cost advantage. These current processes of manufacture and scale-up are protected by trade secrets.

Using our MSC technology, we have developed and own a commercially-available media for growing and expanding cells such as stem cells referred to as MSC-Gro. This stem cell growth media is protected by trade secret. It is possible that a competitor will create a comparable or the same cell growth media as MSC-Gro and/or independently discover our proprietary MSC expansion techniques for our AlloRx Stem Cells® and this could adversely affect our company.

Trade secrets are difficult to protect and enforce and therefore provide us with only limited protection. Trade secrets must be protected within the company and those employees and former employees of our company with knowledge of our trade secrets must not share with a third party while employees of the company and any time thereafter. It is difficult to ensure that our trade secrets will be kept secret and not shared with a third party, for example, a third-party competitor. For this and more comprehensive risks related to our intellectual property, please see “Item 1A. Risk Factors—Risks Related to Intellectual Property.”

Trademarks

We also have applied for and been awarded certain trademarks. These trademarks include MSC-Gro™, AlloRx Stem Cells®, AlloEX Exosomes®, STEMulize®, now marketed as Stemulife™, Science for Life® and “Vitro Biopharma.” We intend to maintain and protect our trademarks from unauthorized use.

Government Regulation and Biologic Drug Approval

Government authorities in the United States, at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of products such as those we are selling and developing. Because we are developing novel cell therapy product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear and may change. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. We believe that the FDA will regulate AlloRx Stem Cell therapy as a biologic drug (i.e., a biologic) through the BLA process under the jurisdiction of the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (“CBER”). The Office of Tissues and Advanced Therapies was established to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapy Advisory Committee to advise CBER on its review. We will work with FDA to confirm that a BLA is the most appropriate pathway and that CBER will be the FDA center responsible for review and licensure (i.e., approval). For future product candidates, we will also confirm the appropriate approval pathway (i.e., BLA or new drug application (“NDA”)) and the appropriate FDA center with regulatory oversight (i.e., CBER or CDER).

U.S. Biologic Drug Development Process

In the United States, biologic drugs (“biologics”) are regulated under two statutes: The Public Health Service Act (“PHS Act”) and the Federal Food, Drug, and Cosmetic Act (“FFDCA”) and their implementing regulations. However, submission and approval of only one application—typically either a BLA or an NDA—is required prior to marketing. The FDA has also issued numerous “Guidance Documents” and other materials that address specific aspects of biologic development for particular types of product candidates (e.g., cells, tissues, gene therapies, or vaccines). Substantial time and financial resources are required to obtain regulatory approvals and subsequently comply with appropriate federal, state, and local statutes and regulations. Failure to comply with the applicable U.S. requirements at any time during the biologic development, approval, or post-approval processes may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold on ongoing clinical trials, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a biologic may be marketed in the United States generally involves the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s current good laboratory practice requirements and other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	approval by an independent IRB at each clinical site (or by one “commercial IRB”) before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with cGCP requirements to establish the safety, purity, and potency (i.e., efficacy) of the proposed biologic for its intended use;

●	submission to the FDA of a BLA after completion of all clinical trials;

●	satisfactory outcome of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity, and FDA inspection of selected clinical investigation sites to assess compliance with cGCPs; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

The specific preclinical studies and clinical testing that is required for a BLA varies widely depending upon the specific type of product candidate under development. Prior to beginning a human clinical trial with either a biologic or drug product candidate in the United States, we must submit an IND to the FDA and that IND must become effective. The focus of an IND submission is the general investigational plan and protocol for the proposed clinical study. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; CMC information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold, and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical hold is lifted and the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters for monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Other submissions to an IND include protocol amendments, information amendments, IND safety reports and annual reports. Furthermore, an independent IRB for each clinical trial site (or a “commercial IRB” that acts as the IRB at one or more of the clinical trial sites) must review and approve the protocol and informed consent form before the clinical trial may begin. The IRB also monitors the clinical trial until completed.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some clinical trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”). A DSMB authorizes whether or not a study may move forward at designated check points based on access to certain data from the trial. The DSMB may halt the clinical trial if it determines there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy. Related reporting requirements for the sponsor, clinical investigator, and/or IRB also include IND safety reports and updating clinical trial results in public registries (e.g., ClinicalTrials.gov).

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects. These clinical trials are designed to test the safety, dosage tolerance, absorption, metabolism, distribution, excretion, side effects, and, if possible, early evidence of effectiveness. In the case of some products for severe or life-threatening diseases when the product may be too inherently toxic to ethically administer it to healthy volunteers, the initial human testing is often conducted in individuals who have the targeted disease or condition instead of healthy subjects.

●	Phase 2: The product candidate is administered to a limited population of individuals who have the specified disease or condition to continue to evaluate safety, as well as preliminary efficacy, optimal dosages and dosing schedule, possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 (i.e., pivotal) clinical trials.

●	Phase 3: Generally, the largest in size, Phase 3 clinical trials are generally conducted at multiple geographically dispersed clinical trial sites. The product candidate is administered to an expanded population of individuals who have the specified disease or condition to further evaluate dosage, provide statistically significant evidence of clinical efficacy and gain additional safety data. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Concurrent with clinical trials, sponsors usually complete additional animal studies. Sponsors must also develop information about the chemical and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final biologic. In addition, the sponsor must develop and test appropriate packaging, and must conduct stability studies to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. Before approval of a BLA, FDA evaluates the establishment by an on-site inspection to ensure the facilities and controls used for the manufacture, processing, packaging, and testing of the drug are adequate to ensure and preserve its identity, strength, quality, and purity.

During the development of a new biologic, sponsors are given opportunities to meet with the FDA. These meetings typically occur before the submission of an IND (i.e., pre-IND meeting), at the end of Phase 2 (i.e., EOP2 meeting), and before a BLA is submitted (i.e., pre-BLA meeting). Meetings at other times may be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use EOP2 meetings to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new biologic.

U.S. Review and Approval Process for Biologic Drugs

Assuming successful completion of all required testing in accordance with the applicable statutory and regulatory requirements, the sponsor submits a BLA to the FDA. A BLA contains the results of product development, preclinical and other non-clinical studies and clinical trials, descriptions of the manufacturing process, analytical testing, proposed labeling and other relevant information. The submission of a BLA is subject to the payment of a substantial application fee under the Prescription Drug User Fee Amendments (“PDUFA”). PDUFA fees apply to both drugs and biologics. Sponsors may seek a waiver of these fees in certain limited circumstances, including a waiver of the application fee for the first BLA or NDA submitted by a small business. Product candidates with an ODD are not subject to the BLA application fee unless the product application also includes a non-orphan indication.

The FDA reviews a BLA to determine, among other things, whether a biologic is safe, pure, and potent (i.e., effective) for its intended use and whether its manufacturing is GMP-compliant to assure the product’s identity, strength, quality and purity. Under PDUFA, the FDA has a goal date of ten months from the date of “filing” to review and act on the submission. However, the time between submission and filing can add an additional two months as FDA conducts a preliminary review to ensure that the BLA is sufficiently complete to permit substantive review. Formal FDA review of the BLA does not begin until FDA has accepted it for filing. The FDA may refer an application in some cases to an advisory committee for its independent review. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation to FDA as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the locations where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMPs and are adequate to assure consistent production of the product within required specifications. An important part of a BLA is a lot release protocol that the sponsor will use to test each lot of product made after BLA approval, as well as the FDA’s own test plan that will be used for confirmatory testing of each post-approval product lot that is made before it is released to the public. If the FDA determines that the data and information in the application, including about the manufacturing process or manufacturing facilities, are not acceptable, then the FDA will outline the deficiencies and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA, it will either issue an approval letter or a Complete Response Letter (“CRL”). The approval letter authorizes commercial marketing of the biologic with approved prescribing information for specific approved indications. On the other hand, a CRL indicates that the review cycle of the application is complete but the BLA cannot be approved in its present form. A CRL usually describes the specific deficiencies identified by the FDA and describes the actions the sponsor must take to correct those deficiencies. A sponsor that receives a CRL must resubmit the BLA after addressing the deficiencies or withdraw the application. Even if such additional data and information are submitted to address the deficiencies, the FDA may decide that the data and information in the resubmitted BLA do not satisfy the approval criteria.

Following marketing approval, a sponsor may need to fulfill certain post-marketing requirements (“PMRs”) or post-marketing commitments (“PMCs”). For example, post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients for the intended therapeutic indication. The trials may be agreed upon prior to approval, or the FDA may require them if new safety issues emerge. Following approval, a sponsor may also need to conduct a pediatric study that was temporarily deferred during the initial product development process. Under the Pediatric Research Equity Act (“PREA”), a sponsor must conduct pediatric clinical trials for most new drugs or biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. PREA studies must be included in the application unless the sponsor has received a deferral or waiver.

A risk evaluation and mitigation strategy (“REMS”) may also be an important component of a BLA approval that requires sponsor post-marketing regulatory efforts. A REMS is a safety strategy to manage a known or potential serious risk associated with a drug or biologic and to enable patients to have continued access to such medicines by managing their safe use. A REMS may include medication guides, physician communication plans, or elements to assure safe use (ETASU) such as restricted distribution methods, patient registries, and other risk minimization tools.

Once approved, the FDA may withdraw the product approval if compliance with PMRs, PMCs, or a REMS program is not maintained or if problems occur after the product reaches the marketplace. The FDA may also request that a product be recalled for an identified safety issue. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

FDA Expedited Review Programs for Serious Conditions

Under various statutory and regulatory authorities, the FDA has authority to review and approve certain drugs and biologic drugs on an expedited basis if they are intended to treat a serious condition and meet other requirements. These expedited programs are discussed below.

RMAT Designation

In 2017, the FDA established a new designation, known as the regenerative medicine advanced therapy (again, “RMAT”) designation, as part of its implementation of the 21st Century Cures Act. If they meet the appropriate criteria, regenerative medicine therapies to treat, modify, reverse, or cure serious conditions may be eligible for RMAT designation as well as FDA’s other expedited programs (i.e., fast track, breakthrough therapy, or priority review designations or accelerated approval). As with other biological products, regenerative medicine therapies receiving RMAT designation must meet the same standards for approval, including demonstrating the product’s safety and effectiveness. As described in Section 3033 of the 21st Century Cures Act, an investigational product is eligible for RMAT designation if:

●	It is a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products (except for those regulated solely under Section 361 of the PHS Act and 21 C.F.R. Part 1271);

●	It is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and

●	Preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition.

Advantages of the RMAT designation include all the benefits of the fast track and breakthrough designations, including early interactions with the FDA to discuss the use of any potential surrogate or intermediate endpoints to support an accelerated approval. However, unlike a breakthrough designation, the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies. A request for an RMAT designation can be included in a new IND, or submitted as an amendment to an existing IND. As with other expedited programs, the FDA can withdraw an RMAT designation that has been granted if the designation criteria are no longer met.

Accelerated Approval

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Fast-Track Designation

The fast-track designation is intended to expedite or facilitate the process for reviewing new drug and biologic drug products that meet certain criteria. Specifically, products are eligible for this designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast-track product, the FDA may review sections of the marketing applications on a rolling basis before the complete application is submitted if the sponsor provides a schedule for the submission of the application sections, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section.

Priority Review Designation

A product is eligible for priority review designation if it has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a priority review-designated product in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to the standard ten months for review.

Breakthrough Therapy Designation

The Food and Drug Administration Safety and Innovation Act established a category of products referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of a fast-track designation, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review designation, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of that product.

A drug or biologic drug that is subject to one or more of these expedited programs may be reviewed and approved more quickly than other non-expedited program products; however, the standard for approval (i.e., safety and effectiveness) does not change. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that it no longer meets the conditions of the expedited program and the expedited program status may be removed. We may explore one or more of these opportunities for our product candidates as appropriate.

Marketing Exclusivity

In the case of biologic drugs, several types of marketing exclusivity may apply:

●	Reference product exclusivity;

●	ODD and orphan drug exclusivity; and

●	Pediatric exclusivity.

Reference Product Exclusivity

We believe that FDA will regulate AlloRx Stem Cell therapy as a new biologic and require submission and approval of a BLA under the PHS Act. The PHS Act includes a framework for determining when a biologic is a “reference product” and therefore eligible for marketing exclusivity. The reference product is the single biologic against which a biosimilar (a product that is highly similar to and has no clinically meaningful differences from the reference product) or an interchangeable biosimilar (a product that is both biosimilar to, and will produce the same clinical result as, the reference product) is evaluated.

FDA must determine the date of “first licensure” (i.e., approval) of a biologic which will, in turn, determine whether that biologic qualifies as a reference product that will be eligible for statutory exclusivity (and when such exclusivity will expire). Typically (but not always) the date of approval is the date of first licensure. Once that date of first licensure is determined for a reference product, then FDA will not approve a biosimilar or interchangeable biosimilar until the date that is 12 years after the date on which the reference product was first approved. However, FDA may receive an application for a biosimilar or interchangeable biosimilar four years after the date on which the reference product was first approved. These 12- and four-year terms are each extended by six months if the product has been awarded six-month pediatric exclusivity.

Legal uncertainties remain about FDA’s application of the date of first licensure and statutory exclusivity provisions to cell therapy products. At the appropriate time, we intend to provide information to FDA so that FDA can determine the date of first licensure of AlloRx Stem Cell therapy (or any other product candidate that will be regulated as a biologic) which will, in turn, set the date from which statutory exclusivity will begin to run. However, FDA may not make an immediate decision about the date of first licensure at the time it approves a new biologic. Furthermore, there is currently no precedent showing how FDA will apply this statutory framework to a cell therapy product. The law in this area is evolving and will likely continue to evolve.

Orphan Drug Designation and Exclusivity

To encourage the pharmaceutical and biotechnology industries to develop drugs and biologics to treat diseases or conditions that affect relatively few patients in the U.S., Congress enacted the Orphan Drug Act in 1983. As amended, under this act the FDA may grant an ODD for a drug or biologic drug being developed to treat a “rare disease or condition,” defined as affecting less than 200,000 persons in the U.S. or affecting more than 200,000 persons in the U.S. but for which there is no reasonable expectation that development costs will be recovered from U.S. sales of the product. A request for ODD must be submitted to the FDA before a marketing application is submitted (i.e., BLA or NDA), but there is no assurance that FDA will award an ODD if requested. If awarded, information about the ODD will be made public on FDA’s website.

An ODD does not change the regulatory review standards of safety and effectiveness and does not shorten the length of the FDA review or approval process. However, there are a number of potential benefits if a drug or biologic with an ODD is eventually approved. If an investigational product with an ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, then the approved product is entitled to orphan drug exclusivity (again, “ODE”). Having ODE means that the FDA may not approve any other applications to market the same drug or biologic for the same use or indication for seven years, except in limited circumstances (including but not limited to demonstrating clinical superiority of a new product vs. the product with ODE because of greater safety, greater effectiveness, or making a major contribution to patient care; or an FDA finding that the sponsor of the product with ODE cannot assure that sufficient quantities of the product will be available for patients). Even if an investigational product has an ODD, there is no guarantee that FDA will award ODE upon approval.

Competitors may receive approval of either a different product for the same use or indication, or the same product for a different use or indication. Approved drugs and biologics can also be used by physicians off-label, which is within the scope of their practice of medicine. Accordingly, receiving ODE is not an absolute protection against potentially competing products. Moreover, an ODE awarded to another sponsor could block FDA approval of one of our product candidates for seven years. The law involving ODDs and ODEs, including FDA’s interpretation of “same drug,” is continuing to evolve through litigation, as well as changes to FDA regulations and policies.

In addition to the potential award of seven-year ODE upon product approval, the benefits of an ODD also include eligibility for certain research tax credits and a waiver of the marketing application fee. An application for a prescription product with an ODD is not subject to an application fee unless the application also includes an indication for a non-rare disease or condition as well. For fiscal year 2021, the application fee for a new drug or biologic requiring clinical studies was $2,875,842.

Pediatric Exclusivity

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity (e.g., ODE) if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug and biologic drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which therefore imposes certain procedural and documentation requirements on us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters, or untitled letters;

●	clinical holds on clinical studies;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products;

●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of approved products. A company can make only those claims that were approved by the FDA in the application for marketing approval and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of approved treatments, as the practice of medicine is outside the scope of FDA’s authority. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

U.S. Regulation of Wellness Products

Products that promote health and wellness, including cosmetics, dietary supplements, and other personal care products, are regulated by various federal, state, and local agencies, including but not limited to the following: (i) the FDA; (ii) the Federal Trade Commission (FTC); and (iii) various state regulatory bodies. Similar to biologic drug products, the FDA in the course of enforcing the FFDCA may subject a company to various sanctions for violating FDA regulations or provisions of the FFDCA, including requiring or requesting recalls, issuing warning letters, seeking to impose civil money penalties, and seizing products that the agency believes are non-compliant. The FTC, in addition to FDA, regulates the advertising of dietary supplements, cosmetics, and other health-related products to ensure that any advertising is truthful and not misleading, and that an advertiser maintains adequate substantiation for all product claims. FTC enforcement actions may result in consent decrees, cease and deist orders, judicial injunctions, and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

Dietary Supplements

The Dietary Supplement Health and Education Act of 1994 (DSHEA) amended the FFDCA to establish a new framework governing the composition, safety, labeling, manufacturing, and marketing of dietary supplements. Generally, under DSHEA, dietary ingredients (i.e., vitamins; minerals; herb or other botanical; amino acids; or dietary substances for use by humans to supplement the diet) that were marketed in the United States prior to October 15, 1994 as a dietary supplement may be used in dietary supplements without notifying FDA. “New” dietary ingredients (i.e., dietary ingredients that were not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to FDA at least 75 days before the initial marketing. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. In addition, manufacturers of dietary supplements must ensure that ingredients in their products that are not defined as dietary ingredients comply with all requirements applicable to conventional foods. For example, fillers and other constituents of the product must be approved as food additives or must be deemed generally recognized as safe for the conditions of use in order to be sold.

The FDA generally prohibits the marketing of a dietary supplement with any “disease claim,” including claims that the product is intended to treat, cure, mitigate, or prevent disease or other health-related conditions or correlating use of the product with a decreased risk of disease, unless the claim constitutes a “health claim” that is authorized by the FDA. The FTC has imposed stringent, claim-specific substantiation standards on certain dietary supplement manufacturers, to settle charges that they deceptively advertised their supplements’ efficacy. However, “statements of nutritional support,” including so-called “structure/function claims,” are permitted to be included in labeling for dietary supplements. Such statements may describe how a particular dietary ingredient affects the structure, function, or general well-being of the body, or mechanism of action by which a dietary ingredient may affect the structure, function, or well-being of the body, but such statements may not state that a dietary supplement will reduce the risk or incidence of a disease unless such claim has been reviewed and approved by the FDA. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. Such statements must be submitted to the FDA no later than thirty days after first marketing the product with the certification that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.”

The FDA has published detailed current Good Manufacturing Practice (cGMP), regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers and require dietary supplements to be of appropriate potency, purity and identity. The cGMP requirements are in effect for all dietary supplement manufacturers, and the FDA conducts inspections of dietary supplement manufacturers pursuant to these requirements.

The FSMA, expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products, and require certification of compliance with domestic requirements for imported foods associated with safety issues. FMSA also gave FDA the authority to administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process.

Cosmetics and Personal Care Products

Personal care products are subject to various laws and regulations that set forth among other things whether a product can be marketed as a “cosmetic” or requires further approval or regulation as an over-the-counter (OTC) drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of FDA with advertising, labeling claims, and marketing also regulated by FTC. Cosmetic products are not subject to pre-market approval by FDA, but their ingredients and their label and labeling content are regulated by FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the FFDCA, the Fair Packaging and Labeling Act, and other FDA regulations.

The FFDCA defines cosmetic products by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body … for cleansing, beatifying, promoting attractiveness, or altering the appearance.” Among the products included in this definition are skin moisturizers, serums, perfumes, lipsticks, eye and facial makeup preparations, as well as material intended for use as a component of a cosmetic product. A product may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body (“structure/function claims”). A product’s intended use can be inferred from marketing or product claims. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. The FDA prohibits certain ingredients from being included in cosmetic products. It is possible that cosmetic product ingredients now commonly in use that are the product of certain scientific advancements or production processes may be restricted or prohibited in the future as more is learned about such ingredients.

In recent years, the FDA has issued warning letters to many cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. Cosmetic companies confront difficulty in determining whether a claim would be considered by the FDA to be an improper structure/function claim. Given this difficulty, there is a risk that we could receive a warning letter, be required to modify our product claims, or take other actions to satisfy the FDA if the FDA determines any of our marketing materials contain improper structure/function claims for our cosmetic products.

Other Healthcare Laws

Pharmaceutical manufacturers are subject to additional healthcare regulation and enforcement by the U.S. federal government and authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback and other fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations as well as similar foreign laws in the jurisdictions in which companies conduct their business outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, which may apply to business practices, including but not limited to, research, pricing, discounting, promotion, sales commission, incentive program, distribution, sales and marketing, and other arrangements and with respect to claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; or that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities; state laws and regulations that prohibit certain marketing-related activities, including provision of gifts, meals, or other items to certain healthcare providers, restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs, and/or require drug manufacturers to file reports relating to pricing and marketing information; state laws that require disclosures to state agencies and/or commercial purchasers with respect to certain price increases that exceed certain specified thresholds; state and local laws which require tracking and reporting of gifts, compensation, and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violation of any of such laws or any other governmental regulations that apply may result in significant civil, criminal, and administrative penalties, damages, fines, disgorgement, reputational harm, additional reporting obligations and oversight, including if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, and individual imprisonment.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which the product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and, if covered, their level of reimbursement for the product. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision regarding coverage and reimbursement for a particular product does not ensure that other payors will also provide coverage and reimbursement for the product. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product to each payor separately and can be time-consuming, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce utilization of the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers and delivered in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of most innovator brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” and biologic agents to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; established the Medicare Part D coverage gap discount program that, as a condition for the manufacturers outpatient drugs to be covered under Medicare Part D, requires manufacturers to provide a now 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period; required reporting of certain financial arrangements between manufacturers of drugs, biologics, devices, and medical supplies and physicians and teaching hospitals under the Physician Payments Sunshine Act; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare and Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. While Congress has not passed comprehensive repeal legislation, legislation affecting the implementation of the ACA has passed. For example, in 2017, Congress enacted the Tax Act, which eliminated, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states arguing that the ACA’s individual mandate, without the shared responsibility payment, was unconstitutional and could not be severed from the ACA. The Supreme Court’s ruling did not specifically address the states’ constitutionality arguments. In addition, the Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored health coverage and the excise tax on non-exempt medical devices and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect into fiscal year 2031 — except for the period from May 1, 2020 through March 31, 2022, during which Congress temporarily suspended the sequester due to the COVID-19 pandemic, and except for the period from April 1, 2022 through June 30, 2022, during which Congress reduced the sequester from 2% to 1% — absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. The Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. In addition, individual states in the United States have also become increasingly active in passing laws and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its products available to eligible patients as a result of the Right to Try Act.

Employees

As of January 23, 2023, we had 11 full-time employees, 2 part time employees, 2 full-time consultants, and 6 part-time consultants. Among those, 2 have M.D. or Ph.D. degrees. Of these full-time employees and consultants, 8 are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate History

We were incorporated under the laws of the State of Nevada on March 31, 1986 under the name Imperial Management, Inc. On December 17, 1986, we merged with Labtek, Inc., a Colorado corporation, and the name of the company was changed to Labtek, Inc. The name of the Company was thereafter changed to Vitro Diagnostics, Inc. on February 6, 1987. From November 1990 to July 31, 2000, we were engaged in the development, manufacture and distribution of purified human antigens and the development of diagnostic products and related technologies. In August 2000, we sold the assets used in the manufacture and sale of purified antigens for diagnostic applications, following which we focused on developing therapeutic products, our stem cell technology, our patent portfolio and proprietary technology and cell lines for applications in autoimmune disorders and inflammatory disease processes and stem cell research. On February 3, 2021, our name was changed to Vitro Biopharma, Inc. and in August 2021, we completed the acquisitions of InfiniVive MD and Fitore. On July 6, 2022, Christopher Furman joined our Board of Directors (“Board” or “Board of Directors”) and become our Chief Executive Officer.

Available Information

Electronic copies of the materials we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, are available to the public at the web site maintained by the SEC at http://www.sec.gov.

We also maintain a website at www.vitrobiopharma.com, at which you may access these materials free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Report. We have included our website address as an inactive textual reference only.

Item 1A. Risk Factors

Summary of Risk Factors

Our business and operations are subject to a number of risks, which you should be aware of prior to making a decision to invest in our common stock. Listed below is a summary of these risks, which are discussed more fully immediately following this summary.

Risks Related To Our Financial Condition

●	There is substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment;
●	We have incurred substantial losses in recent years and may never be profitable;
●	A significant portion of our revenue is concentrated on a few large customers;
●	The use of our product candidates and our other products or any future products in individuals may expose us to product liability claims, and we may not be able to obtain adequate product liability insurance; and
●	In order to successfully implement our plans and strategies, we will need to grow our organization, and we may experience difficulties in managing this growth.

Risks Related To Our Business

●	We are heavily dependent on the successful development and commercialization of AlloRx Stem Cell therapy, and we may not be able to successfully develop and commercialize the product candidate and obtain the necessary regulatory approvals;
●	If the potential of our product candidates, particularly AlloRx Stem Cell therapy, to treat various diseases and conditions is not realized, the value of our technology and development programs could be significantly reduced;
●	We have never commercialized a biologic or drug product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators;
●	We have a limited operating history with our current business model, which may make it difficult for you to evaluate our current business and predict our future success and viability;
●	Our product development programs are based on novel technologies and are inherently risky;
●	The lack of any existing FDA-approved allogeneic, cell-based therapies for Long COVID, PTHS, Lupus (SLE), MS or Alzheimer’s disease could complicate and delay FDA approval of AlloRx Stem Cell therapy for these indications;
●	If we are not able to recruit and retain additional qualified management and scientific personnel, we may fail in obtaining financing, pursuing collaborations or developing our technologies and product candidates;
●	Our collaborations we intend to enter into with one or more medical institutions to help us develop our product candidates and commercialize our products may never materialize, and our ability to commercialize such products may be impaired or delayed if collaborations are unsuccessful;
●	Our business could be harmed if the third-party healthcare professionals on whom we rely to administer AlloRx Stem Cell therapy and AlloRx Stem Cells to patients administer these incorrectly or fail to follow our instructions or recommendations;
●	We may be unable to develop a new manufacturing facility on a timely basis or at all;
●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success;
●	Our competitors may develop similar or comparable treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or are demonstrated to be safer or more effective than our product candidates, and we may not compete successfully with them; and
●	Our product candidates are derived from human UCs and therefore have the potential for disease transmission and are susceptible to ethical and other concerns surrounding the use of stem cell therapy or human tissue.

Risks Related To Intellectual Property

●	If our intellectual property does not adequately protect our products and uses, others could compete against us more directly, which could harm our business and have a material adverse effect on our business, financial condition, and results of operations;
●	If we fail to obtain assignment of rights of our intellectual property from all inventors, we may not own or exclusively own our intellectual property, which could adversely affect our ability to protect our product and have a materially effect on our business;
●	Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties and if one or more third parties were to assert that we infringe their patents or are otherwise employing their proprietary technology without authorization, it could impair our ability to commercialize our product candidates and otherwise significantly harm our business; and
●	If we do not obtain patent term extension for our product candidates and/or methods of their use, our business may be materially harmed.

Risks Related To Regulatory Approval And Other Government Regulations

●	We cannot market and sell our product candidates in the United States or in other countries if we fail to obtain the necessary regulatory approvals;
●	If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA and other regulatory authorities may be delayed or denied;
●	Final marketing approval of our product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which could adversely affect our ability to generate operating revenues;
●	Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation;
●	We and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events;
●	We may not ultimately qualify for or benefit from orphan drug exclusivity, breakthrough therapy designation, fast track designation, or priority review; and
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

Risks Related To Our Subsidiaries

●	The cosmetics industry is highly competitive, and InfiniVive MD’s Daily Serum may be unable to compete effectively;
●	InfiniVive MD products may fail to achieve the broad degree of physician adoption and use or consumer demand necessary for commercial success;
●	FDA and FTC may enforce against our cosmetic products if they do not accept our advertising and marketing or if those products are used beyond the intended uses that we authorize; and
●	Adulterated or misbranded products appearing on the market under the Fitore brand may subject us to costs or liabilities or damage our reputation and brand.

Additional Risks Related To Our Supply Arrangements With Third-Party Foreign Medical Centers

●	FDA could prohibit us from exporting products for use in compassionate use programs or clinical studies in foreign jurisdictions;
●	FDA, FTC, and other regulatory agencies actively enforce against medical tourism companies and medical providers advertising to patients in the United States if the claims or procedures are not substantiated or in compliance with the local countries’ laws; and
●	The FDA and other comparable foreign regulatory authorities may not accept data from trials or studies conducted in locations outside of their jurisdiction.

Risks Related To Ownership Of Our Common Stock

●	Our principal stockholders and management, including our former Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	There currently exists no public trading market for our common stock and you may not be able to sell your shares of common stock if an active trading market does not develop;
●	Management identified a material weakness in our internal control over financial reporting that caused us to restate our financial statements for the three and nine months ended July 31, 2022, and there is no assurance that we will be able to accurately report our financial results or prevent fraud in the future; and
●	Provisions in our articles of incorporation and bylaws might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Report, including our financial statements and related notes included elsewhere in this Report, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, if a market for our stock should develop, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Financial Condition

As described in the report of our auditors for the fiscal years ended October 31, 2022 and 2021 and the notes to our consolidated financial statements, there is substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment.

The uncertainty about our ability to continue in operation is based on our continuing losses from operation, limited revenue and limited working capital, among other things which existed as of the fiscal years ended October 31, 2022 and October 31, 2021. As of October 31, 2022, we had a cash balance of $0.7 million, working capital of $0.4 million and an accumulated deficit of $22.7 million. Included in the accumulated deficit are losses of $6.9 and $4.5 million for the fiscal years ended October 31, 2022 and October 31, 2021, respectively. Given all these facts, we are dependent on improving operations and the sale of debt or equity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern depends on receipt of additional funds through debt or equity financing and our operations. In the event we are unable to obtain such funding, we may have to delay, reduce or eliminate certain of our planned operations, including some of our research and development and/or clinical trials, reduce overall overhead expense, or divest assets. This in turn may have an adverse effect on our ability to realize the value of our assets. If we are unable to continue as a going concern, you may lose all or part of your investment.

We have limited revenue and cash flow and are dependent on improving operations, along with receipt of additional working capital, to fund continued development and implementation of our business plan, and our failure to obtain this capital may cause the partial or total loss of your investment.

As of October 31, 2022, our ongoing cash flow is inadequate to implement our business plan. In the recent past, we have relied on equity and debt financing to supplement operations to provide necessary cash flow and will depend on the receipt of funds through additional debt or equity financings for the foreseeable future. Since significant amounts of capital are required for companies to pursue clinical trials in pursuit of FDA approval, we are dependent on improving our cash flow and revenue, as well as receipt of additional working capital, to fund continued development and implementation of our business plan. In addition to funds required for research and the development of our product candidates, we will require capital to pay our administrative expenses, including salaries and rent. Any future equity financing may be at prices or on terms that are disadvantageous to existing stockholders. We may not be able to obtain additional capital at all and may be forced to curtail or cease our operations. We will continue to rely on equity or debt financing and limited revenue to finance operations until such time, if ever, that we generate sufficient cash flow. The inability to obtain necessary financing may adversely impact our ability to develop our product candidates and to expand our business operations.

We have incurred substantial losses in recent years and may never be profitable.

During the fiscal years ended October 31, 2022 and 2021, we have incurred losses of approximately $6.9 million and $4.5 million, respectively. In the future, our ability to become profitable will depend on our ability to commercialize one or more of our product candidates, expand sales of our subsidiaries and generate revenue sufficient to cover our costs and expenses. As we advance the preclinical and clinical development of our programs, we expect to continue to incur significant expenses and operating losses, for which we do not have sufficient offsetting revenue. We expect that our sales, research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future programs and product candidates, contracting with CROs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. There is no assurance that we will ever be profitable.

The acquisitions of our two subsidiaries were only recently completed and we may not successfully grow those businesses to be profitable and contribute to our cash flow. We expect that sales of Fitore products in the future will be limited.

The acquisition of both InfiniVive MD and Fitore were completed effective August 1, 2021. Accordingly, we have had only a limited time to become familiar with the businesses and determine whether and how we can grow the businesses. Neither entity is profitable on a stand-alone basis and each contributed to our net loss in 2021. We recently terminated the chief executive officer and all other employees of Fitore; consequently, we expect that sales of Fitore products in the future will be limited. Our ability to grow the business of InfiniVive MD is dependent on our ability to improve marketing and sales to the point that revenue will be sufficient to offset operating expenses of that entity. If we are unable to grow this business, our operations will consume our working capital sooner than we expect, and, if we are successful in listing on an exchange or other public trading market, our stock price may suffer.

A significant portion of our revenue is concentrated on a few large customers. If we lose one or more of them, our results of operations may be adversely impacted.

Our revenue is currently concentrated in two of our domestic customers, Dr. Jack Zamora, our former Chief Executive Officer, and European Wellness. The sales to Dr. Zamora accounted for approximately 1% and 28% of our sales in fiscal year 2022 and fiscal year 2021, respectively. In addition to the product revenue noted above, we recognized $600,000 in consulting revenue from European Wellness in fiscal 2022. The loss of all or a part of our revenue from one or both of these customers could have a material adverse effect on our revenues until an alternative channel partner could be developed.

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.

As of October 31, 2022, we have outstanding approximately $2 million in indebtedness to our Chief Science Officer on account of past-due compensation and accrued interest, and approximately $0.5 million to a former officer on account of the acquisition of Fitore. These obligations mature in 2024 and 2025, respectively. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and receipt of additional capital, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Repayment of these obligations, even if we are able to obtain the requisite capital, would decrease the funds available to further our business plan. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of October 31, 2022, our net deferred tax assets were $3.7 million. We have recorded a full valuation allowance against this asset.

The use of our product candidates and our other products, including AlloRx Stem Cells, InfiniVive MD products, MSC-Gro, CAFs and our other products, or any future products in individuals may expose us to product liability claims, and we may not be able to obtain adequate product liability insurance.

Because of the nature of our products, including our product candidates like AlloRx Stem Cell therapy as well as our AlloRx Stem Cells, InfiniVive MD products, MSC-Gro, CAFs and our other products, we face an inherent risk of product liability claims. None of our product candidates or other products have been widely used over an extended period of time, and our safety data is therefore limited. We derive the raw materials for our product candidates from human donor sources, the manufacturing process is complex, and the handling requirements are specific, all of which increase the likelihood of quality failures and subsequent product liability claims. In addition, we supply AlloRx Stem Cells to certain foreign clinics pursuant to purchase orders issued by our customers, which are likely to be favorable to those customers. We generally do not enter into long-term purchase agreements with our customers that obligate them to purchase our products or protect us from product liability claims made by the patients such customers treat using AlloRx Stem Cells. We will need to increase our insurance coverage if and when we receive approval for and begin commercializing our product candidates. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Whether or not we are ultimately successful in any product liability litigation, such litigation either before or after product approval and marketing could consume substantial amounts of our financial and managerial resources and could result in, among other things:

●	significant awards against us;

●	substantial litigation costs;

●	recall of products or termination of clinical trials;

●	FDA withdrawal of marketing approval of products or suspension or revocation of an IND for a product candidate;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	withdrawal of clinical trial sites or investigators; or

●	adverse regulatory action.

Any of these results could have a material adverse effect on our business, financial condition, and results of operations.

In order to successfully implement our plans and strategies, we will need to grow our organization, and we may experience difficulties in managing this growth.

As of January 23, 2023, we had 11 full-time employees, 2 part time employees, 2 full-time consultants, and 6 part-time consultants. Of these full-time employees and consultants, 8 are engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, including preclinical and clinical studies and investigations, as well as FDA and other comparable foreign regulatory agencies’ review process for any current or future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize, any current or future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our current and future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our current and future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We have in the past and may in the future enter into transactions that give rise to conflicts of interest with our affiliates and related parties and such transactions may harm our business and financial condition if they are not structured in our best interest.

Every transaction that the Company enters into with affiliates is subject to an inherent conflict of interest. As further described below (see “Item 13. Certain Relationships and Related-Party Transactions, and Director Independence”), effective August 2021, we acquired InfiniVive MD, a company that at the time was solely owned by Dr. Zamora, and Fitore, a company that at the time was partially owned by Dr. Zamora. At the time of these transactions, Dr. Zamora was serving as our Chief Executive Officer and was member of our Board of Directors; he was also a stockholder of our company. Our Board of Directors was aware of the interests of Dr. Zamora in each transaction and insisted that he recuse himself from any Board deliberations or votes with regard to each of these transactions in order to address these inherent conflicts of interest between our interests and those of Dr. Zamora. As a result of these and other efforts, our Board of Directors believes that these transactions were negotiated at arms’ length and these transactions were consummated on terms as favorable to us as they could have been if obtained from non-affiliated persons. In addition, each of these transactions was approved by all of the disinterested members of our Board of Directors. While an effort has been made, and will continue to be made, to engage in transactions and enter into agreements with affiliated persons and other related parties on terms as favorable to us as they could have been if obtained from non-affiliated persons, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties if they have any interest adverse to those of our company. The Company may be adversely impacted if any related party agreement or transaction has been made, or is made in the future, on unfavorable terms.

Risks Related to our Business

We are heavily dependent on the successful development and commercialization of AlloRx Stem Cell therapy, and if we encounter delays or difficulties in the development of this product candidate, we may not generate sufficient revenue to continue our business operations and our business could be harmed.

AlloRx Stem Cell therapy is currently in the early stage of development and will require substantial time, resources, research and development, and regulatory approval prior to potential commercialization in the United States. To generate sales revenue from our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate that our product candidates are safe and effective and we must obtain required regulatory approvals. We will need to devote significant additional research and development, financial resources, and personnel to develop commercially viable products. It is likely to take several years to obtain the required regulatory approvals for our product candidates, or we may never gain the necessary approvals.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development or early-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Significant adverse effects caused by, or other unexpected properties of, any product candidates that we may choose to develop could cause us, an IRB or regulatory authority to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any product candidate that we may choose to develop is associated with significant adverse effects or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory authority approval. If we fail to produce positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be negatively impacted. If we fail to obtain such approvals, we may not generate sufficient revenues to continue our business operations.

Even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers, and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market or a withdrawal of the approved application by the FDA. Furthermore, FDA may require post-approval studies or other commitments from us, and failure to comply with or meet those commitments could result in withdrawal of the approved application by FDA. Regulatory agencies may also establish additional regulations, policies, or guidance that could prevent or delay regulatory approval of our product candidates.

As a result, our business could be materially harmed if we encounter difficulties in the development of this product candidate, such as:

●	delays in the design, enrollment, implementation or completion of required preclinical studies and clinical trials;

●	an inability to follow our current development strategy for obtaining regulatory approval from regulatory authorities because of changes in the regulatory approval process; and

●	less than desired or complete lack of efficacy or safety in preclinical studies or clinical trials.

If any of the above were to occur, this could significantly and adversely affect the development and commercialization of our AlloRx Stem Cell therapy or other products and could have a material adverse effect on our business, financial condition, and results of operations.

If the potential of our product candidates, particularly AlloRx Stem Cell therapy, to treat various diseases and conditions is not realized, the value of our technology and our development programs could be significantly reduced.

We are currently planning Phase 1/2a clinical trials with the intent to establish safety, tolerability and efficacy proof-of-concept and/or evidence of biological activity of AlloRx Stem Cell therapy in various indications. We have not yet proven in clinical trials that AlloRx Stem Cell therapy will be a safe and effective treatment for any disease or condition. This product candidate is susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit its marketing approval or commercial use. We have not yet completed all of the testing necessary to allow us to make a determination that serious unintended consequences will not occur. If the potential of this product candidate to treat diseases or conditions is not realized, the value of our technology and our development programs could be significantly reduced. Because our product candidates are based on MSCs, any negative developments regarding the therapeutic potential or side effects of our MSCs, or to scientific and medical knowledge about MSCs in general, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have never commercialized a biologic or drug product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products if we attain an EUA or other regulatory approval for commercialization of AlloRx Stem Cell therapy or any other product candidates.

We have never commercialized a biologic or drug product candidate, and we currently have no sales force, marketing or distribution capabilities for such a product. To achieve commercial success for our biologic or drug product candidates, which we may license to others, we may rely on the assistance and guidance of those collaborators who will provide sales and marketing support as well as logistic and distribution services. For product candidates for which we retain commercialization rights, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize any future approved products on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our products and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our future approved products. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or find suitable partners for the commercialization of our future approved products, we may not generate revenues from them or be able to reach or sustain profitability.

We have a limited operating history with our current business model, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are an early-stage clinical development company with a limited operating history with our current business model upon which you can evaluate our business and prospects. Prior to 2020, our historical operations were limited to research and development and limited sales of research-related products. In 2020, we began the transition to become a clinical stage biotechnology company focused primarily in the field of regenerative medicine. Since 2020, we have devoted substantially all of our resources and efforts to reorganizing and staffing our company, business planning, expanding our research and development capabilities, expanding our manufacturing facility, raising capital, evaluating and completing acquisitions, developing product candidates, pursuing related intellectual property rights and organizing clinical trials of AlloRx Stem Cell therapy.

Our limited operating history developing clinical-stage product candidates may make it more difficult for us to succeed or for investors to evaluate our business and prospects. In addition, as an early-stage development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals, even though certain of our executives have had relevant experience at other companies. We will also need to transition from a company with a research focus to a company capable of conducting clinical trials and, if successful, supporting commercial activities beyond our current InfiniVive MD and Fitore products. Such a transition will involve substantial additional capital requirements to launch and market a product and significant adjustment to personnel, compared to a development company. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical area. To execute our business plan, we will need to successfully:

●	execute our product candidate development activities, including successfully completing our clinical trial programs;

●	obtain required regulatory approvals or authorizations for the development and commercialization of our product candidates;

●	manage our costs and expenses related to clinical trials, regulatory approvals, manufacturing and commercialization;

●	secure substantial additional funding;

●	develop and maintain successful strategic relationships;

●	maintain a strong intellectual property portfolio;

●	build and maintain appropriate clinical, sales, manufacturing, distribution, and marketing capabilities on our own or through third parties; and

●	gain market acceptance and favorable reimbursement status for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital or expand our business, or continue our operations.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. The novel nature of our product candidates creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third-party reimbursement, and market acceptance. For example, although the FDA has approved several autologous (i.e., taken from, and given to, the same individual) cell therapy products, the FDA has not approved any allogeneic (i.e., taken from one individual and given to a different person) cell therapy products, and the FDA has relatively limited experience with regulating these kinds of therapies, and its regulations and policies are still evolving. As a result, the pathway to regulatory approval for our current and future product candidates may accordingly be more complex and lengthier.

Additionally, stem cells that are taken from one person and transplanted into a different individual may pose additional risks. For example, stem cells that are not autologous but are instead allogeneic are subject to donor-to-donor variability, which can make standardization more difficult. As a result of these factors, the development and commercialization pathway for our therapies may be more complex, lengthier, and subject to increased uncertainty, as compared to the pathway for new conventional (i.e., new chemical entity) drugs.

There are no FDA-approved allogeneic, cell-based therapies for Long COVID, PTHS, Lupus (SLE), MS, Alzheimer’s disease, or many other indications targeted by AlloRx Stem Cell therapy, our lead investigational product candidate. This could complicate and delay FDA approval of our product candidate for these indications.

Although FDA has approved several autologous cell therapy products, there are no allogeneic cell-based or stem cell therapies currently approved for the treatment of Long COVID, PTHS, Lupus (SLE), MS or Alzheimer’s disease. To obtain FDA approval for any indication for the disease states we are studying, we will have to demonstrate, among other things, that our product candidates are safe and effective for that indication in the target population. The results of our clinical trials must be statistically significant, meaning that there must be sufficient data to indicate that it is unlikely the outcome occurred by chance. The FDA will also require us to demonstrate an appropriate dose (i.e., number of cells) and dosing interval for our product candidates, and to identify and define treatment responders, which may require additional clinical trials. As a result, the clinical endpoints, the criteria to measure the intended results of treatment, and the correct dosing for our cell-based therapeutic approaches for these indications may be difficult to determine. These challenges may prevent us from developing and commercializing products on a timely or profitable basis, or at all.

Our product candidates represent new classes of therapy that the marketplace may not understand or accept.

Even if we successfully develop and obtain regulatory approval for our product candidates, the market may not understand or accept them. We are developing product candidates that represent novel treatment approaches and will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. The degree of market acceptance of any of our developed and potential products will depend on a number of factors, including:

●	the clinical safety and effectiveness of our products and their perceived advantage over alternative treatment methods;

●	our ability to demonstrate that our cell-based products can have a clinically significant effect, initially for Long COVID, PTHS and other disease states, for which we may seek marketing approval;

●	our ability to separate ourselves from the ethical controversies associated with cell product candidates derived from human embryonic or fetal tissue;

●	ethical controversies that may arise regarding the use of stem cells or human tissue of any kind, including adult stem cells, adult bone marrow, adult cardiac stem cells, and other adult tissues derived from donors;

●	adverse events involving our product candidates or candidates of others that are cell based;

●	our ability to supply a sufficient amount of our products to meet regular and repeated demand in order to develop a core group of medical professionals familiar with and committed to the use of our products; and

●	the cost of our products and the reimbursement policies of government and third-party payors.

If the health care community does not accept our product candidates or future approved products for any of the foregoing reasons, or for any other reason, it could affect our sales or have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are not able to recruit and retain additional qualified management and scientific personnel, we may fail in obtaining financing, pursuing collaborations or developing our technologies and product candidates.

Our future success depends to a significant extent on the skills, experience, and efforts of the principal members of our scientific and management personnel. These members include Christopher Furman, our Chief Executive Officer, Dr. James Musick, our Chief Science Officer, and Dr. Caroline Mosessian, our Chief Regulatory Officer, among others. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. Competition for regulatory, clinical manufacturing and management personnel in the pharmaceutical industry is intense. We may be unable to recruit or retain personnel with sufficient management skills in the area of cell therapeutics or attract or integrate other qualified management and scientific personnel in the future.

We may, in the future, enter into arrangements with third-party collaborators to help us develop our product candidates and commercialize our products, and our ability to commercialize such products may be impaired or delayed if collaborations are unsuccessful.

We expect to enter into clinical trial agreements with third-party investigators and research and clinical institutions across the United States to conduct our clinical trials in the United States, including our Phase 1/2a trials for PTHS and Long COVID, although we have not yet entered into any clinical trial agreement(s) for these contemplated Phase 1/2a clinical trials at this time. We may be unable to enter into these clinical trial agreements or related agreements on a timely basis or at all, which are contingent on approvals required to be obtained from the clinical institutions and clinical trial sites. We do not expect that any future collaborations pursuant to one or more clinical trial agreements will involve the type of collaborative arrangements in which we would share the risks and rewards of any such clinical trials or otherwise with the third-party clinical institution.

We are dependent upon the success of any future collaborators in performing their responsibilities in connection with the relevant collaboration. If we fail to maintain these collaborative relationships for any reason, we would need to perform the activities that we currently anticipate would be performed by our collaborators on our own at our sole expense. This could substantially increase our capital needs, and we may not have the capability or financial capacity to undertake these activities on our own, or we may not be able to find other collaborators on acceptable terms, or at all. This may limit the programs we are able to pursue and result in significant delays in the development, sale, and manufacture of our product candidates and products, and may have a material adverse effect on our business, financial condition, and results of operations.

Our dependence upon potential future collaborations exposes us to a number of risks, including that our collaborators (i) may fail to cooperate or perform their contractual obligations, including financial obligations, (ii) may choose to undertake differing business strategies or pursue alternative technologies, or (iii) may take an opposing view regarding ownership of clinical trial results or intellectual property. Due to these factors and other possible events, we could suffer delays in the research, development, or commercialization of our product candidates and future products or we may become involved in litigation or arbitration, which could be time-consuming and expensive. We additionally may be compelled to split revenue with our collaborators, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on third-party healthcare professionals to administer AlloRx Stem Cell therapy and AlloRx Stem Cells to patients, and our business could be harmed if these third parties administer these incorrectly or fail to follow our instructions or recommendations.

We rely, or will rely in the future, on the expertise of third-party physicians, nurses and other associated medical personnel to administer, as the case may be, AlloRx Stem Cell therapy and AlloRx Stem Cells in clinical trials in the United States and as part of compassionate use treatments authorized by FDA, as well as in foreign third-party conducted clinical studies. If these medical personnel are not properly trained to administer, or do not properly administer, AlloRx Stem Cell therapy and AlloRx Stem Cells, the therapeutic effect of AlloRx Stem Cell therapy and AlloRx Stem Cells may be reduced or the patient may suffer injury.

In addition, we freeze our AlloRx Stem Cells prior to shipping and distribution to third parties, which requires third-party medical personnel to be trained on proper methodology for proper storage, quality control and deployment procedures for all AlloRx Stem Cells received from us. If these or other processes are not performed correctly, the cells may become damaged and/or the patient may suffer injury. While we intend to provide training materials and other resources to these third-party medical personnel, the storage, quality control and deployment procedures, including the thawing and subsequent peripheral intravenous infusion or direct injection, of AlloRx Stem Cell therapy and AlloRx Stem Cells will occur outside our supervision and may not be performed or administered properly. If, due to a third-party error, people believe that AlloRx Stem Cells are ineffective or harmful, the desire to use AlloRx Stem Cells may decline, which would negatively impact our business, reputation and prospects. We may also face significant liability even though we may not be responsible for the actions of these third parties.

Our business would be adversely affected if our relationships with third-party healthcare professionals on which we rely were disrupted.

Our contractual relationships with our network of healthcare professionals which provide for consulting and other services may implicate certain state laws in the United States that generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe that we have structured our arrangements to ensure that the healthcare professionals maintain exclusive authority regarding the delivery of medical care when deemed clinically appropriate, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state medical boards of medicine, state attorneys general and other parties, including our affiliated healthcare professionals, may assert that we are engaged in the prohibited corporate practice of medicine, or that our arrangements with our network of healthcare professionals constitute unlawful fee-splitting. If a state’s prohibition on the corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with our healthcare professionals to bring our activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding the corporate practice of medicine, which could discourage physicians and other healthcare professionals from participating in our network of providers.

We may be unable to develop a new manufacturing facility on a timely basis or at all, which may impact our ability to capitalize on the potential biological advantages of UC-derived MSCs, to comply with all FDA requirements to support a BLA, or to commercialize any future approved products following any regulatory approval.

As we proceed with our clinical trial efforts and in advance of any commercialization, we must be able to demonstrate to the FDA that we can manufacture our product candidates with consistent characteristics. While we currently manufacture our product candidates in our own facility, scaling up the manufacturing process would require us to develop a larger facility, which would require significant time and capital investments to conform to applicable manufacturing standards.

We are planning a new, separate manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cell therapy and AlloRx Stem Cells. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA and related inspections for the manufacture of AlloRx Stem Cell therapy, given that AlloRx Stem Cell therapy is a product intended for parenteral use in humans. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility, which we believe is necessary for us to fully capitalize on the potential biological advantages of UC-derived MSCs.

We expect to commence development of the new manufacturing facility in 2024 but may be unable to commence or complete development on a timely basis, or at all. Developing a new manufacturing facility, which we expect will contain fully automated closed system bioprocessing equipment, and recruiting necessary additional personnel will be expensive and time-consuming, and we may not be able to raise sufficient funds to develop such facility and to buy such equipment. In addition, although we intend to use a portion of any net proceeds from future debt or equity financings, together with our existing cash and any additional funds received upon the exercise for cash of our outstanding warrants, for the acquisition of fully automated closed system bioprocessing and other equipment and for the development of a new biomanufacturing facility, receipt of any funds from warrant holders will only occur in the event that warrant holders elect to exercise their warrants. We cannot predict if or when the warrants will be exercised, and it is possible that the warrants may expire and never be exercised. Accordingly, we are unable to control the timing or amount of receipt of such funds or to determine when or if we will receive such funds, which may impact our ability to fund the development of a new manufacturing facility on a timely basis or at all.

In addition, the development of a new manufacturing facility may require additional regulatory approvals. If we are unable to develop a new manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, which could materially damage our business and financial prospects. In addition, our ability to complete any ongoing clinical trials may be negatively affected.

We may be dependent on third parties for the manufacture or distribution of any product candidates, and any problems experienced by these third parties could result in a delay or interruption in the supply of our product candidate in our clinical trials and any future approved products.

If we are unable to develop a new manufacturing facility, we may need to outsource manufacturing on a large scale for AlloRx Stem Cells and AlloRx Stem Cell therapy, which would cause us to be materially dependent on these suppliers for supply of components of consistent quality. Reliance on third-party manufacturers entails risks such as the failure of the third party to follow regulatory guidelines, possible breach of the manufacturing agreement, and possible termination or non-renewal of that agreement. Our ability to complete any ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical components. If we are not able to obtain adequate supplies of these items of consistent quality from our third-party suppliers, it will also be more difficult to manufacture commercial quantities of our product candidates that are approved for commercial sale.

In addition, if one or more of our product candidates is approved for commercial sale, we intend to rely on third parties for their distribution. Proper shipping and distribution require compliance with specific storage and shipment procedures (e.g., prevention of damage to shipping materials and prevention of temperature excursions during shipment). Failure to comply with such procedures will necessitate return and replacement, potentially resulting in additional cost and causing us to fail to meet supply requirements.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs. Any new facility is subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. We would also need to verify, such as through a manufacturing comparability study, that any new manufacturing process would produce our product candidate according to the specifications previously submitted to the FDA, and there are comparable foreign requirements. The delays associated with the verification of a new third-party manufacturer, or a new facility built by us, could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. This review may be costly and time consuming and could delay or prevent the launch of a product.

We will be reliant on third parties to conduct, manage, and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We currently do not have the ability to independently conduct nonclinical studies that comply with Good Laboratory Practice (“GLP”) requirements. We intend to rely substantially on CROs and clinical study sites to ensure the proper and timely conduct of our clinical studies, and we have limited influence over their actual performance.

We rely upon CROs to monitor and manage data for our clinical programs, as well as for the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with current GLP and Current Good Clinical Practice (“cGCP”) regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development, respectively. The regulatory authorities enforce cGCP regulations through periodic inspections of clinical study sponsors, CROs, and clinical study sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and cGCP-compliant clinical studies, we remain responsible for ensuring that each of our nonclinical studies and clinical studies is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we, our CROs or clinical study sites fail to comply with cGCP requirements, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical studies before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical studies, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as the sponsor of those studies.

While we have agreements governing their activities, our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase, and our ability to generate revenue could be delayed.

In addition, we and our CROs are subject to various data privacy laws in the U.S., Europe, and elsewhere that are often uncertain, contradictory, and evolving. It is possible that these data privacy laws may be interpreted and applied inconsistent with our or our CROs’ practices. If so, this could result in government-imposed fines or orders requiring that we or our CROs change our practices, which could adversely affect our business.

If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms or in a timely manner. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition, and prospects.

Favorable results from compassionate use treatment or initial interim results from a clinical trial do not ensure that later clinical trials will be successful and success in early-stage clinical trials does not ensure success in later-stage clinical trials.

AlloRx Stem Cells have been administered as part of compassionate use treatments, which permit the administration of the AlloRx Stem Cells outside of clinical trials. No assurance can be given that any positive results are attributable to the AlloRx Stem Cells, or that administration of AlloRx Stem Cells to other patients will have positive results. Compassionate use is a term that is used to refer to the use of an investigational drug outside of a clinical trial to treat a patient with a serious or immediately life-threatening disease or condition who has no comparable or satisfactory alternative treatment options. Regulators often allow compassionate use on a case-by-case basis for an individual patient or for defined groups of patients with similar treatment needs.

There is no assurance that we will obtain regulatory approval for AlloRx Stem Cells. We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or other applicable regulatory authorities, in well-designed and conducted clinical trials, that the product candidate is safe and effective and that the product candidate, including the cell production methodology, otherwise meets the appropriate standards required for approval. Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. A failure of one or more clinical trials may occur at any stage of testing.

Success in pre-clinical and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. While results from treating patients through compassionate use have in certain cases been successful, we cannot be assured that further trials will ultimately be successful. Results of further clinical trials may be disappointing.

Even if pre-clinical and early-stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates with patients receiving the drug for longer periods before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the United States. Even if we are able to obtain approval for our product candidates through an accelerated approval review program, we may still be required to conduct clinical trials after such an approval. If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.

In addition, adverse events involving our product candidates or candidates of others that are cell based, either in compassionate use treatments, third-party foreign clinical trials or studies or otherwise, could negatively impact future clinical trials and the approval process for AlloRx Stem Cells. Any such adverse event would affect our ability to commercialize and sell AlloRx Stem Cells.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data. These results and related findings and conclusions are based on assumptions, estimations, calculations and conclusions, and are subject to change following the generation of additional data or a more comprehensive review of the data related to the particular study or trial. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available or as subjects from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could have a material adverse effect on our business, financial condition, and results of operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

If our competitors develop similar or comparable treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or are demonstrated to be safer or more effective than our product candidates, or if FDA approves biosimilar competitors to our products post-approval, our commercial opportunity will be reduced or eliminated.

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. Our competitors include other biotechnology companies, pharmaceutical companies, academic institutions, government agencies and other private and public research organizations. AlloRx Stem Cell therapy or any future product candidates, if successfully developed and approved, may compete with established therapies and with new treatments that may be introduced by our competitors. We believe that competitors are actively developing competing products to our product candidates, and in some cases, such as with autism spectrum disorders, there may be tens or hundreds of companies seeking to commercialize therapeutics.

Many of our competitors and potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful with respect to their products than we may be in developing, commercializing, and achieving widespread market acceptance for our products. If a competitor obtains approval for an orphan drug that is the same drug or the same biologic as one of our candidates before we do, we will be blocked from obtaining FDA approval for seven years from the date of the competitor’s product, unless we can establish that our product is clinically superior to the previously-approved competitor’s product or we can meet another exception, such as by showing that the competitor has failed to provide an adequate supply of its product to patients after approval. In addition, our competitors’ products may be more effective or more effectively marketed and sold than any treatment we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses related to developing and supporting the commercialization of any of our product candidates. Developments by competitors may render our product candidates obsolete or noncompetitive. After one of our product candidates is approved, FDA may also approve a generic version with the same dosage form, safety, strength, route of administration, quality, performance characteristics and intended use as our product. These generic equivalents would be less costly to bring to market and could generally be offered at lower prices, thereby limiting our ability to gain or retain market share.

The acquisition or licensing of pharmaceutical products is also very competitive, and a number of more established companies, which have acknowledged strategies to in-license or acquire products, may have competitive advantages as may other emerging companies taking similar or different approaches to product acquisitions. The more established companies may have a competitive advantage over us due to their size, cash flows, institutional experience and historical corporate reputation.

MSCs are biological entities obtained from living humans that can pose risks to the recipient. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly. We may incur significant costs to comply with current or future environmental, health and safety laws and regulations.

MSC therapies require many manufacturing steps. Cells must be harvested from donor tissue, isolated, and expanded in cell culture to produce a sufficient number of cells for use. Each step carries risks of contamination by other cells, microbes, or adventitious agents. The transfer of cells into a recipient can also carry risks and complications associated with the procedure itself, and a recipient may reject the transplanted cells. Any failure by us to adequately mitigate such risks and complications could have a material adverse effect on our reputation or our ability to market our products, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from biological materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of any insurance we may obtain and exceed our financial resources. We may not be able to maintain insurance on acceptable terms, or at all.

We are also subject to numerous environmental, health and safety laws and regulations. We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our product candidates are derived from human UCs and therefore have the potential for disease transmission.

The utilization of donated umbilical cords creates the potential for transmission of cancer and communicable disease, including but not limited to human immunodeficiency virus (HIV), viral hepatitis A, B and C, COVID-19, syphilis, Creutzfeldt-Jakob disease, and other viral, fungal, or bacterial pathogens. Although we and our suppliers are required to comply with federal and state regulations intended to prevent communicable disease transmission, we or our suppliers may fail to comply with such regulations. Further, even with compliance, our products might nevertheless be viewed by the public as being associated with transmission of disease, and a clinical trial subject or patient who contracts an infectious disease might assert that the use of our product candidate or products resulted in disease transmission, even if the individual became infected through another source.

Any actual or alleged transmission of communicable disease could result in clinical trial subject or patient claims, litigation, distraction of management’s attention, potentially increased expenses, and adverse regulatory authority action. Further, any failure in screening, whether by us or other manufacturers of similar products, could adversely affect our reputation, the support we receive from the medical community, and overall demand for our products. As a result, such actions or claims, whether or not directed at us, could have a material adverse effect on our reputation with our customers and our ability to market our products, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Ethical and other concerns surrounding the use of stem cell therapy or human tissue may negatively affect public perception of us or our products or product candidates or may negatively affect regulatory approval of our products or product candidates, thereby reducing demand for our products.

The commercial success of our product candidates will depend in part on general public acceptance of the use of MSC therapy for the prevention or treatment of human diseases. The use of embryonic cells and fetal tissue for research and MSC therapy has been the subject of substantial national and international debate regarding related ethical, legal, and social issues. In the U.S., for example, until March 2009, federal government funding of embryonic stem cell research was limited to specifically identified cell lines and was not otherwise available. We do not use embryonic stem cells or fetal tissue, but the public may not be able to, or may fail to, differentiate our use of adult MSCs from the use of embryonic stem cells or fetal tissue by others, especially considering our use of donor umbilical cords. This could result in a negative perception of our company or our products or product candidates, thereby reducing demand, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may obtain MSCs from umbilical cords donated by healthy adult female donors from non-profit organizations that collect and process tissue donations. Umbilical cord donors receive payment, but ethical concerns have been raised by some about the use of donated human tissue in a for-profit setting, as we are doing. Future adverse events in the field of stem cell therapy, changes in public policy, or changes to the FDA’s regulatory approval framework for these products could also result in greater governmental regulation of our product candidates or products, and potential regulatory delays relating to their testing or approval.

The successful commercialization of our current or future product candidates will depend on obtaining reimbursement from government and third-party payors.

If we successfully develop and obtain necessary regulatory approvals, we intend to sell our product candidates in the United States and outside of the United States where the regulatory environment allows us to expand such products. In the United States and any other jurisdictions in which we may market our product, the market for any pharmaceutical product is affected by the availability of reimbursement from government and third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations, and pharmacy benefit management companies. MSC therapies may be expensive compared with conventional pharmaceuticals, due to the higher cost and complexity associated with the research, development, and production of product candidates, the small size and large geographic diversity of the target patient population for some indications, and the complexity associated with the distribution of signaling cell therapies which require special handling, storage, and shipment procedures and protocols. This, in turn, may make it more difficult for us to obtain adequate reimbursement from government and third-party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Government and third-party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate.

In some other countries where we may seek to market our products, such as The Commonwealth of the Bahamas, Antigua and The Grand Cayman Islands, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our potential future collaborators may be required to conduct one or more clinical trials that compare the cost effectiveness of our product candidates or products to other available therapies. Conducting one or more additional clinical trials would be expensive and could result in delays in commercialization of our product candidates.

Managing and reducing health care costs has been a general concern of federal and state governments in the United States and various foreign governments. Although we do not believe that any recently enacted or presently proposed legislation in any jurisdictions in which we currently operate should impact our business based on our current model, we might be subject to future regulations or other cost-control initiatives that materially restrict the price we would receive for our products. In addition, government and third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and many limit reimbursements for newly approved health care products. In particular, government and third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price for products that we may develop, which could result in lower product revenues to us.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks Related To Intellectual Property

If our intellectual property does not adequately protect our products and uses, others could compete against us more directly, which could harm our business and have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in large part, on our ability to obtain and maintain intellectual property protection for product candidates, process candidates and manufacturing/scale-up processes. Patent positions for biotechnology companies are generally uncertain, involve complex legal and factual questions, and can be subject to litigation.

We have no U.S. patents and we may never be awarded one. Our portfolio contains several patent applications, including provisional applications. Provisional applications may be converted to non-provisional and/or foreign applications, but these applications may not result in a patent. If patents do not issue, we may not have exclusivity for our products and methods of use.

The claims of U.S. and foreign patent applications and patents may not confer significant commercial protection against competing products and may not preclude entry by third parties into the marketplace. Furthermore, to the extent that we own patent rights covering our business, third parties may challenge or design around those patents; for example, by asserting that the patents are invalid or arguing that the patent claims should be narrowly construed, and thereby avoid infringement actions. Further, the laws of foreign countries may not protect intellectual property rights to the same extent as laws of the United States.

Our patent applications on MSC technologies include claims directed to MSC-containing compositions and therapeutic uses. The MSC technology area is subject to competition and as a result, third parties may challenge the validity of any patents to facilitate entry into the market. Patents might not contain claims that are sufficiently broad to prevent others from practicing our technologies or from competing with us with their own MSC technologies in the fields of interest to us. Consequently, competitors may independently develop competing products that do not infringe any patents or do not violate other intellectual property rights.

Obtaining and enforcing patents in the biopharmaceutical industry requires a high level of technological and legal complexity. Therefore, obtaining and enforcing patents is costly, time-consuming and as a result unpredictable.

Pending patent applications may not issue or may issue with substantially narrower claims than currently pending claims. These narrower claims may not confer protection of our products.

Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that a patent may expire or remain in force for a short period following commercialization, thereby limiting the period of exclusivity. To the extent our product candidates may not be protected, third parties are not precluded from making using, or selling a competing product or method.

Additionally, the background technologies used in some development of our therapeutics and treatments may be known by third parties. This could allow for third parties to compete using the same prior technologies.

If we fail to obtain assignment of rights of our intellectual property from all inventors, we may not own or exclusively own our intellectual property, and this could adversely affect our ability to protect our product and have a materially effect on our business.

Control over patented technology requires us to obtain formal assignment of patents and patent applications from all inventors. If inventor assignments are not received or not received in a timely manner, we may not exclusively own the rights in the patents or patent applications.

While we believe that each inventor on each patent application or patent has already assigned the intellectual property rights by obligation of employment with us or, if it has not yet been formally assigned, is under an obligation to be assigned to us, if such is not the case, our business, financial condition, results of operations, and prospects could be adversely affected. Further, we have certain rights of assignment by employee inventors regarding patents and we have been assigned some of the patents and patent applications by certain parties, while some of assignments are still outstanding. As such there is a risk that the inventors may refuse to assign the intellectual property. In addition, an inventor may have rights in the intellectual property being pursued by us. Under U.S. patent law, each co-inventor where there is no assignment or agreement (e.g., percent ownership or assignment requirement), has joint and several ownership of the whole application or patent regardless of individual contribution. In the absence of any agreement to the contrary, each of the joint owners or inventors without assignment of a patent may make, use, offer to sell, or sell the patented invention within the United States, or import the patented invention into the United States, without the consent of and without accounting to the other owners. In certain instances, negotiation and/or litigation may be required to compel the execution of those documents where assignment obligation can be verified.

If we are unable to protect the confidentiality of our proprietary information, trade secrets, and know-how, our competitive position could be impaired and our business, financial condition, results of operations, and prospects could be adversely affected.

Some aspects of our technology, especially regarding MSC expansion, manufacturing, and storage processes, are unpatented. This confidential information is protected by trade secret. These trade secrets are valuable to us and maintaining the secrecy of our processes is important to the success of our business. Trade secrets remain valid and enforceable without regard to limitations such as term restrictions that are imposed on patents. Trade secrets are not enforceable against a third party that innovates these processes independently. To date, our trade secrets and know-how are protected by confidentiality and/or employment agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators, or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or other proprietary information.

Adequate remedies may not exist in the event of unauthorized use or disclosure of confidential information. The disclosure of trade secrets or other proprietary information could impair our competitive position and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third-party claims of patent infringement may prevent or delay our product development efforts.

There is a risk of litigation involving patents and other intellectual property rights. Numerous U.S. and foreign patents, and pending patent applications, are owned by third parties in the fields in which we are developing product candidates. There is a risk that our product and formulation candidates, methods of making product candidates, and methods of using our product candidates may give rise to claims of infringement by third parties. Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization. If our MSCs are approved by the FDA to treat our targeted indications, third parties may seek to enforce their patents by filing a patent infringement lawsuit.

Additionally, there may be third-party patents of which we are currently unaware with claims related to the use or manufacture of our product or therapeutic use candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in patents that our product or therapeutic use candidates may infringe. Some of these patent applications may not yet be available for public review because they are not yet publicly available. If any third-party patents were held by a court of competent jurisdiction to cover our targeted therapeutic uses, formulations or dosing regimens, or any final product itself, the holders of any such patents may be able to block our ability to commercialize targeted processes and compositions unless we are able to obtain a license regarding the applicable patents, or until such patents expire or they are finally determined to be held not infringed, unpatentable, invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use or dosing regimens, including combination therapy or patient selection criteria, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate and/or our methods of use unless we obtain a license or until such patent expires or is finally determined to be held not infringed, unpatentable, invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which, if granted would block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of Company resources from our business. In the event of a successful claim of infringement, we may have to pay substantial damages, obtain one or more licenses from third parties, pay royalties or redesign accused products and/or methods, which may be impossible or require substantial time and monetary expenditure.

Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance research or allow commercialization of product candidates and in certain cases, to avoid litigation. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize product candidates, which could harm our business significantly.

We may become involved in lawsuits to protect or enforce our patents which could be expensive and time consuming.

Litigation may be necessary to enforce patent rights to protect trade secrets or know-how; or to defend the scope and validity of patent rights. Litigation, opposition, or other patent office proceedings in the U.S. and foreign jurisdictions, as applicable, could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our intellectual property, we may be subject to competition which will potentially impact profitably. Competitors may infringe our patents. As a result, we may be required to file infringement claims against one or more competitors to protect our intellectual property rights, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent is invalid or unenforceable, thus preventing enjoinment of a third party or may refuse to enjoin the other party from using the technology at issue. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly. Litigation or other patent office proceedings may fail and, even if successful, may result in substantial costs and distraction to management. We may not be able, alone or with our collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the local laws may not protect or enforce such rights as fully as in the U.S.

Furthermore, though we would seek protective orders where appropriate, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised. Disclosure of confidential information during this type of litigation could cause harm to our business.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the value of our company may decline. These declines could be significant. Such announcements could also harm our reputation or the market for future products, which could have a material adverse effect on our current business, current financial condition, and prospects.

Biotechnology is a well-capitalized area, and as a result, we may not be able to keep up with other well-capitalized companies in the market.

Biotechnology and biotechnological inventions are heavily capitalized and very competitive. The biotechnology industry is subject to significant and rapid technological change. Accordingly, our success may depend, in part, on our ability to respond quickly to such change through the development and introduction of new products or revised treatment regimens. Our ability to compete successfully against currently existing and future alternatives to our product candidates and systems and competitors who compete directly with us in the biotechnology industry may depend, in part, on our ability to attract and retain skilled personnel, develop superior products, be competitively priced, obtain patent or regulatory approvals as well as being early entrants to the market and to manufacture, market, and sell our products, independently or through collaborations. If we are unable to keep up with these changes and competition, our business could be significantly affected.

If our product candidates are approved by the FDA, then potential competitors could seek to use a publicly available stem-cell products to compete with our products for the same therapeutic uses, taking advantage of an abbreviated approval pathway as interchangeable with our product candidates. If we are unable prevent entry of these products into our targeted market, our business could be significantly affected.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Laws change and these changes in laws could have an impact on our business. U.S. patent laws that govern filing, prosecution and patentable subject matter are constantly in flux. These laws can include provisions that affect the way patent applications are filed, the way in which patent applications are prosecuted and may also affect patent litigation. New laws confirmed by lower courts and new procedures available through USPTO proceedings may also affect our ability to obtain patents and to prevent our claims from being narrowly construed or invalidated. The availability of these processes to third parties could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain patents or to enforce our patents we might obtain in the future.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if a patent remains in good standing, the natural expiration of a patent is 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the term of a patent, and the protection it affords, are limited. In addition, patent life can be reduced if it is found that patented claims have overlapping subject matter of a related co-owned patent and a terminal disclaimer is filed, reducing the life of the subject patent to less than 20 years. Even if patents directed to our product candidates are obtained, once the patent term has expired, we may be open to competition from competitive products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for our product candidates and/or methods of their use, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any applicable FDA marketing approval of our product candidates and our methods of use, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, or the Biologics Price Competition and Innovation Act of 2009. These laws permit a patent restoration or extension of term as compensation for patent term lost during product development and the FDA regulatory review process. These extensions are limited to a single patent being extended per FDA-approved product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended.

Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates and/or therapeutic uses of these product candidates. However, we may not be granted an extension. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than applied for, our business could be affected. In addition, competitors may obtain approval of competing products at the same time or following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

We may not have patents in every jurisdiction in which we sell, thus creating competition that could impact our profitability. Although we have pending patent applications in the U.S. and certain other countries, filing, prosecuting, and defending patents in all countries throughout the world would be prohibitively expensive. Due to local laws and other causes, our intellectual property rights in some countries outside the U.S. can be less robust than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. whether we have filed an application in that country or not. In addition, we may not be able to prevent third parties from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product candidates and/or therapeutic uses, and this could have adverse effects on our business.

Further, it is costly and time-consuming to assert infringement of intellectual property rights against a competitor in a foreign country. Besides cost and time, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Some legal systems in foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our intellectual property or stop marketing of competing products in violation of proprietary rights. As noted above, proceedings to enforce patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, efforts to protect and enforce our intellectual property rights in foreign jurisdictions may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected in that country and overall.

Maintenance of patents and patent applications is expensive and loss of patent rights by non-payment of required fees could impact the company. We rely on our outside legal counsel to assist with these matters by sending reminders, as well as, on third parties to pay these fees when due.

Additionally, the USPTO and various foreign patent offices require compliance with procedural, documentary, fee payment and other similar provisions during the patent application process and once a patent is issued or granted. We employ reputable law firms and other professionals to help us comply, and if needed for an inadvertent lapse many of these deadlines can be extended and a lapse in payment cured by applying a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance and/or non-payment can result in abandonment or lapse of the patent or patent application without chance of reinstatement, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business, financial condition, and commercial operations.

Risks Related To Regulatory Approval And Other Government Regulations

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA and other regulatory authorities may be delayed or denied.

The commencement and completion of our clinical trials may be delayed or terminated for many reasons, including, but not limited to, if:

●	the FDA does not grant INDs to test the product candidates in humans;

●	the FDA does not grant, or suspends, permission to proceed and places the trial on clinical hold;

●	we are not able to identify sufficient clinical trial sites and/or clinical trial investigators to begin or complete a trial;

●	subjects do not enroll in our trials at the rate we expect;

●	subjects experience an unacceptable rate or severity of adverse side effects;

●	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, cGCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner, or maintain data security and integrity;

●	the FDA does not agree with our interpretation of data obtained from preclinical and nonclinical animal testing and clinical trials, even though the data can be interpreted in different ways;

●	inspections by the FDA or IRBs of clinical trial sites at research institutions participating in our clinical trials find regulatory violations that require us to undertake corrective action, suspend, or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

●	one or more IRBs or DSMBs (as defined below) suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

Our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate, or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA.

Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation.

Even if approved for commercial sale, we may be required to conduct Phase 4 clinical trials or comply with other post-marketing requirements for the products. Even if we obtain approval of a product, we can only market the product for the approved indications. After granting marketing approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers, and manufacturing facilities, creating additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish different or additional regulations that could impact the post-marketing status of our products.

If we inadvertently violate the guidelines pertaining to promotion and advertising of our clinical candidates or approved products, we may be subject to disciplinary action by the FDA’s Office of Prescription Drug Promotion (“OPDP”) or other regulatory bodies.

The FDA’s Office of Prescription Drug Promotion, or OPDP, is responsible for reviewing prescription drug advertising and promotional labeling to ensure that the information contained in these materials is not false or misleading. There are specific disclosure requirements and the applicable regulations mandate that advertisements cannot be false or misleading or omit material facts about the product. Prescription drug promotional materials must present a fair balance between the drug’s effectiveness and the risks associated with its use. Most warning letters from OPDP cite inadequate disclosure of risk information.

OPDP prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that OPDP typically sends to companies that violate its drug advertising and promotional guidelines: notice of violation letters, or untitled letters, and warning letters. In the case of an untitled letter, OPDP typically alerts the drug company of the violation and issues a directive to refrain from future violations but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from OPDP, we may inadvertently violate OPDP’s guidelines in the future and be subject to a OPDP untitled letter or warning letter, which may have a negative impact on our business. Similarly, we and our collaborators may inadvertently violate the guidelines of the foreign equivalent of the FDA’s OPDP.

We and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we and any future development partners are successful in commercializing our products, FDA and foreign regulatory authorities would require that we and any future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any future development partners fail to comply with our reporting obligations, FDA or a foreign regulatory authority could take action against us including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

Our business could target benefits from various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, and priority review, but we may not ultimately qualify for or benefit from these incentives.

We may seek various regulatory incentives, such as orphan drug exclusivity, breakthrough therapy designation, fast track designation, accelerated approval, priority review and Priority Review Vouchers (“PRVs”), where available, that provide for certain periods of exclusivity, expedited review and/or other benefits, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether products qualify for such regulatory incentives and benefits. We cannot guarantee that we will be able to receive orphan drug status from FDA or equivalent regulatory designations elsewhere. We also cannot guarantee that we will obtain breakthrough therapy or fast track designation, which may provide certain potential benefits such as more frequent meetings with FDA to discuss the development plan, intensive guidance on an efficient drug development program, and potential eligibility for rolling review or priority review. Legislative developments in the U.S., including proposed legislation that would restrict eligibility for PRVs, may affect our ability to qualify for these programs in the future.

Even if we are successful in obtaining beneficial regulatory designations by FDA or other regulatory agency for our product candidates, such designations may not lead to faster development or regulatory review or approval and does not increase the likelihood that our product candidates will receive marketing approval. We may not be able to obtain or maintain such designations for our product candidates, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates or compete with such competitors, which would adversely impact our business, financial condition or results of operations.

Obtaining and maintaining regulatory approval of a product in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval in other jurisdictions.

Obtaining and maintaining regulatory approval of a product in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Moreover, product types or regulatory classifications, as well as approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including different or additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fails to comply with the regulatory requirements in international markets or fails to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, an approved product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label, which is within their purview as part of their practice of medicine. If we are found to have promoted such off-label uses, however, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. The FDA may also issue a public warning letter or untitled letter to the company. If we cannot successfully manage the promotion of our future approved products, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The FDA and other comparable foreign regulatory authorities may not accept data from trials or studies conducted in locations outside of their jurisdiction.

We currently supply AlloRx Stem Cells to numerous foreign third-party clinics and medical centers. Such foreign third-party clinics and medical centers are currently using, or intend to use, AlloRx Stem Cells to conduct clinical studies for the potential treatment of a wide variety of indications, and we may choose to conduct international clinical trials or studies in the future. The primary purpose of these clinical studies is for the open-label treatment of the respective indication; accordingly, there is no randomized control group for patients treated in these foreign clinical studies.

The acceptance of study data by the FDA, or other comparable foreign regulatory authority from clinical trials or studies conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials or studies are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to cGCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. The FDA may accept the use of some foreign data to support a marketing approval if the clinical trial meets certain requirements. Additionally, the FDA’s clinical trial requirements, including the adequacy of the subject population studied and statistical powering, must be met. Furthermore, such foreign trials or studies would be subject to the applicable local laws of the foreign jurisdictions where the trials or studies are conducted, including from our ongoing and planned pre-clinical studies of AlloRx Stem Cells, for which we plan to enroll cohorts outside the United States. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials or studies conducted outside of its respective jurisdiction. Moreover, since the foreign third-party conducted clinical studies using AlloRx Stem Cells are neither placebo-controlled nor blinded, the FDA may be less likely to accept such data. If the FDA, or any applicable foreign regulatory authority does not accept such data, it may result in the need for additional studies, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

In addition, foreign clinical studies conducted by The Foundation for Orthopaedics and Regenerative Medicine in St. John’s, Antigua and Barbuda using AlloRx Stem Cells are run by Chadwick Prodromos, M.D., who holds Series A Convertible Preferred Share Units, with each Preferred Unit consisting of 2,000 shares of Series A Preferred Stock, a Class A Warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share and a Class B Warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share (“Series A Units”). As part of future drug approval applications to the FDA, we must disclose certain financial interests of investigators who participated in any of the clinical studies being submitted in support of approval or must certify to the absence of such financial interests. The FDA evaluates the information contained in such disclosures to determine whether disclosed interests may have an impact on the reliability of a study. If the FDA determines that financial interests of any clinical investigator, including that of Dr. Prodromos, raise serious questions of data integrity, the FDA can institute a data audit, request that we submit further data analyses, conduct additional independent studies to confirm the results of the questioned study, or refuse to use the data from the questioned study as a basis for approval. A finding by the FDA that a financial relationship of an investigator raises serious questions of data integrity could delay or otherwise adversely affect approval of our products.

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through an expedited review program, and if we are unable to do so, then we could face increased expense to obtain, and delays in the receipt of, necessary marketing approvals.

We may in the future seek approval for one or more of our product candidates under one of the FDA’s expedited review programs for serious conditions. These programs are available to sponsors of therapies that address an unmet medical need to treat a serious condition. The qualifying criteria and requirements vary for each expedited program. Prior to seeking review under one of these expedited programs for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive marketing approval through an expedited review program.

In August 2021, we submitted an initial request for ODD for PTHS to FDA’s Office of Orphan Products Development. In November 2021, FDA indicated that it was unable to grant our initial ODD request but indicated that we may submit an amendment to our initial request containing additional information, specifically outcome data from our Phase 1/2a clinical trial for PTHS. FDA has not yet made a determination as to whether PTHS qualifies as a “rare disease or condition,” and we expect such determination will be made on the basis of the facts and circumstances if and when the amendment to our request for ODD is submitted.

There can be no assurances that, after our evaluation of the FDA’s feedback and other factors, we will decide to pursue one or more of these expedited review programs. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue one or more of these expedited programs, even if we initially decide to do so. Furthermore, FDA could decide not to grant our request to use one or more of the expedited review programs for a product candidate, even if the FDA’s initial feedback is that the product candidate would qualify for such program(s). Moreover, FDA can decide to stop reviewing a product candidate under one or more of these expedited review programs if, for example, the conditions that warranted expedited review no longer apply to that product candidate.

Some of these expedited programs (e.g., accelerated approval) also require post-marketing clinical trials to be completed and, if any such required trial fails, the FDA could withdraw the approval of the product. If one of our product candidates does not qualify for any expedited review program, then this could result in a longer time period to approval and commercialization of such product candidate, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

Our research and development activities could be affected or delayed due to possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, or if the laws and regulations regarding animal testing otherwise change, our research and development activities may be interrupted, delayed or become more expensive.

We may face difficulties from changes to current statutes or regulations and future legislation or regulations, both in the U.S. as well as in other foreign jurisdictions where we may be operating.

Existing statutes or regulations may be revised and additional legislation or regulations may be codified that could prevent, limit, delay or otherwise adversely affect regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges and attempts to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, legislation affecting the implementation of the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which includes a provision eliminating, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. In addition, the Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored health coverage and the excise tax on non-exempt medical devices and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Medicare Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On June 17, 2021, the U.S. Supreme Court dismissed this challenge without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States that could impact our future business and operations, including those that may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our business, financial condition, and results of operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. While several proposed reform measures will require additional Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. The Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order (the “Executive Order”) to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order directed the Secretary of Health and Human Services (“HHS”) to issue a report to the White House that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, mechanisms designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Our relationships with healthcare providers, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain future marketing approval. Our current and future arrangements with healthcare providers, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, without limitation, the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are narrowly drawn, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors have been the subject of recent regulatory reforms. As a general matter, however, any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing organizations, third-party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies;

●	the federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,803 to $23,607 per false claim or statement for penalties assessed after December 13, 2021, with respect to violations occurring after November 2, 2015. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible under the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability for making or presenting a false, fictitious or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Criminal statutes enacted as part of HIPAA also make it a crime to knowingly and willfully falsify, conceal or cover up a material fact, make any materially false, fictitious or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.;

●	the federal civil monetary penalties law authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in certain activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; (4) failing to report and return a known overpayment; or (5) offering or transferring remuneration to any Medicare or Medicaid beneficiary that the offeror or transferor knows or should know is likely to influence such individual to order or receive from a particular provider, practitioner or supplier any item or service for which payment may be made, in whole or in part, under Medicare or Medicaid;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to CMS (for public disclosure) information regarding certain payments and other transfers of value to covered recipients. The term covered recipients includes U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, certified nurse midwives, and teaching hospitals, as well as information regarding certain ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing or other arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to certain payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require pharmaceutical companies to report information on the pricing of certain drug products. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been passed or proposed in other states and proposed at the federal level.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, temporary or permanent debarment, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Related To The Cosmetic Product Industry And InfiniVive MD Products

A recall or suspension of sale of our InfiniVive MD products, or the discovery of serious safety issues with our products or the incorrect application of such products by medical professionals to which we sell such products, could have a significant negative impact on us.

The FDA and equivalent foreign regulatory authorities have the authority to require the recall or suspension, either temporarily or permanently, of commercialized products in the event of material deficiencies or defects in quality systems, product design or manufacture or in the event that a product poses an unacceptable risk to health. Regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks and may do so even in circumstances where we do not believe our product poses an unacceptable risk to health. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.

In addition, regulatory authorities may require us to, or we may voluntarily, suspend sales of a product if we become aware that the medical professionals to which we sell our products have not followed our instructions for application. For example, InfiniVive MD’s Exosome Serum contains conditioned media derived from AlloRx Stem Cells containing various secreted products including proteins, RNA and exosomes and must be applied topically by a professional. When such product is marketed and sold by us to plastic surgeons, cosmetic surgeons and aestheticians throughout the United States and internationally, we include instructions specifying that such product must be applied topically by these medical professionals. Administration outside of those specific directions could result in us running afoul of FDA rules and regulations.

InfiniVive MD products may fail to achieve the broad degree of physician adoption and use or consumer demand necessary for commercial success.

InfiniVive MD products, which are used solely in a clinical setting, may fail to gain sufficient market acceptance by physicians, consumers and others in the medical aesthetics community. The commercial success of these products and any future products will depend significantly on the broad adoption and use of the resulting product by physicians for the treatment of aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our InfiniVive MD products.

The degree and rate of physician adoption of our exosome serums and any future products depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend our ability to create compelling marketing programs and ability to overcome any biases physicians or consumers may have toward the use, safety and efficacy of existing products over our InfiniVive MD products. Moreover, our competitors may offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than we can. We can provide no assurance that health professionals will continue to recommend our products at their current levels, or at all. Additionally, we may be unable to continue to grow our network of health professionals and therefore may not continue to achieve revenue growth through this channel.

With respect to consumer demand, treatment with InfiniVive MD products is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with InfiniVive MD products for aesthetic indications may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and physician recommendations of InfiniVive MD products versus competitive products or procedures. Moreover, consumer demand may fluctuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and InfiniVive MD products in particular, changes in demographics and social trends, and general consumer confidence and consumer discretionary spending, which may be impacted by the COVID-19 outbreak, economic and political conditions.

If our InfiniVive MD products or any future product candidates fail to achieve the broad degree of physician adoption necessary for commercial success or the requisite consumer demand, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

FDA and FTC may undertake enforcement action against our cosmetic products if they do not accept our advertising and marketing or if those products are used beyond the intended uses that we authorize.

If our products are marketed outside of their intended use, for example if they are advertised for the treatment, diagnosis, cure, prevention, or mitigation of a disease, then regulatory agencies may issue a warning letter or further investigate our marketing practices to ensure we are complying with advertising and promotional rules that apply to the product category.

If we fail to develop and maintain our InfiniVive MD brand, our business could suffer.

We believe that InfiniVive MD is a brand that has contributed to the success of our business since it was acquired by us in 2021, and we believe our continued success depends on our ability to maintain and grow the value of our InfiniVive MD brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, product safety, quality assurance, marketing and merchandising efforts, our continued focus on delivering well-designed and effective products to our consumers and our ability to provide a consistent, high-quality consumer experience. Any negative publicity, regardless of its accuracy, could have an adverse effect on our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, suppliers or manufacturers, including changes to our products or packaging, adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could significantly reduce the value of our brands and adversely affect our business, financial condition, results of operations and prospects.

Our InfiniVive MD brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with its products, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Any loss of confidence on the part of consumers in our InfiniVive MD products or the ingredients used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, environmental impacts, or inclusion of prohibited ingredients, or ingredients that are perceived to be “toxic”, or any societal apprehension about the use of stem cells in consumer products, could tarnish the image of our brand and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or efficacy or suitability for use by a particular consumer or on the environment, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our ability to achieve or maintain profitability and brand image.

We also have no control over our InfiniVive MD products once purchased by consumers. For example, consumers may store or use our InfiniVive MD products under conditions and for periods of time inconsistent with approved directions for use or the listed expiration date or required warnings or other governmental guidelines on our labels, which may adversely affect the quality and safety of our products.

If our InfiniVive MD products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of our brands could be diminished, we may need to recall some of our InfiniVive MD products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products could reduce consumer demand for our own products if consumers view them to be similar. Any such adverse effect could be exacerbated by our market positioning as a purveyor of cosmetic products and may significantly reduce our brand’s value. Issues regarding the safety, efficacy, quality or environmental impact of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. Negative publicity about us, our brand or our InfiniVive MD products could seriously damage our brand and reputation. Any loss of confidence on the part of consumers in the quality, safety, efficacy or environmental suitability of our products would be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. If we do not maintain the favorable perception of our InfiniVive MD brand, our business, financial condition, results of operations and prospects could be adversely affected.

The cosmetics industry is highly competitive, and if InfiniVive MD’s products are unable to compete effectively our results will suffer.

InfiniVive MD faces vigorous competition from companies throughout the world, including large multinational consumer products companies that have many cosmetics brands under ownership and standalone cosmetics brands. Competition in the cosmetics industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and other activities. Any future direct to consumer products that we may develop, must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels.

Many multinational consumer companies have greater financial, technical, or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Our competitors may attempt to gain market share by offering products at prices at or below the prices at which our InfiniVive MD products are typically offered, including through the use of large percentage discounts and “buy one and get one free” offers. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales.

Risks Related To The Dietary And Nutritional Supplements Industry And Fitore Products

Adulterated or misbranded products appearing on the market under the Fitore brand may subject us to costs or liabilities or damage our reputation and brand.

Adulterated or misbranded supplements sold under our Fitore brand in the future could contain harmful or unlawful ingredients or may not perform as intended. In the future, we could become involved in investigations with the FDA or other federal and state agencies as a result of adulterated or misbranded supplements. We may incur costs or liabilities resulting from an investigation or become involved in product liability litigation resulting from adulterated or misbranded supplements. Even if there is no customer harm, adulterated or misbranded products that do not perform as intended could damage our reputation and brand and lead to a loss of customer sales as a result.

We and our suppliers are subject to numerous laws and regulations that apply to the manufacture, sale and marketing of products that promote health and wellness, including cosmetics, dietary supplements, and other personal care products, and compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, subject us or our suppliers to the risk of enforcement action, or otherwise adversely affect our business, results of operations and financial condition.

As a distributor of products that promote health and wellness, including cosmetics, dietary supplements, and other personal care products, we are subject to numerous health and safety laws and regulations. Our third-party manufacturers for Fitore products are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of products we sell, as well as the health and safety of our team members and the protection of the environment. We are subject to regulation by various government agencies, including the FDA, the FTC, as well as various state and local agencies. For example, certain of our products are subject to numerous and extensive laws and regulations governing the type of claims we can make regarding our products, the product constituents that can be used to manufacture our products, and whether our product constituents or the products themselves require pre-market review or pre-market notification. Outside the United States, our activities and products are also subject to numerous similar statutes and regulations. Many of these laws and regulations involve a high level of subjectivity, are inherently fact-based and subject to interpretation, and vary significantly from market to market.

Dietary supplements are regulated under the Dietary Supplement Health and Education Act of 1994 (DSHEA), a statute which is administered by the FDA which amended the FFDCA. DSHEA expressly permits supplements to bear statements describing how a product affects the structure, function or general well-being of the body. However, no statement may expressly or implicitly represent that a supplement will diagnose, cure, mitigate, treat or prevent a disease. DSHEA has not been materially amended since it was enacted in 1994 but the newly constituted U.S. Congress or executive branch could decide to revisit whether changes are necessary to modernize this legislation.

Our dietary supplement products are required to be manufactured in compliance with current cGMP requirements. As a result, the third-party manufacturing facilities used by us or any of our current or future suppliers must be compliant with cGMPs. These manufacturing facilities are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and international authorities for compliance with cGMPs and similar regulatory requirements. If we or our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, our products may be deemed noncompliant, and we could face sanctions being imposed on us, including fines, injunctions, civil penalties, delays, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts and criminal prosecutions, any of which could have a material adverse impact on our business, financial condition, results of operations and prospects. Finally, we also could experience manufacturing delays if our contractors give greater priority to the manufacture and supply of other products over our products or otherwise do not satisfactorily perform according to the terms of their agreements with us.

The FDA has broad authority to enforce the provisions of the FFDCA applicable to the safety, labeling, manufacturing and promotion of dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention, request or order a recall of illegal products from the market and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. Pursuant to the Food Safety Modernization Act (“FSMA”), the FDA also has the power to refuse the import of dietary supplement from a foreign supplier that is not appropriately verified as in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing dietary supplements, deemed to present a reasonable probability of causing serious adverse health consequences.

In connection with the marketing and advertisement of certain of the products we sell, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Furthermore, in recent years, the FDA has been aggressive in enforcing its regulations with respect to nutrient content claims, unauthorized “health claims,” which are defined as claims that characterize the relationship between a food or food ingredient and a disease or health condition, and other claims that impermissibly suggest therapeutic benefits for certain products including dietary supplements. These events could interrupt the marketing and sales of our products, severely damage our brand reputation and public image, increase the cost of our products, result in product recalls, market withdrawals or litigation and impede our ability to deliver our products, any of which could result in a material adverse effect on our business, financial condition and results of operations.

As is common in the dietary supplements industry, we rely on our suppliers to ensure that the Fitore products that they manufacture for us comply with all applicable regulatory and legislative requirements. However, there is no assurance that our suppliers comply with such requirements and any claims of non-compliance could significantly damage our reputation and consumer confidence in our products.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs or require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation. Another example is that the FDA could require the production of efficacy data for nutritional supplements. Any or all of such requirements could have a material adverse effect on our business, financial condition and results or operation.

If Fitore’s products cause undesirable side effects, our business may suffer.

Although many of the ingredients in Fitore’s current products are vitamins, minerals and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. Although we believe all of such products and the combinations of ingredients in them will not result in adverse events when taken as directed, the products could have certain undesirable side effects if not taken as directed or if taken by a consumer that has certain medical conditions. In addition, such products may not have the effect intended if they are not taken in accordance with certain instructions, which include certain dietary restrictions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects in an unforeseen way or affect populations differently. If any of our Fitore products or products we develop or commercialize in the future are shown to be harmful or generate negative publicity from perceived harmful effects, our business, financial condition, results of operations and prospects would be harmed significantly.

Additional Risks Related To Our Supply Arrangements With Third-Party Foreign Medical Centers

FDA could prohibit us from exporting products for use in compassionate use programs or clinical studies in foreign jurisdictions.

Currently, we are exporting products for use in clinical studies for indications that are not subject to an FDA-authorized IND. In order to export the drug legally, we must comply with FDA regulations including 21 C.F.R. Part 312.110 and 21 C.F.R. Part 312.120. These FDA regulations require us to provide written certification to FDA regarding the countries that we plan to export the drug to and certify that the drug, among other things, complies with the foreign countries’ laws and that our clinical studies are in compliance with FDA’s regulations for foreign clinical studies that are not conducted under an IND. If FDA determines that we have not provided the proper written certification prior to export, or that our clinical studies are not in compliance with FDA rules, FDA can prohibit us from exporting the product. This could impact our revenue from our patient-sponsored studies as well as our ability to receive approval for use of AlloRx in the United States.

FDA, FTC, and other regulatory agencies actively enforce against medical tourism companies and medical providers advertising to patients in the United States if the claims or procedures are not substantiated or in compliance with the local countries’ laws.

If one of our medical tourism partners does not take care to properly substantiate their claims or properly contextualize their claims made about their services, FTC can take enforcement action, sometimes in conjunction with foreign governments, against companies offering medical treatments in foreign countries. Enforcement can be in the form of civil money penalties or prohibitions from exporting the product to these jurisdictions.

A substantial portion of our sales of AlloRx Stem Cells for use in foreign clinical studies are completed on a purchase order basis without any written agreements. Such customers may issue fewer or smaller purchase orders than we expect under our current arrangements, which could negatively impact our revenues. In addition, although these purchase orders are generally not cancelable, such customers may decide to delay or cancel orders, which could also negatively impact our revenues.

Generally, under our arrangements with foreign third-party clinics and medical centers, customers must issue purchase orders for AlloRx Stem Cells. Although these purchase orders stipulate key terms including order quantity, price, payment terms, and delivery instructions, these arrangements are typically not governed by any written agreement and have no minimum purchase requirements. In addition, although orders covered by firm purchase orders are generally not cancelable, customers may decide to delay or cancel orders, and we may have difficulty enforcing the provisions of the purchase order. In the event that customers with whom we supply AlloRx Stem Cells, including foreign third-party clinics and medical centers, issue fewer or smaller purchase orders than we expect, or we experience any delays or cancellations in orders (due to current distress in the global economy caused by the COVID-19 pandemic or otherwise), our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

Risks Related to Ownership of our Common Stock

Our principal stockholder and management, including our former Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors currently beneficially own approximately 60.8% of our voting stock. Our former Chief Executive Officer and former Chair of the Board of Directors beneficially owns approximately 31% of our voting stock. This concentration of control creates a number of risks. This group of stockholders will have the ability to exert significant influence over us through this ownership position. These stockholders may be able to exert significant influence over all matters requiring stockholder approval, including with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction, and our stockholders may find it difficult to replace members of management should our stockholders disagree with the manner in which the Company is operated. Furthermore, this concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock , if we are successful in listing on an exchange or other public trading market, is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates or those of our competitors;

●	the success of competitive products or announcements by potential competitors of their product development efforts;

●	regulatory actions with respect to our or our competitors’ product candidates or products;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	market conditions in the pharmaceutical and biotechnology sector;

●	changes in the structure of healthcare payment systems;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	announcement or expectation of financing efforts;

●	sales of our common stock by us, our insiders or our other stockholders;

●	expiration of market stand-off or lock-up agreements; and

●	general economic, industry and market conditions.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

There currently exists no public trading market for our common stock and you will not be able to sell your shares of common stock if an active trading market does not develop.

There is currently no public market for our common stock, and no assurance that a public trading market will ever develop. There is no assurance that our efforts to complete a public offering and obtain listing of our common stock on a national securities exchange will be successful. Without an active public trading market, you may not be able to sell your shares without considerable delay, if at all. If a market does develop, the price for our common stock may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Unless our common stock is listed on a national securities exchange, many brokerage firms may not be willing to sell our common stock on your behalf. Trading in our common stock may also be subject to “penny stock” rules applicable to lower priced securities that are not traded on an exchange.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

Any trading market for our common stock, if we are successful in listing on an exchange or other public trading market, may be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. We do not currently have and may never obtain research coverage by securities or industry analysts. If no or few securities or industry analysts commence coverage of us, our stock price would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expense related to the ongoing development of our product candidates or future development programs;

●	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;

●	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such approved products;

●	regulatory developments affecting our product candidates or future products, or those of our competitors; and

●	changes in general market and economic conditions.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock, if we are successful in listing on an exchange or other public trading market, could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

As a result of the restatement of our financial statements for the three and nine months ended July 31, 2022, our management believes that our internal control over financial reporting was not effective as of October 31, 2022 due to a material weakness related to our accounting for revenue and related expenses. If we are unable to remediate this material weakness and otherwise implement and maintain an effective system of internal control over financial reporting, we may not be able to timely and accurately report our financial results or prevent fraud in the future. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and, if we are successful in listing on an exchange or other public trading market, the trading price of our common stock.

As previously disclosed, subsequent to the fiscal year ended October 31, 2022, we restated our consolidated financial statements for the three and nine month periods ended July 31, 2022, included in our Registration Statement on Form 10, as amended (the “Form 10”), due to errors relating to a service contract with a customer that impacted the recognition of revenue and related expenses. Specifically, in consultation with our financial consultants, we determined that we had improperly recognized revenue from our JOA with European Wellness and BioPep, as further described in “Item 1. Business”, that should have been deferred. That error resulted in the overstatement of consulting revenue by $200,000 and related expenses in the amount of $177,147 in the consolidated statements of operations for the three and nine month periods ended July 31, 2022 and the understatement of deferred revenue in the consolidated balance sheets as of July 31, 2022 in the amount of $200,000. As a result of these errors, management determined that it was appropriate to restate the consolidated financial statements included in the Form 10.

In addition, as a result of the errors discussed above, our management determined that our internal control over financial reporting was not effective as of October 31, 2022 due to a material weakness related to our accounting for revenue and related expenses.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to design, and implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements and cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

We are subject to certain reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and other applicable securities rules and regulations. Complying with these rules and regulations results in legal and financial compliance costs, makes some activities more difficult, time consuming or costly and increases demand on our systems and resources, including management. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

We can give no assurance that our remedial measures will be sufficient to address the material weakness related to our accounting for revenue and related expenses discussed above or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures in the future, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We have previously failed to timely file certain periodic reports with the SEC and as a result, the SEC revoked the registration of our common stock in 2020. Our failure to timely file required reports in the future poses significant risks to trading in our common stock and could materially and adversely affect our financial condition and results of operations.

In the past, we have not been able to, and may continue to be unable to produce timely financial statements, and file these financial statements as part of a periodic report in a timely manner with the SEC. We have failed to timely file with the SEC all requisite periodic reports beginning with the period ending October 31, 2015. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act beginning with the period ending October 31, 2015.

On September 29, 2020, the SEC instituted public administrative proceedings to determine whether to revoke or suspend registration, for a period not exceeding twelve months, the registration of each class of our securities for failure to make required periodic filings with the SEC. On October 8, 2020, the SEC revoked the registration of our common stock pursuant to Section 12(j) of the Exchange Act for failure to comply with Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder by failing to make required periodic filings with the SEC.

We cannot guarantee that in the future our reporting will always be timely. Our failure to timely file future periodic reports with the SEC could subject us to enforcement action by the SEC and stockholder lawsuits and could, if we are successful in listing on NYSE American or other public trading market, eventually result in the delisting of our common stock from the NYSE American, or other public trading market, regulatory sanctions from the SEC, and/or the breach of covenants in our credit facilities or of any preferred equity or debt securities we may issue in the future, any of which could have a material adverse impact on our operations and your investment in our common stock, and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders. Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions. As a result, investors may not have access to current or timely financial information about our Company.

The sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

A substantial portion of our outstanding common stock is freely tradeable under relevant provisions of securities laws. It is likely that market sales of large amounts of common stock (or the potential for those sales even if they do not actually occur) could cause the market price of our common stock to decline, if a trading market is ever established, which may make it difficult to sell our common stock in the future at a time and price which we deem reasonable or appropriate and may also cause you to lose all or a part of your investment.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our common stock.

We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, debt instruments to which we may be party in the future may limit our ability to pay dividends. Any return to stockholders will therefore be limited to any appreciation in the value of our common stock, which is not certain.

Provisions in our articles of incorporation and bylaws and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock, if we are successful in listing our common stock on an exchange or other public trading market.

Our second amended and restated articles of incorporation and bylaws, as amended, contain provisions that could depress the market price of our common stock, if we our successful in listing our common stock on an exchange or other public trading market, by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

●	permit the number of directors to be increased or decreased by action of the majority of the board;

●	authorize the Board of Directors to issue all or any part of our common stock, without action by the stockholders; and

●	prohibit cumulative voting.

In addition, certain provisions of Nevada law could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Sections 78.411 through 78.444 of the Nevada Revised Statutes, which prohibit a Nevada corporation from engaging in any business combination with any “interested stockholder” (as defined in the statute) for a period of two years after the date that the person first became an interested stockholder unless certain conditions are met.

Any provision of our articles of incorporation, bylaws or Nevada law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

General Risk Factors

The ongoing coronavirus pandemic has caused interruptions or delays of our business plan. Delays caused by the coronavirus pandemic and other healthcare emergencies may have a significant adverse effect on our business, including the manufacturing, clinical trial and other business activities performed by us or third parties with whom we conduct business.

In December 2019, a strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, quarantines and other public health safety measures. The extent to which the pandemic or any other healthcare crisis may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, but the development of clinical supply materials could be delayed and enrollment of patients in our studies may be delayed or suspended, as hospitals and clinics in areas where we are conducting trials shift resources to cope with the COVID-19 pandemic and may limit access or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we may experience higher drop-out rates or delays in our clinical studies including obtaining data and patient reported outcomes in a timely manner. We have manufacturers and collaboration partners located in foreign jurisdictions, and travel restrictions have limited, and may continue to limit, our ability to visit their locations in person and conduct on-site inspections.

In addition, our future clinical trials may be affected by the COVID-19 pandemic and any related travel restrictions. Clinical trial progression, dosing, patient enrollment and related activities may be delayed due to concerns among patients about participating in clinical trials during a pandemic, and reporting of some clinical data may be incomplete or delayed if patients who enroll in our clinical trials are unable to fully participate in all necessary measurement protocols as a result of any hospital resource prioritization, patient participation concerns or other factors associated with the COVID-19 pandemic. Federal, state, and local guidelines for reopening in the United States and other countries may negatively impact our ability to enroll patients in any of our clinical programs. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

We cannot predict the ultimate impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change, at times on a daily or weekly basis. We do not yet know the full extent of potential delays or impacts on our clinical studies or on our business as a whole; however, the COVID-19 pandemic may materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, and/or have a material adverse effect on our operations. Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy generally, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic could materially disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our common stock, continue to slow down the overall economy or curtail consumer spending.

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as HIPAA, Health Information Technology for Economic and Clinical Health Act and GDPR), it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Due to our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we operate or plan to operate. Our business activities are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the Securities and Exchange Commission (SEC) and Department of Justice (DOJ) have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

In addition, our products and technology are subject to U.S. and foreign export controls, trade sanctions and import laws and regulations including requirements to obtain licensure to properly operate in the local these territories. Governmental regulation of the import or export of our products and technology, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely adversely affect our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease three separate office or laboratory facilities for our business and operations. Our executive offices are located in the Cherry Creek neighborhood of Denver, where we occupy approximately 2,226 square feet of office space under a sublease until July 31, 2023 at a rate of $6,700 per month. Our manufacturing and administrative offices and facilities are currently located at 4621 Technology Drive, Golden Colorado, where we lease approximately 3,100 square feet under a 10-year lease commencing July 1, 2020 and which provides us with several options to renew upon expiration for additional 5-year terms. The lease is with an affiliate of our Chief Science Officer. The rent is $5,645 per month plus taxes, insurance and utilities. We also lease approximately 850 square feet of laboratory space in Ft. Collins, Colorado, where we intend to manufacture AlloRx Stem Cells for distribution to foreign clinics. The monthly rent at that space is $5,200 for one year commencing May 1, 2022.

While we believe these premises are suitable for our current needs, we are also planning to lease a separate cGMP manufacturing facility that, if and when completed, will be used exclusively for the manufacture of AlloRx Stem Cells in order to meet potential future commercial demand for AlloRx Stem Cell therapy. In connection with the development of a new cGMP manufacturing facility, we intend to lease a facility and purchase highly scalable, fully automated closed system bioprocessing equipment, subject to available capital resources. For additional information, see “Item 1. Business—Manufacturing” above.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations, or claims are currently pending against us or our officers and directors in which we are adverse. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our securities are not currently listed on any exchange or over-the-counter market, and there is no established public trading market for any class of our securities.

Holders

As of January 23, 2023, we had 115,160,180 shares of common stock outstanding, held of record by approximately 3,200 stockholders. There were no shares of preferred stock outstanding.

Dividends

Subject to preferences that may be applicable to any then outstanding preferred stock, holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of legally available funds. However, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise disclosed in a Current Report on Form 8-K, the following sets forth information regarding all unregistered securities sold during the period covered by this Report.

On February 22, 2022, a note holder converted $3,000,000 in principal and $712,500 of accrued interest related to the Senior Secured Convertible Promissory Note into 3,712,500 shares of the Common Stock of the Company at $1 per share. This conversion was completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On March 1, 2022, the Company issued 350,000 stock purchase options to an employee and a consultant to the Company. The options are exercisable at $0.50 per share. Those options vest as follows: 60,000 vested at the date of grant and 48,333 vest on each anniversary date until fully vested. The options are exercisable for a period of ten years. The options were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On March 31, 2022, the holders of 136,059 shares of our Series A Convertible Preferred Stock converted those shares, along with accrued dividends payable thereon, into an aggregate of 14,806,028 shares of our Common Stock. These conversions were completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On April 15, 2022, $320,000 in principal and $11,266 in accrued interest related to the 2021 Series Convertible Notes was converted into 331,265 shares of the Common Stock of the Company at $1 per share. These conversions were completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On May 31, 2022, we issued two convertible promissory notes to two accredited investors in the aggregate principal amount of $200,000 which accrue interest at a rate of 5.0% per annum. These notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

In each transaction in which we relied on Section 4(a)(2) of the Securities Act and/or Rule 506(b) promulgated thereunder, we did not engage in any general solicitation or advertising and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to accepting any subscription, making written disclosure regarding the restricted nature of the securities and placing a legend on the certificates representing the shares. In each case, the offerees were provided with a subscription agreement detailing the restrictions on transfer of the shares and eliciting their investment intent. Further, stop transfer restrictions were placed with our transfer agent and a restrictive legend was placed on the certificate in connection with these offerings. In addition, sales in the transactions exempt under Rule 506(b) were made exclusively to what the Company reasonably believed were accredited investors as defined in Rule 501 of the Securities Act. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in the above transactions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Report. This discussion and analysis and other parts of this Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth in the section titled “Item 1A. Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID, and expect to commence those trials sometime in 2023 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including providing research services and through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our capital expenses.

For additional details regarding our business, see the discussion under “Business” in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 7 of this Report.

Components of Operating Results

Revenue

We generate revenue primarily from our proprietary products and technologies, including through supplying AlloRx Stem Cells, CAFs, native fibroblasts and other stem cell products and technologies developed by us. We also generate consulting revenue from our JOA with European Wellness. In addition, our acquisitions of InfiniVive MD and Fitore provide us revenue through sales of topical cosmetic conditioned media and exosomes serums through InfiniVive MD and sales of dietary supplements, nutraceuticals and health products through Fitore. For a discussion of certain risk relating to the manufacture of dietary supplements, nutraceuticals and other health products, see “Item 1A. Risk Factors— Risks Related to the Dietary and Nutritional Supplements Industry and Fitore Products.”

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses consist of salaries and other related costs, legal fees relating to corporate matters, other professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses.

We expect that our SG&A expenses will increase in the future as we increase our headcount to support increased research and development activities relating to our clinical programs. We also expect to incur increased SG&A expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with stock exchange and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Research and Development Expenses

All our research and development expenses to date have been incurred in connection with the discovery and development of our research products and product candidates. We expect our research and development expenses to increase significantly for the foreseeable future when we enter clinical trials and advance an increased number of our product candidates through pre-clinical and clinical development, including the conduct of our planned clinical trials.

Research and development expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, laboratory supplies, costs to acquire and license technologies aligned with our goal of translating engineered cells to medicines, facility and other allocated expenses, including rent, depreciation, and allocated overhead costs, and other research and development expenses. Where appropriate, we will allocate our third-party research and development expenses on a program-by-program basis.

The successful development of product candidates is highly uncertain and subject to numerous risks and uncertainties. For a discussion of certain risks related to the development of product candidates and costs of clinical trials, see “Item 1A. Risk Factors” herein.

Accordingly, at this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates and to obtain regulatory approval for one or more of these product candidates.

Other Income and Expenses

Other income/expense consisted of interest expense on our outstanding debt.

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of October 31, 2022 of $22.7 million. We incurred net losses of $6.9 million and $4.5 million and used cash in operating activities of $2.2 million and $1.0 million for the years ended October 31, 2022 and 2021, respectively. We had limited working capital as of October 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

We have commenced the execution of our long-range business plan and efforts to generate additional revenue; however, our current cash position may not be sufficient to support our daily operations for the next 12 months. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate additional revenue and our ability to raise additional funds through debt or equity financings.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the year ended October 31, 2022 compared to the year ended October 31, 2021

The following discussion analyzes our operating results for the fiscal year ended October 31, 2022, which we refer to as “Fiscal 2022,” and compares those results to results for the fiscal year ended October 31, 2021, which we refer to as “Fiscal 2021. The discussion below also analyzes our liquidity and capital resources as of October 31, 2022 and material changes in those resources since the end of Fiscal 2021. We suggest that you read the following information in conjunction with our audited consolidated financial statements for the two years ended October 31, 2022 contained elsewhere in this Report.

Comparison of the Years Ended October 31, 2022 and 2021

The following table summarizes our operating results for Fiscal 2022 and 2021:

	Year Ended October 31,
	2022	2021

Product sales	$2,662,793	$896,324
Product sales, related parties	30,500	362,800
Consulting revenue	600,000	51,822
Total revenue	3,293,293	1,310,946
Less: Cost of goods sold	(586,884)	(351,307)
Gross profit	2,706,409	959,639
General and administrative expenses	(7,602,945)	(4,957,908)
Research and development	(155,630)	(118,479)
Impairment expense	(914,091)	-
Interest expense	(198,450)	(404,915)
Loss on conversion of senior secured note payable	(695,342)	-
Net Loss	$(6,860,049)	$(4,521,663)
Deemed dividend on convertible preferred stock	(793,175)	(110,938)
Cumulative convertible preferred stock dividend requirement	(111,333)	(124,980)
Net Loss to Common Stockholders	$(7,764,557)	$(4,757,581)

Net Loss

We recorded a net loss of $6,860,049 in Fiscal 2022, an increase of $2,338,386 from Fiscal 2021, or 52%. The increased loss in Fiscal 2022 was due to the significant increases in general and administrative expenses in Fiscal 2022, as discussed further below. However, the impairment expense arising from the write-off of a portion of the goodwill recorded in connection with our investment in Fitore and the loss on conversion of senior secured notes payable during Fiscal 2022 were more than offset by a 151% increase in our total revenue during Fiscal 2022. Interest expense also decreased in Fiscal 2022 due to the conversion during Fiscal 2021 of convertible notes payable. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Net Loss to Common Stockholders

In connection with the sale of the Series A Convertible Preferred Stock in Fiscal 2020 and 2021, we determined that there was an embedded conversion feature associated with the value of the beneficial conversion feature. The initial embedded conversion feature was initially determined to be $930,577. For the year ended October 31, 2022, the accretion of this embedded conversion feature was $793,175 and has been recorded as a deemed dividend. Including the deemed dividend on the Series A Convertible Preferred Stock for the year ended October 31, 2022 and the cumulative dividend on that Preferred Stock, the net loss to common stockholders was $7,764,557, or $0.07 per share.

Product Sales

Total revenue in Fiscal 2022 increased by $1,982,347, or 151%, from Fiscal 2021. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During Fiscal 2022 and Fiscal 2021, research and development product sales were $1,072,312 and $857,648, respectively, an increase in Fiscal 2022 of $214,664 or 25%. The increase was primarily attributable to hiring a full-time marketer of these products on October 4, 2021. Sales of AlloRx Stem Cells to foreign third-party clinics for the year ended October 31, 2022 and October 31, 2021 were $1,174,456 and $180,856 respectively, an increase of $993,600 or 549%. These increases were due to an increase in pricing, greater research interest and acceptance of our products. In addition to the foregoing, the lingering effects of the COVID pandemic adversely affected sales in Fiscal 2021.

For Fiscal 2022 and Fiscal 2021, InfiniVive MD revenue amounted to $236,788 and $139,070, respectively. Fiscal 2021 revenues were lower than Fiscal 2022 because sales were only recorded for three months in Fiscal 2021 since the acquisition of InfiniVive MD was completed effective August 2021. For Fiscal 2022 and Fiscal 2021, Fitore product revenue amounted to $209,737 and $81,550, respectively. Fiscal 2021 revenues were lower than Fiscal 2022 for the same reason as InfiniVive MD.

We expect AlloRx Stem Cell sales internationally to increase significantly over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients. We terminated the chief executive officer and all other employees of Fitore in June 2022; consequently, we expect that sales of Fitore products in the future will be limited.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales decreased during Fiscal 2022 by $332,300, or 92%, compared to Fiscal 2021.

Consulting Revenue

During Fiscal 2022, our consulting revenue was derived from our contract with European Wellness under which we have agreed to assist in the discovery, development and commercialization of biological products related to regenerative medicine. During Fiscal 2022, we recognized $600,000 in revenue as we completed two milestones under the contract. We developed and deployed a quality management system for that entity and delivered a manual for the aforementioned system in order to position European Wellness for FDA authorization as a U.S.-based cGMP manufacturer for products being studied for potential IND authorization. In addition to the revenue that was recognized, we recorded deferred revenue of $650,000 related to those services. That deferred revenue will be recognized if and when related milestones under the contract are achieved. See Notes to our Consolidated Financial Statements for additional information on the future milestones that may allow us to recognize that deferred revenue.

There was no revenue recognized for this agreement during Fiscal 2021 and $500,000 in revenue was deferred. During Fiscal 2021, the Company recognized $51,822 in consulting revenue from Fitore, unrelated to the European Wellness agreement. No Fitore consulting revenue was recorded during Fiscal 2022.

Cost of Goods Sold

Our cost of goods sold during Fiscal 2022 totaled $586,884 compared to $351,307 during Fiscal 2021, an increase of $235,577 or 67%, resulting in gross profit of $2,706,409 and $959,639 for Fiscal 2022 and 2021, respectively. The gross profit percentages for Fiscal 2022 and Fiscal 2021 were 82% and 73%, respectively. The increase in gross profit in Fiscal 2022 was primarily attributable to $600,000 in consulting revenue recognized in Fiscal 2022, with $51,822 in similar revenue recorded in Fiscal 2021. Also contributing to the increase in gross profit was an increase in revenue, as discussed above under “-Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses increased from $4,957,908 in Fiscal 2021 to $7,602,945 in Fiscal 2022. This increase of $2,645,037 was due to an increase in share-based compensation of $156,980 (a non-cash expense), an increase of $122,945 in amortization expense (non-cash), an increase in salary and benefits expense of $1,195,591 as we hired additional executive officers and staff to pursue our business plan, an increase in legal fees of $551,961, an increase in professional and stockholder relations fees of $218,622 related to financial statement audits and other corporate purposes, a $86,026 increase in sales and marketing expenses related to one of the subsidiaries, a $118,017 increase in European Wellness project costs and an increase in insurance costs of $139,425 for directors and officers liability coverage.

Research and Development

Research and development expenses for Fiscal 2022 and Fiscal 2021 were $155,630 and $118,479, respectively. The increase of $37,151 in Fiscal 2022 was attributable to additional efforts to identify possible additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future clinical trials which have been authorized by the FDA. We spent $139,122 and $41,768 with third party research laboratories in Fiscal 2022 and Fiscal 2021, respectively, which laboratories perform rigorous testing, screening, and monitoring on our product candidate to verify the absence of viral infections and $16,508 and $76,711, respectively, in the implementation of a data capture platform.

Impairment Expense

During the third fiscal quarter of 2022, we recorded an impairment expense of $914,091 related to the carrying value of the goodwill associated with the acquisition of Fitore on August 1, 2021. The evaluation of the goodwill as of July 31, 2022 was performed following the termination of the chief executive officer and all other employees of Fitore. While the termination of the chief executive officer and employees of Fitore did not constitute the discontinuation of Fitore’s operations, it was considered by management to be a material change in circumstance so as to warrant an evaluation of the goodwill.

Interest Expense

Interest expense for Fiscal 2022 was $198,450, a decrease of $206,465 from the interest expense for Fiscal 2021 of $404,915. This decrease in interest expense is related to conversion of debt instruments to equity. During late Fiscal 2021, we were able to convert approximately $0.9 million in debt into common stock and in February 2022, we converted $3.0 million in debt into common stock. The interest expense related to the remaining debt on our balance sheet of approximately $2.7 million is expected to be all non-cash interest expense.

Loss on Conversion of Senior Secured Note Payable

During Fiscal 2022, we incurred a one-time loss of $695,342 due to the early conversion of the Senior Convertible Note Payable. Interest of $695,342 from the date of the note conversion to the note’s stated maturity date was converted to equity and was recorded as a loss on conversion of the note. The remaining principal amount and accrued interest on the note itself were converted to common stock at the same conversion rate.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses as we advance the preclinical and clinical development of our programs. We expect that our sales, research and development, and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future programs and product candidates, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations for the next twelve months and beyond, which we hope to obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

Historically, we have relied on sales of our equity securities, borrowings from independent third parties and advances and/or borrowings from related parties to address our working capital needs, and that was true in Fiscal 2021. In Fiscal 2022, our need for additional capital became more acute, as we accelerated the pace of the execution of our business plan, began reporting under rules of the SEC and prepared for a public offering of our securities.

We currently have no credit facility or other committed sources of capital. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

In order to meet our operational goals, we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, the ownership interest of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Working Capital

As of October 31, 2022, we had working capital of $0.4 million, comprised of current assets of $2.9 million and current liabilities of $2.5 million. The working capital at year-end Fiscal 2022 decreased $2.8 million from year-end Fiscal 2021. Current liabilities, consisting primarily of deferred revenue, accrued liabilities, lease obligations and a line of credit, increased by approximately $1.1 million as of October 31, 2022, compared to October 31, 2021. Cash was reduced from $3.6 million as of October 31, 2021 to $0.7 million at October 31, 2022 as cash was used during Fiscal 2022 for operations and preparation for a proposed public offering of our securities.

As a result of our limited working capital position as of October 31, 2022, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

●	advancing the clinical development of AlloRx Stem Cell therapy for the treatment of several indications;

●	pursuing the preclinical and clinical development of other current and future research programs and product candidates;

●	in-license or acquire the rights to other products, product candidates or technologies;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional personnel in research, manufacturing and regulatory and clinical development as well as management personnel;

●	seek regulatory approval for any product candidates that successfully complete clinical development;

●	expand our manufacturing capabilities;

●	expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company; and

●	pay our other administrative expenses.

As reported in a Form 8-K filed on January 17, 2023, our working capital increased slightly subsequent to the end of the fiscal year. On January 6, 2023, we sold an aggregate of $405,000 of 8% convertible promissory notes and common stock purchase warrants for aggregate proceeds of $405,000. The convertible notes are payable solely in shares of our common stock, mature five years from the date of issuance, and are immediately due in connection with a change in control or completion of a “Qualified Financing,” as defined in the purchase and sale agreement. Please see the Notes to our consolidated financial statements contained in this report for additional information on the terms and conditions of the convertible notes and warrants. We expect to use the proceeds from the sale of the securities for working capital and general corporate purposes.

We have filed a registration statement on Form S-1 with the SEC to register our securities for sale in a proposed underwritten public offering. If that offering is successful, we intend to use the proceeds to initiate and conduct one or more clinical trials of our AlloRx Stem Cell therapy, for preclinical activities for other possible treatments with AlloRx, and for working capital and other general corporate purposes. If we are successful in completing a public offering of our securities, including our common stock, and obtaining a market for that stock, we may realize additional capital through the exercise of outstanding common stock purchase warrants. However, that will depend on the warrants being “in the money,” in addition to having a market for our stock. We may also endeavor to raise additional capital through the sale of equity or debt in one or more non-public offerings. We do not anticipate commencing any clinical trials of our AlloRx Stem Cell therapy pending receipt of substantial additional capital, estimated to be $4 million to $6 million to commence our contemplated Phase 1/2a clinical trials for PTHS and Long COVID, depending on whether we commence one or both trials.

Our working capital needs beyond the next 12 months include ongoing general and administrative expenses and research and development expenses, the latter of which are expected to increase if and when we commence one or more of our planned clinical trials. Our long-term capital requirements also include the cost of building a planned new cGMP biomanufacturing facility in 2024, which is estimated to cost approximately $1.0 to $3.0 million depending on the amount of anticipated production increase, available capital and manufacturing demands at that time.

Cash Flows

The following table summarizes our cash flows for Fiscal 2022 and 2021:

	Year Ended October 31,
	2022	2021

Net Cash Used in Operating Activities	$(2,216,620)	$(998,187)
Net Cash Provided by (Used in) Investing Activities	(310,113)	337,014
Net Cash provided by (Used in) Financing Activities	(1,108,712)	4,740,944
Beginning Cash Balance	4,376,983	297,212
Ending Cash Balance	$741,538	$4,376,983

Operating Activities

Net cash used in operating activities during Fiscal 2022 was $2,216,620, compared to $998,187 during Fiscal 2021, representing an increase in use of $1,218,433. This increase is primarily attributable to the increased net loss during Fiscal 2022, partially offset by non-cash adjustments used to reconcile the net loss, such as $2,197,597 in stock-based compensation, an impairment expense, the loss on conversion of the Senior Secured Note Payable and changes in the operating assets and liabilities, including $150,000 in deferred revenue.

Investing Activities

Cash used by investing activities during Fiscal 2022 was $310,113 compared to cash provided by investing activities during Fiscal 2021 of $337,014, representing an increase in cash used of $647,127. This change is primarily attributable to cash acquired through the acquisitions of Fitore and InfiniVive MD in August of 2021 of approximately $370,000, creating positive cash flow from investing activities in Fiscal 2021. During Fiscal 2022 and Fiscal 2021, we invested approximately $310,000 and $25,000, respectively, in the acquisition of property and equipment.

Financing Activities

Cash used in financing activities during Fiscal 2022 was $1,108,712, while cash provided by financing activities during Fiscal 2021 was $4,740,944. During Fiscal 2022, we issued $200,000 in convertible notes payable, made capital lease principal payments of $75,698, paid off a revolving loan of $58,596 and paid $1,174,418 in deferred offering costs related to the proposed public offering. During Fiscal 2021, we raised approximately $4.8 million from the sale of Series A Units and a Convertible Promissory Note, resulting in a substantial increase in cash generated from financing activities in that year and made capital lease principal payments of $48,626.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We have determined that we have no critical accounting estimates material to our consolidated financial position, results of operations or cash flow related to our consolidated financial statements included in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm required by this item are included in this Report on pages F-1 through F-29 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation on Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As previously disclosed, following the fiscal year ended October 31, 2022, management identified a material weakness in our internal controls with respect to revenue recognition in the third quarter of fiscal 2022. Specifically, we improperly recognized revenue in accordance with the terms of a Joint Operating Agreement that was entered into in August 2021. Following a review of our revenue recognition policy and in discussion with our consultants, we concluded that the milestones for recognition of $200,000 of revenue and the related general and administrative expenses under that agreement were not met, that revenue had been improperly recognized, and that such revenue and the related expenses should have been deferred. This weakness resulted in the restatement of our financial statements for the three and nine months ended July 31, 2022 included in the Form 10. For additional information, see “Item 1A. Risk Factors” herein.

Subsequent to the fourth quarter of fiscal 2022, management has taken steps to remediate the weakness discovered during that quarter.

Management’s report on internal control over financial reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, see the discussion above under Evaluation of Disclosure Controls and Procedures for a description of changes in our internal control over financial reporting initiated subsequent to the quarter ended October 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors, and Significant Employees

The following table sets forth information regarding our executive officers, directors, and significant employees as of January 23, 2023:

Name	Age	Positions with the Company
Christopher Furman	53	Chief Executive Officer, Director
Nathan Haas	25	Chief Financial Officer
James R. Musick	75	Chief Science Officer, Director
Caroline Mosessian	58	Chief Regulatory Officer, Director
Tiana States	33	Chief Manufacturing Officer
John Packs	67	Chair of the Board

Each of our directors is serving a term which expires at the next annual meeting of stockholders and until his or her successor is elected and qualifies or until such individual resigns or is removed. The officers serve at the will of the Board of Directors. There are no arrangements or understandings with major stockholders, customers, suppliers or others pursuant to which any of our executive management or our directors were selected.

Executive Officers and Directors

Christopher M. Furman

Mr. Furman was appointed as our Chief Executive Officer and a member of the Board on July 6, 2022. From December 2021 until joining our company, Mr. Furman was Managing Director at Virtus Investment Partners. He previously founded and served as a Managing Partner at Forum Capital Advisors, LLC, an asset management firm, from March 2018 until January 2021 and as Managing Director at ArrowMark Partners, an asset management firm, from September 2016 to March 2018. Prior to that, he served as the Managing Director at Janus Capital Group Inc., a publicly traded investment management company. Mr. Furman holds a Bachelor of Arts in Political Science from the University of Pittsburgh.

We believe Mr. Furman is qualified to serve as a member of our Board of Directors because of his leadership experience in various executive roles, particularly his experience in publicly traded companies and capital markets.

Nathan Haas

Mr. Haas has served as our Chief Financial Officer since October 1, 2021 and previously served as our Vice President of Finance from August 1, 2021. From August 2020, Mr. Haas co-founded and served as the Chief Financial Officer of Fitore, and from October 2020 he also served as the Chief Financial Officer of Infinivive MD, until both companies were acquired by us on August 1, 2021. Prior to that, Mr. Haas held positions at Brightedge as an associate from February 2020 to March 2020, where he was responsible for conducting analysis to identify revenue growth opportunities, at Bank of New York Mellon as a Global Client Management Analyst from May 2019 to September 2019, where he provided enterprise-wide relationship management, and at TandaPay, a crypto insurance platform, as a Managing Director from January 2019 to May 2019, where he was responsible for implementing a go-to market strategy of the first fully peer-to-peer insurance platform built on the Ethereum blockchain. Earlier in his career, Mr. Haas was a member of the development and transactions team at UDR, Inc., a multi-family REIT, as a Development Analyst from May 2018 to September 2018 and served as a Financial Representative at Northwestern Mutual, a financial planning firm, from May 2017 to May 2018. Mr. Haas holds a Bachelor of Arts from Miami University.

James R. Musick, Ph.D

Dr. Musick, one of our founders, currently serves as our Chief Science Officer, a position he has held since April 2018, and as our CLIA Laboratory Director, a position he has held since April 2021. Dr. Musick has also served as a member of our Board of Directors since September 1989. Over the past three decades, Dr. Musick has held various executive positions with the Company, including Chair of the Board from March 2005 to November 2020, President and Chief Executive Officer from August 1999 to November 2020, and Chief Financial Officer from September 1999 to April 2018. Dr. Musick began his career at our Company as a Production Supervisor from April 1988 to May 1992 and occupied roles of increasing responsibility thereafter, including Chief Operating Officer. Dr. Musick holds a Bachelor of Arts and a Doctor of Philosophy in Biological Sciences from Northwestern University. In addition, Dr. Musick completed a program on Managing New Product Development at Northwestern University’s Kellogg School of Management.

We believe that Dr. Musick is qualified to serve as a member of our Board of Directors because of his extensive experience in various leadership roles and in the development of biopharmaceutical products at our Company, as well as the continuity that he brings to our Board of Directors as one of our founders.

Caroline Mosessian, PhD., DRSc.

Dr. Mosessian has served as our Chief Regulatory Officer since October 2021 and as a member of our Board of Directors since February 2021, including serving as Chair of our Board of Directors from May 2022 until January 19, 2023. She currently devotes approximately 85% of her working time on company affairs. She previously served as our Director of Regulatory Affairs from January 2021 until October 2021. Dr. Mosessian also currently serves as an adjunct Clinical Associate Professor at the University of Southern California, a position she has held since August 2000. She also currently sits on the IRB of Common Spirit Health, a nonprofit health system, and provides clinical, research and ethical advice on numerous clinical trial research projects. Dr. Mosessian also currently serves as the Principal/Founder of Innovative Strategies & Solutions, Inc., a management consulting firm in life sciences and healthcare industries, a position she has held since January 2015. Dr. Mosessian holds a Master of Science and a Doctor of Philosophy in Regulatory & Quality Management Systems as well as a Master of Science and a Doctor of Philosophy in Healthcare Management and Health Economics, all from the University of Southern California.

We believe Dr. Mosessian is qualified to serve on our Board of Directors because of her expansive knowledge in regulatory science and strategies in quality management and her vast experience with domestic and international regulatory bodies, including the FDA, EMA, and Health Canada, providing human research protection and clinical trial design for drug discovery and developments.

John Packs

Mr. Packs was appointed as the Chair of our Board on January 19, 2023 and has served as a member of the Board since August 2022. Mr. Packs retired from American International Group (AIG) in July 2021, where he was employed beginning in August 2001. While at AIG, Mr. Packs served in various capacities including Senior Investment Officer-VALIC Funds at AIG Retirement Services from 2001 to July 2021, where he oversaw $32 billion in assets, and Senior Vice President-Product and Research at SunAmerica Asset Management from September 2009 to July 2021. Prior to that, Mr. Packs served as Senior Vice President-Investment Research at American General Financial Group from March 2000 until its acquisition by AIG in 2001. Prior to that Mr. Packs was a principal at Cypress Holding Company, an asset management company and a consultant at Allmerica Financial. Previously he was co-founder of College America Corporation, focused on college savings and educational tools. Mr. Packs served as a legislative aide specializing in foreign and defense policy in the U.S. Senate from May 1979- December 1984. Mr. Packs holds a Bachelor of Arts in economics from Tufts University and an MBA from Columbia University.

We believe that Mr. Pack’s previous experience as a fiduciary, including work in legal and regulatory affairs, and his work with various regulatory agencies, makes him qualified to serve as a director of our Company.

Significant Employees

Tiana States

Ms. States has served as our Chief Manufacturing Officer since December 2020. She has served in various capacities at the Company since December 2013. From April 2018 until December 2020, she served as our Chief Operating Officer. During her role as COO, Ms. States helped create and validate research and development products, development of nutraceuticals to support stem cell health, and move into a quality management system certified by ISO 9001:2015 and ISO 13485:2016. She established operations into cGMP compliance and diagnostics to CLIA certified. From August 2011 to May 2012, she performed academic cancer research at Colorado State University and governmental genetic research from USDA-ARS to help achieve overall high-quality regulations. Ms. States is an inventor and has contributed to six patent pending technologies assigned to our company. She is in the process of expanding current technologies and developing multiple other technologies for our company.

Family Relationships

There are no family relationships among any of our current executive officers or directors.

Executive Committee

We currently have one standing committee of the Board of Directors, the executive committee. Our executive committee, comprised of Christopher Furman, Caroline Mosessian and James Musick, supports our Board of Directors in the performance of its duties and responsibilities between its regularly scheduled meetings. Subject to such limitations as the Board of Directors or applicable law may from time to time impose, the executive committee has and may exercise all powers and authority of the Board, except that the executive committee does not have power or authority to, among other things:

●	amend the Company’s articles of incorporation or bylaws;

●	fill vacancies on the Board of Directors;

●	adopt an agreement or plan of merger or consolidation;

●	declare a dividend; or

●	authorize the issuance of stock.

Audit Committee Financial Expert

Our Board of Directors does not currently maintain an audit committee. Nor does our Board have an “audit committee financial expert,” as defined by SEC rule. Due to difficulty in attracting independent directors to our Board with our present capitalization, we do not deem it feasible to have an audit committee financial expert at this time.

Our Board of Directors expects to appoint additional independent directors in connection with our anticipated future public offering and anticipated listing on a national securities exchange and at that time, create an audit committee and identify and appoint independent directors to such committee, including an audit committee financial expert.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee (or if no committee performs that function, the Board of Directors) of any other entity that has an executive officer serving as a member of our Board of Directors.

Code of Ethics

Our Board has adopted a Code of Conduct and Ethics which is applicable to all of the Company’s directors and officers, including our principal executive officer and principal financial officer.

A copy of the Company’s Code of Conduct Ethics may be obtained free of charge by making the request to the Company in writing or on the Company’s website at https://www.vitrobiopharma.com/pages/corporate-governance.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers (NEOs) who are named in the subsection titled “—Summary Compensation Table.” In fiscal year 2022, our NEOs and their positions were as follows:

●	Christopher Furman, Chief Executive Officer;

●	Nathan Haas, Chief Financial Officer;

●	Caroline Mosessian, Chief Regulatory Officer; and

●	Jack Zamora, former Chief Executive Officer.

Christopher Furman began serving as our Chief Executive Officer on July 6, 2022. Dr. Zamora ceased serving as our Chief Executive Officer on May 4, 2022.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to or earned by our NEOs during the two fiscal years ended October 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)		Option Awards ($) (2),(3)	Non- Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Christopher Furman(4)	2022	129,231	—		—		4,957,603	400,000	(5)	—		5,486,834
Chief Executive Officer	2021	—	—		—		—	—		—		—

Nathan Haas(6)	2022	177,356	175,000	(5)	—		—	—		—		352,356
Chief Financial Officer	2021	37,500	23,250		—		282,595	—		—		343,345

Caroline Mosessian	2022	—	5,000	(5)	—		—	—		261,833	(7)	266,833
Chief Regulatory Officer	2021	—	5,000		—		384,896	—		87,500	(7)	477,396

Jack Zamora (8)	2022	204,674	—		—		—	—		—		204,674
Former Chief Executive Officer	2021	44,967	46,197		—	(9)	1,974,601	—		—		2,065,765

(1) Salary amounts represent actual amounts paid to or earned during the applicable year. See “— Narrative to the Summary Compensation Table—Annual Base Salary” below.

(2) The amounts shown represent the grant date fair values of option awards granted in 2022 and 2021 as computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718. See Note 8 to our consolidated financial statements included elsewhere in this Report under the caption “—Stock-Based Compensation” for a discussion of the assumptions used in the calculation of these amounts.

(3) Includes the grant date fair values of both vested and, if any, unvested options.

(4) Mr. Furman has served as our Chief Executive Officer since July 6, 2022.

(5) Includes a cash bonus determined for fiscal year 2022 performance, but to be paid in 2023.

(6) Mr. Haas has served as our Chief Financial Officer since October 1, 2021. Prior to that, he served as our Vice President of Finance from August 1, 2021. The amounts included in the summary compensation table include compensation Mr. Haas received in both roles.

(7) Includes consulting fees paid to or earned by Dr. Mosessian, through her consulting firm, Innovative Strategies & Solutions, Inc., for her services to the Company during the applicable year.

(8) Dr. Zamora served as our Chief Executive Officer until May 4, 2022.

(9) Excludes 23,000,000 shares issued to Dr. Zamora in connection with the acquisition of InfiniVive MD on August 1, 2021.

Narrative to Summary Compensation Table

2022 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Pursuant to the terms of Mr. Furman’s employment agreement dated July 6, 2022 (the “Furman Agreement”), Mr. Furman is paid an annual base salary of $400,000.

Pursuant to the terms of Mr. Haas’s employment agreement dated October 1, 2021 (the “Haas Agreement”), Mr. Haas is paid an annual base salary of $175,000.

Pursuant to the terms of Dr. Mosessian’s consulting agreement dated October 1, 2021 (the “Mosessian Agreement”), Dr. Mosessian, through her consulting firm, Innovative Strategies & Solutions Inc., is paid annual consulting fees of $249,996.

Pursuant to the terms of Dr. Zamora’s employment agreement dated December 1, 2020 (the “Zamora Agreement”), Dr. Zamora was paid an annual base salary based on two components: (i) quarterly Gross Revenues multiplied by five (5%) percent plus (ii) the quarterly average daily amount of cash on hand multiplied by five (5%) percent, subject to a $500,000 annual cap. “Gross Revenues” is defined to mean all revenue of any kind which accrues or is owed to the Company during each fiscal year and is derived from any source.

2022 Bonuses

Mr. Furman

The Furman Agreement provides that Mr. Furman may receive an annual performance bonus of up to 100% of his base salary upon the achievement of individual and/or Company performance objectives to be established each year by the Board and Mr. Furman. In the event individual or Company performance objectives are exceeded in any given year, Mr. Furman is also eligible to receive a discretionary stretch bonus. For the fiscal year ended October 31, 2022, the Company determined that he was entitled to a bonus of $400,000 based on the achievement of individual and Company objectives since he was appointed as Chief Executive Officer.

Mr. Haas

The Haas Agreement provides for an annual bonus pursuant to which Mr. Haas may receive a discretionary annual performance bonus of up to 100% of his base salary, as well as a stretch bonus on account of extraordinary success in capital formation, merger and acquisition activities and/or furthering the Company’s other business objectives, as determined by the Company’s Chief Executive Officer and the Compensation Committee (the “Haas Annual Bonus”). For the fiscal year ended October 31, 2022, the Company determined that Mr. Haas was entitled to a bonus of $175,000.

Dr. Mosessian

For the fiscal year ended October 31, 2022, the Board determined that Dr. Mosessian was entitled to a discretionary cash bonus of $5,000.

Equity Compensation

We have granted stock options to our employees, including our named executive officers, in order to attract and retain them, as well as to align their interests with the interests of our stockholders. Below is a summary of the stock options granted to our named executive officers during fiscal years 2021 and 2022.

Mr. Furman

On July 6, 2022, we granted 5,000,000 stock options to Mr. Furman, with an exercise price of $0.50 per share, in connection with his appointment as Chief Executive Officer of the Company. These options became immediately exercisable as to 1,000,000 shares and the remainder will vest in four equal annual installments, with accelerated vesting in the event of a change of control. The options are exercisable for 10 years from the grant date.

Mr. Haas

On August 1, 2021, we granted 1,000,000 stock options to Mr. Haas in connection with his employment agreement to serve as Vice President of Finance of the Company. The options are exercisable at $0.50 per share, vest 20% on each anniversary of the date of grant and are exercisable for 10 years.

On October 1, 2021, we granted an additional 500,000 stock options to Mr. Haas in connection with his appointment as the Chief Financial Officer. These options are exercisable at $0.50 per share, vest 20% on each anniversary of the date of grant and are exercisable for 10 years.

Dr. Mosessian

On February 1, 2021, we granted 500,000 stock options to Dr. Mosessian in connection with her consulting agreement to serve as Director of Regulatory Affairs of the Company. The options are exercisable at $0.50 per share, vest 20% on December 31st of each year, beginning on December 31, 2021, and are exercisable for a period of 10 years.

On October 1, 2021, we granted 1,000,000 stock options to Dr. Mosessian in connection with her appointment as Chief Regulatory Officer of the Company. These options became immediately exercisable as to 500,000 shares and vest as to 125,000 shares on each of October 1, 2022 and October 1, 2023 and 250,000 shares on October 1, 2024. The options are exercisable at $0.50 per share and are exercisable for a period of 10 years.

No options were exercised by any of our named executive officers during the fiscal years ended October 31, 2021 or 2022.

Other Elements of Compensation

Employee Benefits and Perquisites

Health and Welfare Plans and Perquisites. All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our named executive officers.

No Tax Gross-Ups

Other than a gross-up payment with respect to any parachute payments, as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), paid to each of Mr. Haas, and Drs. Zamora and Musick pursuant to Section 4999 of the Code, we do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Equity Incentive Plan

We have adopted the 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable us to obtain and retain services of these individuals, which is essential to our long-term success. For additional information about the 2022 Plan, please see the section titled “Equity Incentive Plans” below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the number of shares of common stock underlying outstanding equity incentive awards for each NEO as of October 31, 2022:

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#))	Market Value of Shares or Units not yet Vested ($)
Christopher Furman	07/06/2022	(1)	1,000,000	4,000,000	0.50	07/06/2032	—	—
Nathan Haas	08/01/2021	(2)	200,000	800,000	0.50	08/01/2031	—	—
	10/01/2021	(2)	100,000	400,000	0.50	10/01/2031	—	—
Caroline Mosessian	02/01/2021	(3)	100,000	400,000	0.50	02/01/2031	—	—
	10/01/2021	(4)	625,000	375,000	0.50	10/01/2031	—	—
Jack Zamora	04/09/2020		666,000	—	0.29	04/09/2030	—	—
	12/01/2020		1,000,000	—	0.50	12/01/2030	—	—

(1) On the date of grant, 20% of the options vested immediately, and the remaining options vest ratably over four years on each annual anniversary of the grant date.

(2) These options vest ratably over five years on each annual anniversary of the grant date.

(3) These options vest ratably over five years on December 31st of each year, beginning with December 31, 2021.

(4) On the date of grant, 50% of the options vested immediately, and the remaining options vested or will vest on each annual anniversary of the grant date as follows: (i) 125,000 shares on October 1, 2022, (ii) 125,000 shares on October 1, 2023 and (iii) 250,000 shares on October 1, 2024.

Executive Compensation Arrangements

Below is a description of the material terms of each employment contract, agreement, plan or arrangement that provides for the employment of and payments to our NEOs and other executive officers (including such payments to be made at, following or in connection with the resignation, retirement or other termination of such officer, or following a change in control).

Christopher Furman

We entered into the Furman Agreement effective July 6, 2022. Pursuant to the Furman Agreement, Mr. Furman is entitled to a base salary of $400,000 per year. He will also be eligible to receive an annual bonus based on his performance as evaluated by our Board based on objective factors to be established by the parties, with the target for such bonus being established at 100% of his base salary but which bonus may exceed such target. In addition, as provided in the Furman Agreement, we have awarded Mr. Furman an option to purchase up to 5,000,000 shares of our common stock, of which 1,000,000 vested upon the date of grant and the remainder will vest in four equal annual installments over a four-year period beginning on the first-year anniversary of the date of grant so long as he remains employed by or otherwise continues providing services to our Company. The exercise price for each share of common stock underlying the option is $0.50 per share.

Under the terms of the Furman Agreement, Mr. Furman’s employment may be terminated at any time. If he is terminated with “Cause”, as defined in the Furman Agreement and summarized below, we would be obligated to pay him his accrued salary and accrued and unused vacation and reimbursable expenses and continue his benefits to the date of termination. If he is terminated without Cause or resigns with “Good Reason”, as defined in the Furman Agreement and summarized below, we would be obligated to pay him the sum of (A) one year’s base salary at the then-applicable rate plus (B) an amount equal to the average of his annual bonus, if any, for the two years immediately preceding the date of termination plus (C) any stretch bonus determined by the Board to be earned by Mr. Furman prior to his termination (collectively, the “Severance Amount”). The Severance Amount would be payable in a lump sum. For purposes of the Furman Agreement, “Cause” shall mean (1) a material breach by CEO of the agreement; (2) failure by CEO to perform in any manner CEO’s material duties under the agreement after being given notice of such failure, along with an explanation of such failure of performance; (3) conviction of CEO of a felony, crime of moral turpitude, or another crime that has had an adverse, negative impact on our Company’s reputation or business (or a plea of guilty or nolo contendere thereto); (4) CEO securing any personal monetary profit not fully disclosed to and approved by the Board in connection with any transaction CEO entered into on behalf of our Company; (5) gross negligence, willful misconduct, or conduct which constitutes a breach of any fiduciary duty or duty of loyalty owed to our Company by CEO; or (6) material violation of any lawful Company policy, procedure, rule, regulation or Company directive. A resignation shall be deemed to be for “Good Reason” if (1) Mr. Furman’s title, authority, position, duties or responsibilities are materially diminished; (2) his base salary or annual bonus opportunity is materially diminished (other than a reduction of his base salary as part of a salary reduction plan applicable to all executive officers in a similar manner); (3) we change in any material way the geographic location at which Mr. Furman must perform services or reside; or (4) we commit a material breach of the Agreement.

Finally, the Furman Agreement contains a non-compete arrangement pursuant to which Mr. Furman has agreed not to compete with us anywhere in the United States for a period of 12-months following termination of his employment for any reason.

Nathan Haas

We entered into the Haas Agreement on October 1, 2021 for a five (5) year term which expires October 1, 2026 and will automatically be extended for one (1) year terms thereafter, unless otherwise terminated or not renewed pursuant to the terms of the Haas Agreement.

The Haas Agreement provides for an annual bonus pursuant to which Mr. Haas may receive the Haas Annual Bonus. In connection with the execution of the Haas Agreement, Mr. Haas was granted stock options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Haas Initial Options”). The Haas Initial Options vest ratably over five (5) years with the vesting period having commenced October 1, 2021. The Haas Initial Options shall be exercisable for a period of 10 years. The Haas Initial Options will vest immediately upon a Change of Control.

Mr. Haas may also receive a one-time discretionary bonus (the “One-Time Bonus”) as determined by the Chief Executive Officer and the Company’s Board of Directors upon the Company’s successful fundraising and/or mergers and acquisitions activities, or Mr. Haas’s contributions to the furtherance of the Company’s objectives.

If we terminate Mr. Haas’s employment with us without cause (as defined in the Haas Agreement) or Mr. Haas elects not to renew his then current term for good reason (as defined in the Haas Agreement), including a Change in Control, he will receive the following payments and benefits: (i) a payment in the amount of two (2) times his then-current annual base salary and any accrued vacation pursuant to the terms of the Haas Agreement; (ii) reimbursement any outstanding expenses owed at the end of the term of his employment (iii) an amount equal to two (2) times the average of the Haas Annual Bonus for the two (2) fiscal years preceding his termination, and (iv) the One-Time Bonus as determined by the Company’s Chief Executive Officer. In addition, any outstanding options granted to Mr. Haas will vest immediately and will be exercisable for the remaining term of such options.

Caroline Mosessian

We entered into the Mosessian Agreement, through her consulting firm, Innovative Strategies & Solutions, Inc., on October 1, 2021. The Mosessian Agreement terminates on October 1, 2024 (the “Termination Date”), unless earlier terminated.

The Mosessian Agreement provides for annual consulting fees of $249,996. In connection with the execution of the Mosessian Agreement, on October 1, 2021, Dr. Mosessian was granted stock options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, of which 500,000 vested immediately, 125,000 vest on the first anniversary, 125,000 vest on the second anniversary, and 250,000 vest on the 3rd anniversary of the grant date. These options are exercisable for a period of ten years.

Upon a Change of Control or any termination of the Mosessian Agreement prior to the Termination Date, Dr. Mosessian will be entitled to payment of her annual base compensation for the remainder of the term thereunder and all outstanding unvested options will vest immediately and will be exercisable for the remaining term of such options.

James Musick

We entered into an employment agreement with Dr. Musick on December 1, 2020 (the “Musick Agreement”) for a five (5) year term which expires December 1, 2025 and will automatically be extended for one (1) year terms thereafter, unless otherwise terminated or not renewed pursuant to the terms of the Musick Agreement.

The Musick Agreement provides for an annual bonus pursuant to which Dr. Musick may receive the Musick Annual Bonus. In connection with the execution of the Musick Agreement, Dr. Musick was granted stock options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Musick Initial Options”). The Musick Initial Options vest ratably over five (5) years with the vesting period having commenced December 1, 2020. The Musick Initial Options shall be exercisable for a period of 10 years. The Musick Initial Options will vest immediately upon a Change of Control.

Dr. Musick may also receive the One-Time Bonus as determined by the Chief Executive Officer and the Company’s Board of Directors on account of extraordinary success in furtherance of the Company’s business objectives.

If we terminate Dr. Musick’s employment with us without cause (as defined in the Musick Agreement) or Dr. Musick elects not to renew his then current term for good reason (as defined in the Musick Agreement), including a Change in Control, he will receive the following payments and benefits: (i) a payment in the amount of two (2) times his then-current annual base salary and any accrued vacation pursuant to the terms of the Musick Agreement; (ii) reimbursement any outstanding expenses owed at the end of the term of his employment (iii) an amount equal to two (2) times the average of the Musick Annual Bonus for the two (2) fiscal years preceding his termination, and (iv) the One-Time Bonus as determined by the Company’s Chief Executive Officer. In addition, any outstanding options granted to Dr. Musick will vest immediately and will be exercisable for the remaining term of such options.

Tiana States

We entered into an executive employment agreement with Tiana States on December 8, 2020 (the “States Agreement”) pursuant to which she serves as our Chief Manufacturing Officer. The States Agreement is for a five (5) year term which expires December 8, 2025 and will automatically be extended for one (1) year terms thereafter, unless otherwise terminated or not renewed pursuant to the terms of the States Agreement.

The States Agreement provides for an initial annual salary of $125,000, which has been increased to $200,000 by verbal agreement. The States Agreement also provides Ms. States the opportunity to receive an annual bonus up to 50% of her base salary, as determined by the Company’s Chief Executive Officer, as well as a stretch bonus as determined by the Chief Executive Officer and the Company’s Board of Directors on account of extraordinary success in furtherance of the Company’s business objectives.

In connection with the execution of the States Agreement, Ms. States was granted stock options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “States Initial Options”). The States Initial Options vest ratably over five (5) years with the vesting period having commenced December 8, 2020 and will vest immediately upon a Change of Control. The States Initial Options shall be exercisable for a period of 10 years.

If we terminate Ms. States’ employment with us without cause (as defined in the States Agreement) or Ms. States resigns for good reason (as defined in the States Agreement), including a Change of Control, she will receive the following payments and benefits: (i) a payment in the amount of two (2) times her then-current annual base salary and any accrued vacation; (ii) an amount equal to two (2) times the average of the Ms. States’ annual bonus for the two (2) fiscal years preceding her termination, and (iii) the stretch bonus, if any, as determined by the Company’s Chief Executive Officer. In addition, any outstanding options granted to Ms. States will vest immediately and will be exercisable for the remaining term of such options.

Jack Zamora

Dr. Zamora ceased serving as the Chief Executive Officer of the Company on May 4, 2022. Prior to the termination of Dr. Zamora’s employment without cause, we previously entered into the Zamora Agreement on December 1, 2020 for a five (5) year term which was to expire on December 1, 2025 (the “Initial Term”).

Under the Zamora Agreement, Dr. Zamora was paid an annual base salary based on two components: (i) quarterly Gross Revenues multiplied by five (5%) percent plus (ii) the quarterly average daily amount of cash on hand multiplied by five (5%) percent, subject to a $500,000 annual cap. “Gross Revenues” is defined to mean all revenue of any kind which accrues or is owed to the Company during each fiscal year and is derived from any source. The Zamora Agreement also provided for the Zamora Annual Bonus. In connection with the execution of the Zamora Agreement, Dr. Zamora was granted stock options to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Zamora Initial Options”). As mentioned above, only 1,000,000 of these options vested prior to the time that Dr. Zamora was removed as the Chief Executive Officer. Dr. Zamora was also entitled to receive a one-time bonus (the “Transaction Bonus”) if the Company consummated any of the following (each a “Transaction”):

●	sale or other disposition of the Company’s equity securities representing more than 50% of then outstanding voting securities to any person who is not an affiliate of the Company;

●	a merger, consolidation or other reorganization of the Company;

●	direct or indirect sale, transfer, conveyance or other disposition, in one or more related transactions, of all or substantially all of the properties or assets of the Company to any person who is not an affiliate of the Company; or

●	any other transaction, the intent of which may reasonably and equitably be construed to effect a substantially equivalent to any of the aforementioned.

The Transaction Bonus would be equal to (i) 2.5% of the value of the Transaction if the value is more than $500 million and up to $1.0 billion or (ii) 5.0% of the value of the Transaction if the value is more than $1.0 billion, provided that the Transaction is consummated during the Initial Term. A Transaction’s value shall equal the total proceeds and other consideration received by us and/or our stockholders, or total proceeds and other consideration paid by us, in each case, including cash, securities or notes, whether in lump sum or installments. The Transaction Bonus would be payable in either cash or securities of our company, or a combination thereof, depending on the nature of the Transaction. If the Transaction Bonus is paid in shares of our common stock, it will be valued at the 20-day VWAP as quoted on principal trading market of our common stock.

After the end of fiscal year 2022, in connection with the termination of Dr. Zamora’s employment, we entered into a mutual release and settlement agreement (the “Settlement Agreement”) with Dr. Zamora on November 20, 2022 (the “Effective Date”). Pursuant to the Settlement Agreement, the parties confirmed that Dr. Zamora’s termination was “without cause” and Dr. Zamora resigned as a director of the Company, effective on the Effective Date. As part of the Settlement Agreement, Dr. Zamora acknowledged that he had been paid all amounts owed to him by us under the Zamora Agreement and that his unvested options would be terminated.

Potential Payments and Benefits upon Termination or Change in Control

The Employment Agreements with each of Messrs. Furman and Haas and Dr. Mosessian provide for severance benefits as described above under “— Executive Compensation Arrangements.”

Director Compensation

Directors who also serves as employees of the Company do not receive additional compensation for their service as a director of the Company. The following table contains information concerning the compensation of our non-employee directors in 2022:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Packs	15,000	(1)	—	—	—	15,000

(1) Mr. Packs earned $15,000 in fees for his services during fiscal year 2022, although such amounts will not be paid until 2023.

Incentive Compensation Plans

The following summarizes the material terms of the 2022 Plan, which will be the long-term incentive compensation plans in which our directors and named executive officers are eligible to participate.

2022 Plan

Our Board adopted the 2022 Plan on February 7, 2022 and it was subsequently approved by a majority of our Common Stockholders on June 29, 2022. The 2022 Plan was amended by our Board in July 2022 to increase the number of shares reserved for issuance under the Plan from 4,000,000 shares to 9,000,000 shares of common stock (the “2022 Plan Amendment”). Pursuant to the terms of the 2022 Plan, stockholder approval of the 2022 Plan Amendment was not required. The principal purpose of the 2022 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The material terms of the 2022 Plan, as amended by the 2022 Plan Amendment, are summarized below:

Number of Shares. 9,000,000 shares of common stock have been reserved for issuance under the 2022 Plan, of which 3,650,000 shares of common stock remain available for issuance.

Duration of the 2022 Plan. The 2022 Plan will remain in effect until February 7, 2032, unless terminated earlier by the Board.

Administration. The 2022 Plan will be administered by the Board or a committee appointed by the Board. Generally, it is expected that the compensation committee will administer the 2022 Plan. The compensation committee is comprised entirely of independent directors. The compensation committee may delegate its authority under the 2022 Plan, subject to certain limitations.

Eligibility. Awards may be granted to employees of the Company, its subsidiaries and affiliates, directors of the Company, and consultants or advisers who provide bona fide services to the Company, its subsidiaries and affiliates, as an independent contractor and who qualifies as a consultant or advisor under Instruction A.1.(a)(1) of Form S-8 under the Securities Act. The compensation committee will decide who should receive awards and what kind of awards they should receive. The 2022 Plan does not limit the number of employees and affiliates who may receive awards.

Clawback. The Company may require employees to reimburse any previously paid compensation provided under the 2022 Plan or an award agreement in accordance with any recoupment policy that may be adopted in the future.

Types of Awards. The compensation committee may grant the following types of awards under the 2022 Plan: stock options (including non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, stock awards, restricted stock units, performance shares, performance units, cash-based awards and substitute awards. A maximum of 4,000,000 incentive stock options may be issued under the Plan.

Adjustments. In the event of material changes in the outstanding number of shares of common stock or in the capital structure of the Company by reason of a stock split, stock or extraordinary dividend, a reverse stock split, or an extraordinary corporate transaction, such as any recapitalization, merger, consolidation, combination, exchange of shares or the like, separation, including a spin-off, or other distribution of stock or property of the Company, any reorganization or any partial or complete liquidation of the Company, the compensation committee shall make an appropriate adjustment in the number and class of shares that are authorized under the 2022 Plan, and in the number, class of and/or price of shares subject to outstanding awards granted under the 2022 Plan, as may be determined to be equitable by the compensation committee, in its sole discretion, subject to certain limitations and requirements as set forth in the 2022 Plan, to prevent dilution or enlargement of rights.

Change in Control. Generally, in the event of a change in control of the Company, as defined in the 2022 Plan, unless otherwise specified in the award agreement, accelerated vesting for awards will only occur if: (i) the awards are not continued or assumed (e.g., the awards are not equitably converted or substituted for awards of a successor entity) in connection with the change in control; or (ii) the participant has a qualifying termination of his or her service relationship (as defined in the award agreement) within two years following the date of the change in control. Unless otherwise specified in the award agreement, in the event that the awards are not so continued or assumed in connection with the change in control or in the event of a qualifying termination of his or her service relationship within two years following the date of the change in control, then upon such change in control or such qualifying termination (as the case may be): (1) all outstanding options and stock appreciation rights will become immediately exercisable in full during their remaining term; (2) any restriction periods and restrictions imposed on non-performance based restricted stock awards will lapse; (3) all outstanding awards of performance-based restricted stock, performance units and performance shares will be paid out assuming achievement of all relevant target performance goals; (4) all restricted stock units will vest and be paid; and (5) all outstanding cash-based awards shall be accelerated as of the effective date of the change in control (and, in the case of performance-based cash-based awards, based on an assumed achievement of all relevant target performance goals), and be paid.

The compensation committee’s policies relating to vesting of awards in the event of a change in control are implemented in the award agreements approved by it from time to time.

Principles. The 2022 Plan contains several provisions intended to make sure that awards under the 2022 Plan comply with established principles of good corporate governance. These provisions include:

●	No Discounted Stock Options or Stock Appreciation Rights. Except for certain substitute awards, stock options and stock appreciation rights may not be granted with an exercise price of less than the fair market value of the common stock on the date the stock option or stock appreciation right is granted. This restriction may not be changed without stockholder approval.

●	No Stock Option or Stock Appreciation Rights Repricings. Stock options and stock appreciation rights may not be repriced absent stockholder approval. This provision applies to both direct repricings—lowering the exercise price of an outstanding stock option or stock appreciation right—and indirect repricings—canceling an outstanding stock option or stock appreciation right and granting a replacement stock option or stock appreciation right with a lower exercise price.

●	No Cash Buyouts of Underwater Stock Options or Stock Appreciation Rights. The 2022 Plan does not permit cash buyouts of underwater stock options or stock appreciation rights without stockholder approval.

●	No Liberal Share Recycling. The 2022 Plan permits share recycling only if an award expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part. The 2022 Plan expressly prohibits recycling shares in specified circumstances, including: shares tendered to the Company by a participant to pay the exercise price of stock options; shares forfeited to satisfy tax withholding obligations; shares that were subject to a stock-settled stock appreciation right granted under the 2022 Plan that were not issued upon the exercise of such stock appreciation right; and shares repurchased by the Company on the open market using the proceeds from the exercise of an award.

●	No Unvested Dividends or Dividend Units. The 2022 Plan prohibits the Company from paying dividends or dividend units on unvested awards.

●	Cap on Director Compensation: The total compensation paid to a single non-employee director in any calendar year, including the cash compensation and cash value of all equity awards granted to such director in such year, cannot exceed $1,000,000.

●	No Evergreen Provision. The 2022 Plan does not contain an “evergreen provision”—there is no automatic provision to replenish the shares of common stock authorized for issuance under the 2022 Plan.

●	No reload options. The 2022 Plan does not provide for the issuance of stock options or stock appreciation rights which, upon exercise, automatically entitle a participant to a new stock option or stock appreciation right.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of January 23, 2023 by:

●	each person whom we know to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options and warrants that are exercisable within 60 days of January 23, 2023. Shares issuable pursuant to stock options and warrants are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership on 115,160,180 shares of our common stock outstanding as of January 23, 2023.

Unless otherwise indicated, the address for each listed stockholder is: c/o Vitro Biopharma, Inc., 3200 Cherry Creek Drive South, Suite 720, Denver, Colorado 80209. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (#)		Percentage of Shares Beneficially Owned (%)
Named Executive Officers and Directors:

Christopher Furman	35,177,462	(1)(2)	28.6
Nathan Haas	3,221,299	(3)	2.8
Jack Zamora 36 Steele Street Denver, CO 80206	37,049,318	(4)	31.4
James Musick	32,724,982	(5)(6)	27.3
Caroline Mosessian	825,000	(7)	*
John Packs	0		*
All executive officers and directors as a group (5 persons)	74,820,599	(8)	60.8

All Other Greater than 5% Owners:
James R. Musick Trust(9)	22,727,635		19.7
John Evans	6,780,740	(10)	5.7

* Less than 1%.

(1) Includes 1,000,000 shares issuable upon exercise of options which are exercisable within 60 days of January 23, 2023.

(2) Includes 34,177,462 shares over which the reporting person shares voting power by virtue of a proxy granted by Jack Zamora pursuant to a Standstill Agreement dated November 20, 2022 between the Company and Dr. Zamora.

(3) Includes 1,040,000 shares issuable upon exercise of warrants and 300,000 shares that are issuable upon exercise of options, all of which are exercisable within 60 days of January 23, 2023.

(4) Includes 1,666,000 shares issuable upon exercise of options and 1,205,856 shares issuable upon exercise of outstanding warrants, all of which is are exercisable within 60 days of January 23, 2023. Pursuant to a Standstill Agreement between the reporting person and the Company dated November 20, 2022, the reporting person granted an irrevocable proxy to 34,177,462 of these shares to Christopher Furman under certain conditions. See the Schedule 13D filed by Mr. Furman with the SEC on December 2, 2022 for additional information.

(5) Includes 4,700,000 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 2023. Also includes 2,956,849 shares owned by the reporting person’s spouse.

(6) Includes 22,727,635 shares held in The James R. Musick Trust, a grantor trust. Dr. James Musick has sole voting and investment control of the shares held in The James R. Musick Trust.

(7) Includes 825,000 issuable upon exercise of options that are exercisable within 60 days of January 23, 2023.

(8) Includes 1,040,000 shares issuable upon exercise of outstanding warrants and 6,825,000 shares underlying options, all of which are exercisable within 60 days of January 23, 2023.

(9) Dr. James Musick, a director and our Chief Science Officer, has sole voting and investment control of the shares held in The James R. Musick Trust.

(10) Includes (i) 1,260,740 shares held by the reporting person’s spouse, of which he disclaims beneficial ownership, (ii) 300,000 shares held by the reporting person’s adult children, and (iii) 3,400,000 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 2023.

Equity Compensation Plan Information

The following table sets forth information concerning equity compensation granted to various consultants and employees of the Company pursuant to individual compensation arrangements as of October 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	350,000	0.50	3,650,000
Equity compensation plans not approved by security holders	28,876,000	$0.32	—
Total	29,226,000	0.32	3,650,000

Information regarding the individual compensation arrangements pursuant to which outstanding options were granted to employees prior to October 31, 2022 is contained above under the section titled “Executive and Director Compensation.” In addition, the Company granted 175,000 options each to an employee and a consultant on March 1, 2022 as part compensation for their services to the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following information summarizes transactions since November 1, 2020 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of the average of our total assets at year end for the last two completed fiscal years; and (ii) any of our directors, executive officers, persons who were directors or executive officers at the time of such transaction or holders of more than 5% of our common stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive and Director Compensation” above.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.

Promissory Notes

On November 1, 2020, we issued promissory notes (the “Promissory Notes”) to our Chief Science Officer and Director, in the aggregate principal amount of (i) $1,221,958 which accrues interest at a rate of 4.0% per annum and (ii) $767,288 which accrues interest at a rate of 6.0% per annum. The Promissory Notes, which were issued to the CSO in exchange for accrued compensation and interest on such accrued compensation and mature on December 31, 2025; provided, however, if certain conditions precedent have not been satisfied, the Promissory Notes will be automatically extended to the date which is 60 days after the satisfaction of such conditions precedent. As of October 31, 2022, approximately $2.0 million in aggregate principal amount was outstanding under the Promissory Notes. From November 1, 2018 through October 31, 2022, we accrued $189,832 in interest payments under the Promissory Notes.

10% Senior Secured Convertible Notes

In October 2021, our former Chief Executive Officer converted his holdings of our 10% senior secured convertible notes , into shares of our Common Stock as follows:

Investor Name	Date of Issuance	Principal Amount	Accrued Interest	Maturity Date	Conversion Date	Share Received Upon Conversion
Jack Zamora	6/15/2018	$150,000		12/31/2021	10/10/2021	3,993,699
Jack Zamora	7/27/2018	$100,000		12/31/2021	10/10/2021	2,946,904
Jack Zamora	7/29/2019	$70,000		12/31/2021	10/10/2021	1,400,000

Series A Units

Between November 2020 and October 2021, we sold approximately 36.3 Series A Units for cash proceeds in the aggregate amount of approximately $1,815,000 million. Each Series A Unit consisted of (i) 2,000 shares of Series A Convertible Preferred Stock, (ii) a Class A Warrant, exercisable for up to three (3) years from the issuance date, to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share and (iii) a Class B Warrant, exercisable for up to five (5) years from the issuance date, to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share. Our former CEO received approximately 1.73 Series A Units in October 2021 upon the conversion of advances payable to the former CEO in the amount of $86,464. Also, in October 2021, our Chief Financial Officer was issued four (4) Series A Units upon cancellation of a 5% Convertible Note (as defined below) in the aggregate principal amount of $0.2 million issued in August 2021 in connection with the Fitore Acquisition as described below.

Fitore Merger

Effective August 2021, we acquired Fitore (the “Fitore Acquisition”) for consideration consisting of six of our Series A Units, our convertible notes in the aggregate principal amount of $1,000,000 which accrue interest at a rate of 5% per annum (the “5% Convertible Notes”) and an aggregate of 4,000,000 shares of our common stock. Prior to, and up to the time of closing of, the acquisition, Dr. Zamora was our Chief Executive Officer, a member of our Board of Directors and the owner of less than 1% of our outstanding common stock and the owner of 30% of the outstanding stock of Fitore. Our Board of Directors was aware of the interest of Dr. Zamora in the transaction and he recused himself from any Board deliberations or votes with regard to the proposed acquisition in order to address the inherent conflicts of interest between our interests and those of Dr. Zamora. For a discussion of certain risks related to these inherent conflicts of interest, see “Risk Factors” herein.

Each Series A Unit issued in connection with the Fitore Acquisition consisted of (i) 2,000 shares of Series A Convertible Preferred Stock, (ii) a Class A Warrant, exercisable for up to three (3) years from the issuance date, to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share and (iii) a Class B Warrant, exercisable for up to five (5) years from the issuance date, to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share.

We issued 5% Convertible Notes in the aggregate principal amount of $1 million in connection with the Fitore Acquisition. The 5% Convertible Notes are convertible at the option of the holder at any time and are subject to mandatory conversion if (i) there exists a public market for the our common stock, (ii) the closing price of the common stock in the principal trading market has been $3.00 per share or higher for the preceding twenty (20) trading days, and the average daily trading volume during such 20 day period is at least 15,000 shares and (iii) either (A) there is an effective registration statement registering for resale the shares issuable upon conversion or (B) the shares issuable upon conversion are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 under the Securities Act.

As of November 3, 2022, $480,000 in aggregate principal amount was outstanding under a single remaining 5% Convertible Note issued in connection with the Fitore Acquisition. From August 2021 through October 31, 2022, we accrued $29,904 in interest payments under the remaining 5% Convertible Note. From August 1, 2021 through April 15, 2022, we converted $11,265 in accrued interest into shares of Common Stock upon the conversion of two of the 5% Convertible Notes.

Pursuant to the terms of the Agreement and Plan of Merger with Fitore (the “Fitore Merger Agreement”), we issued the following consideration to our former Chief Executive Officer, who was a stockholder of Fitore, and our Chief Financial Officer, who was a stockholder and Chief Financial Officer of Fitore:

Jack Zamora, Former Chief Executive Officer

Security	Number of Securities/Aggregate Principal Amount	Maturity Date	Conversion/Cancellation Date
Common Stock	1,200,000	N/A	N/A
Preferred Stock Units	1.8	N/A	N/A
5% Convertible Note	$300,000	7/31/2024	04/15/2022

Dr. Zamora’s note was converted on April 15, 2022 into 310,561 shares of Common Stock, which included the conversion of accrued interest of $10,561.

Nathan Haas, Chief Financial Officer

Security	Number of Securities/Aggregate Principal Amount	Maturity Date	Conversion/Cancellation Date
Common Stock	800,000	N/A	N/A
Preferred Stock Units	1.2	N/A	N/A
5% Convertible Promissory Note	$200,000	7/31/2024	10/22/21

We canceled Mr. Haas’s note in October 2021 and he received four (4) Series A Units in connection with such cancellation. Each Series A Unit consisted of (i) 2,000 shares of Series A Convertible Preferred Stock, (ii) a Class A Warrant, exercisable for up to three (3) years from the issuance date, to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share and (iii) a Class B Warrant, exercisable for up to five (5) years from the issuance date, to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share.

Mr. Haas also entered into a confidentiality and proprietary rights agreement with us pursuant to which he agreed to maintain the confidentiality of certain information learned by him in the course of his employment with the Company. Pursuant to the terms of the Fitore Merger Agreement, we also have certain customary indemnification obligations to Mr. Haas in the event of any losses or damages arising out of certain breaches under the Fitore Merger Agreement.

Tanner Haas, Immediate Family Member of our Chief Financial Officer

Tanner Haas, who is Nathan Haas’s brother, was a stockholder and Chief Executive Officer of Fitore, received the following consideration pursuant to the Fitore Merger Agreement:

Security	Number of Securities/Aggregate Principal Amount	Maturity Date
Common Stock	1,920,000	N/A
Preferred Stock Units	2.9	N/A
5% Convertible Promissory Note	$480,000	7/31/2024

The consideration issued to the related parties was on the same terms and conditions as the non-affiliated parties.

InfiniVive MD Acquisition

Effective August 2021, we also acquired InfiniVive MD, a company solely owned by Dr. Zamora. Pursuant to the Agreement and Plan of Exchange (the “Exchange Agreement”) governing our acquisition of InfiniVive MD, Dr. Zamora exchanged 100% of his membership units in InfiniVive MD for 23,000,000 shares of our common stock. As with the merger with Fitore, our Board of Directors was aware of his interest in the transaction and Dr. Zamora recused himself from any Board deliberations related to the acquisition of InfiniVive MD in order to address the inherent conflict which existed in him owning that entity and serving as our Chief Executive Officer, a member of our Board of Directors and a stockholder of our company. Including the common stock that was issued in connection with the merger of Fitore, Dr. Zamora owned 3.4% of the voting power of our common stock before the acquisition. For a discussion of certain risks related to these inherent conflicts of interest, see “Item 1A. Risk Factors” herein.

Pursuant to the terms of the Exchange Agreement, we also have certain customary indemnification obligations to Dr. Zamora in the event of any losses or damages arising out of certain breaches under the Exchange Agreement.

Other Transactions with Former Chief Executive Officer

Set forth below are additional transactions that we have entered into with Dr. Jack Zamora, our former Chief Executive Officer and former director. As of January 23, 2023, Dr. Zamora beneficially owned approximately 31% of our voting stock.

Release and Settlement Agreement

On November 20, 2022 (the “Settlement Effective Date”), we entered into a Mutual Release and Settlement Agreement with our former Chief Executive Officer, Dr. Jack Zamora (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Dr. Zamora’s termination was confirmed as being “without cause” and Dr. Zamora resigned as a director of the Company, effective on the Settlement Effective Date.

As part of the Settlement Agreement, the parties agreed to confidentiality and non-disparagement restrictions, as well as a release of any potential claims against each other. In addition, certain provisions of Dr. Zamora’s Employment Agreement that survive termination of employment were modified to provide that Dr. Zamora shall not, for a period of one year from the Settlement Effective Date, “directly or indirectly solicit any person who has been a customer or employee of the Company during the period of one (1) year prior to the Settlement Effective Date.” The Settlement Agreement also provides for the termination of all previous supply agreements between the Company and Dr. Zamora, effective immediately, with such previous agreements to be replaced by the Supply Agreement and the MOU described below. In addition, Dr. Zamora acknowledged the forfeiture of certain of his stock purchase options.

Supply Agreement

On the Settlement Effective Date, in connection with the Settlement Agreement, we entered into a Supply Agreement with Dr. Zamora (the “Supply Agreement”), pursuant to which we agreed to provide InfiniVive MD Exosome Serum and InfiniVive Daily Serum (the “Cosmetic Products”) to Dr. Zamora at his request. The provision of the Cosmetic Products under the Supply Agreement is subject to minimum and maximum quantity limitations. The Supply Agreement is effective for a period of five years, unless earlier terminated. The Company or Dr. Zamora may terminate the Supply Agreement immediately in prescribed circumstances, including if either party defaults with respect to its obligations under the Supply Agreement and, if the default is capable of being cured, does not cure such default within 30 days after receiving notice of such default. If the Supply Agreement is deemed terminated by Dr. Zamora for failure of the Company to supply the Cosmetic Products in accordance with its terms or by the Company without cause, the Standstill Agreement would be deemed terminated and of no further force or effect. As of January 23, 2023, Dr. Zamora has purchased approximately $15,750 of Cosmetic Products pursuant to the Supply Agreement.

Memorandum of Understanding

On the Settlement Effective Date, in connection with the Settlement Agreement, we also entered into a Memorandum of Understanding with Dr. Zamora (the “MOU”) in order to support clinical research for AlloRx. Under the MOU, the Company agreed to provide AlloRx at a specified price to international clinical research facilities or other clinics with which Dr. Zamora may become affiliated, provided that certain regulatory conditions are satisfied, including proof of satisfaction of applicable United States and local legal requirements. The MOU will be effective for a period of five years, unless earlier terminated or replaced by mutual written agreement between Dr. Zamora and the Company. The MOU may also be earlier terminated in the event any clinic or the Company materially breaches the terms and conditions of the MOU. In the event the MOU is terminated by Dr. Zamora for failure of the Company to supply AlloRx in accordance with its terms or by the Company without cause, the Standstill Agreement would be deemed terminated and of no further force or effect.

Revenues

Dr. Zamora is also a significant customer of ours in his capacity as a practicing physician. For the years ended October 31, 2022 and 2021, Dr. Zamora accounted for $30,500 and $362,800 in product sales, respectively.

Lease with Spouse of Chief Science Officer

The spouse of our Chief Science Officer, through entities she controls, leases office and lab space to our company. The rent is $5,645 per month plus taxes, insurance and utilities. We believe that the rental rate charged to us under this lease are consistent with commercial rental rates in the area.

Other Transactions

We have entered into employment agreements with our executive officers that, among other things, provide for certain compensatory and change in control benefits, as well as severance benefits. For a description of these agreements with our named executive officers, see the subsection titled “Executive and Director Compensation—Executive Compensation Arrangements.”

We have also granted stock options to our executive officers and certain of our directors. For a description of these equity awards, see the subsection titled “Executive and Director Compensation—Equity Compensation.”

Director Independence

Our Board of Directors currently consists of four members. Our Board of Directors has determined that only Mr. Packs qualifies as an independent director in accordance with the NYSE American’s listing standards. Mr. Furman and Drs. Musick and Mosessian are not considered independent by virtue of their positions as executive officers of the Company. Dr. Zamora, who served as a director throughout fiscal year 2022 and until his resignation on November 20, 2022, was not considered independent as a result of his prior employment with the Company. Under the NYSE American’s listing standards, the definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by the NYSE American’s listing standards, our Board of Directors has made a subjective determination as to each independent director that no relationships exists that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board appointed MaloneBailey LLP (“MaloneBailey”) as our independent registered public accounting firm for the fiscal year ended October 31, 2022, as well as for our fiscal year ending October 31, 2023.

Pre-Approval Policies and Procedures

Our Board of Directors does not presently have an Audit Committee. Notwithstanding this absence, it is our policy to pre-approve all audit and other services rendered by our independent registered public accounting firm. The independent auditors are required to periodically report to the Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval.

During the year ended October 31, 2022, the Board of Directors approved, in advance, all audit and non-audit services to be provided by MaloneBailey. The Board of Directors has determined that the non-audit services rendered by MaloneBailey during fiscal years 2022 and 2021 were compatible with maintaining the independence of the independent registered public accounting firm.

Independent Registered Certified Public Accounting Firm Fees and Services

The following table sets forth a summary of the fees billed by MaloneBailey for professional services rendered for the fiscal years ended October 31, 2022 and 2021:

Fee Category	Fiscal Year 2022	Fiscal Year 2021
Audit Fees(1)	$110,000	$36,000
Audit-Related Fees(2)	36,000	26,500
Tax Fees	—	—
All Other Fees(3)	—	—
Total Fees	$146,000	$62,500

(1) Audit fees consist of fees billed for professional services rendered for the audit of our Company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

(2) Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

(3) All Other Fees consist of the aggregate fees billed in each of the last two fiscal years for the products and services provided by our auditors, other than the products and services included in Audit Fees, Tax Fees, and Audit-Related Fees.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	The following consolidated financial statements of the Company are incorporated by reference in Part II, Item 8—See Index to Consolidated Financial Statements

	(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

	(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Exchange, dated August 1, 2021, by and among InfiniVive MD, LLC, Jack Zamora, its Sole Member, and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
2.2	Agreement and Plan of Merger, dated August 1, 2021, by and among Fitore, Inc., the Registrant, Vitro Acquisition Corp. No. 1 and the Fitore Stockholders named therein (Incorporated by reference to Exhibit 2.2 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
3.1	Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
3.3	Amendment to the Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.2	Form of Stock Purchase Warrant A (Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.3	Form of Stock Purchase Warrant B (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.4*	Form of Warrant to Purchase Stock
4.5*	Description of Capital Stock
10.1#	2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.2#	Amendment to the 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.3#	Form of Incentive Stock Option Grant Notice and Stock Option Agreement under the 2022 Incentive Award Plan (Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)

10.4#	Form of Non-Statutory Stock Option Grant Notice and Stock Option Agreement under the 2022 Incentive Award Plan (Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.5#	Non-Statutory Stock Option Agreement, dated May 1, 2018, by and between the Registrant and James Musick (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.6#	Non-Statutory Stock Option Agreement, dated May 1, 2018, by and between the Registrant and John R. Evans (Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.7#	Non-Statutory Stock Option Agreement, dated November 30, 2020, by and between the Registrant and John R. Evans (Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.8#	Non-Statutory Stock Option Agreement, dated November 30, 2020, by and between the Registrant and James R. Musick (Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.9#	Non-Statutory Stock Option Agreement, dated December 1, 2020, by and between the Registrant and Jack Zamora (Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.10#	Non-Statutory Stock Option Agreement, dated April 9, 2020, by and between the Registrant and Jack Zamora (Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.11#	Non-Statutory Stock Option Agreement, dated August 1, 2021, by and between the Registrant and Nathan Haas (Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.12#	Non-Statutory Stock Option Agreement, dated October 1, 2021, by and between the Registrant and Caroline Mosessian (Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.13#	Non-Statutory Stock Option Agreement, dated October 1, 2021, by and between the Registrant and John R. Evans (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.14#	Non-Statutory Stock Option Agreement, dated October 1, 2021, by and between the Registrant and Nathan Haas (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.15#	Non-Statutory Stock Option Agreement, dated February 1, 2021, by and between the Registrant and Caroline Mosessian (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.16#	Executive Employment Agreement, dated December 1, 2020, by and between the Registrant and James R. Musick (Incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.17#	Executive Employment Agreement, dated December 1, 2020, by and between the Registrant and Jack Zamora (Incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.18#	Executive Employment Agreement, dated October 1, 2021, by and between Nathan Haas and the Registrant (Incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.19#	Consultant Agreement, dated October 1, 2021, by and between the Registrant and Innovative Strategies & Solutions, Inc. (Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.20#	Executive Employment Agreement, dated December 2, 2020, by and between the Registrant and Keith Burge (Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.21#	Addendum to Employment Agreement (Separation Agreement), dated February 19, 2021, by and between the Registrant and Keith Burge (Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)

10.22#	Executive Employment Agreement, effective July 6, 2022, by and between the Registrant and Christopher Furman (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.23#	Executive Employment Agreement, dated November 30, 2020, by and between the Registrant and John Evans (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.24	Lease Agreement, dated July 1, 2020, by and between Kokopelli Properties, LLC and the Registrant (Incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.25	Subscription Agreement and 4% Unsecured Promissory Note Due December 31, 2025, dated November 1, 2020, by and between the Registrant and James Musick (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.26	Subscription Agreement and 6% Unsecured Promissory Note Due December 31, 2025, dated November 1, 2020, by and between the Registrant and James Musick (Incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.27†	Joint Operating Agreement, dated August 6, 2021, by and among European Wellness Biomedical Group, Bio Peptides LLC and the Registrant (Incorporated by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.28	Amendment, dated April 28, 2022, to Joint Operating Agreement, dated August 6, 2021, by and among European Wellness Biomedical Group, Bio Peptides LLC and the Registrant (Incorporated by reference to Exhibit 10.32 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.29	Note Purchase Agreement, dated May 31, 2022, by and between the Registrant and Bruce Peterson (Incorporated by reference to Exhibit 10.34 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.30	Convertible Promissory Note, dated May 31, 2022, issued by the Registrant to Bruce Peterson (Incorporated by reference to Exhibit 10.35 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.31	Note Purchase Agreement, dated May 31, 2022, by and between the Registrant and Kevin Melling (Incorporated by reference to Exhibit 10.36 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.32	Convertible Promissory Note, dated May 31, 2022, issued by the Registrant to Kevin Melling (Incorporated by reference to Exhibit 10.37 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.33#*	Mutual Release and Settlement Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora
10.34*	Standstill Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora
10.35*†	Supply Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora
10.36*†	Memorandum of Understanding, dated November 20, 2022, by and between the Registrant and Jack Zamora
10.37*	Form of 8% Convertible Promissory Note
10.38*	Form of Convertible Note and Warrant Purchase Agreement
21.1*	List of subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
*	Filed or furnished herewith
+	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 30, 2023.

VITRO BIOPHARMA, INC.

By:	/s/ Christopher Furman
Name:	Christopher Furman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Furman	Chief Executive Officer (Principal	January 30, 2023
Christopher Furman	Executive Officer), Director

/s/ Nathan Haas	Chief Financial Officer (Principal	January 30, 2023
Nathan Haas	Financial Officer and Principal Accounting Officer)

/s/ James R. Musick	Chief Science Officer, Director	January 30, 2023
James R. Musick

/s/ Caroline Mosessian	Chief Regulatory Officer, Director	January 30, 2023
Caroline Mosessian

/s/ John Packs	Chair of the Board	January 30, 2023
John Packs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vitro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitro Biopharma, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flow from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2020.
Houston, Texas
January 30, 2023

Vitro BioPharma, Inc.

Consolidated Balance Sheets

	October 31, 2022	October 31, 2021
ASSETS

Cash	$741,538	$3,626,983
Restricted Cash	–	750,000
Accounts Receivable, Net	73,537	127,482
Inventory	280,138	118,005
Prepaid Expense	140,759	13,978
Prepaid project costs	217,747	-
Deferred Offering Costs	1,482,422	–

Total Current Assets	2,936,141	4,636,448

Goodwill	3,608,949	4,523,040
Intangible Assets, Net	1,377,401	1,509,136
Property and Equipment, Net	351,940	115,182
Patents, Net	8,390	8,390
Right of Use Asset – Operating Lease	277,381	332,997
Other Assets	13,860	3,920

Total Assets	$8,574,062	$11,129,113

LIABILITIES

Accounts Payable	$604,606	$59,534
Deferred Revenue	650,000	500,000
Revolving Line of Credit	–	58,596
Accrued Liabilities	939,523	522,182
Accrued Liabilities – Related Party	232,512	172,147
Current Maturities of Capital Lease Obligations	62,979	52,362
Current Maturities of Operating Lease Obligations	50,055	58,625

Total Current Liabilities	2,539,675	1,423,446

Capital Lease Obligations, Net of Current Portion	78,955	74,826
Operating Lease Obligation, Net of Current Portion	227,326	274,372
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2021 Series Convertible Notes Payable – Related Party	480,000	800,000
Senior Convertible Note Payable	–	3,000,000
2022 Series Convertible Notes Payable	200,000	–
Long Term Accrued Interest Payable	3,205	17,781
Long Term Accrued Interest Payable – Related Party	219,815	94,916

Total Long-Term Liabilities	3,198,547	6,251,141

Total Liabilities	5,738,222	7,674,587

STOCKHOLDERS’ EQUITY

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 136,059 Outstanding, respectively	–	136
Common stock, 500,000,000 Shares Authorized, par value $0.001, 115,160,180 and 96,310,387 Outstanding, respectively	115,440	96,590
Additional Paid in Capital	25,523,816	19,301,167
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(22,719,416)	(15,859,367)

Total Stockholders’ Equity	2,835,840	3,454,526

Total Liabilities and Stockholders’ Equity	$8,574,062	$11,129,113

These financial statements should be read in connection with the notes to consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

	Year Ended October 31, 2022	Year Ended October 31, 2021

Product Sales	$2,662,793	$896,324
Product Sales, Related Parties	30,500	362,800
Consulting Revenue	600,000	51,822
Total Revenue	3,293,293	1,310,946
Less Cost of Goods Sold	(586,884)	(351,307)
Gross Profit	2,706,409	959,639

Operating Costs and Expenses:
Selling, General and Administrative	7,602,945	4,957,908
Research and Development	155,630	118,479
Impairment expense	914,091	–

Loss From Operations	(5,966,257)	(4,116,748)

Other Expense:
Interest Expense	(198,450)	(404,915)
Loss on Conversion of Senior Secured Note Payable	(695,342)	–

Net Loss	(6,860,049)	(4,521,663)

Deemed Dividend on Series A Convertible Preferred Stock	(793,175)	(110,938)
Cumulative Series A Convertible Preferred Stock Dividend Requirement	(111,333)	(124,980)

Net Loss Available to Common Stockholders	$(7,764,557)	$(4,757,581)

Net Loss per Common Share, Basic and Diluted	$(0.07)	$(0.09)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	107,724,768	54,203,375

These financial statements should be read in connection with the notes to consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended October 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2020	41,000	41	46,130,200	46,410	8,749,607	(84,000)	(11,337,704)	(2,625,646)

Sale of preferred stock	71,600	72	-	-	1,789,928	-	-	1,790,000
Common stock issued for services	-	-	75,000	75	14,175	-	-	14,250
Stock based compensation	-	-	-	-	2,040,617	-	-	2,040,617
Shares issued in connection with acquisition of subsidiaries	12,000	12	27,000,000	27,000	5,288,233	-	-	5,315,245
Conversion of notes payable and advances from related parties	11,459	11	-	-	286,453	-	-	286,464
Conversion of notes to common stock	-	-	23,105,187	23,105	1,132,154	-	-	1,155,259
Beneficial conversion feature on convertible preferred stock	-	-	-	-	110,938	-	-	110,938
Deemed dividend on convertible preferred stock-	-	-	-	-	(110,938)	-	-	(110,938)
Net loss	-	-	-	-	-	-	(4,521,663)	(4,521,663)

Balance at October 31, 2021	136,059	136	96,310,387	96,590	19,301,167	(84,000)	(15,859,367)	3,454,526

Common Stock issued in connection with note conversions	-	-	4,043,765	4,044	4,039,722	-	-	4,043,766
Common Stock issued in connection with preferred stock conversions	(136,059)	(136)	14,806,028	14,806	(14,670)	-	-	-
Stock based compensation	-	-	-	-	2,197,597	-	-	2,197,597
Beneficial conversion feature on convertible preferred stock	-	-	-	-	793,175	-	-	793,175
Deemed dividend on convertible preferred stock	-	-	-	-	(793,175)	-	-	(793,175)
Net loss	-	-	-	-	-	-	(6,860,049)	(6,860,049)

Balance at October 31, 2022	-	$-	115,160,180	$115,440	$25,523,816	$(84,000)	$(22,719,416)	$2,835,840

These financial statements should be read in connection with the notes to consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

	Year Ended October 31, 2022	Year Ended October 31, 2021

Operating Activities

Net Loss	$(6,860,049)	$(4,521,663)
Adjustment to Reconcile Net Loss:
Loss on Conversion of Senior Secured Note Payable	695,342	–
Depreciation Expense	163,799	88,516
Amortization Expense	131,735	8,790
Bad Debt Expense	10,440	14,580
Impairment Expense	914,091	-
Amortization of Operating Lease – ROU Asset	55,616	61,796
Accretion of Debt Discount	-	193,932
Stock Based Compensation	2,197,597	2,040,617
Issuance of shares for services	-	14,250
Write-off of inventory	-	99,497
Changes in Assets and Liabilities
Accounts Receivable	43,505	(42,866)
Accounts Receivable, Related Parties	-	58,250
Inventory	(162,133)	(83,005)
Prepaid Expenses	(126,781)	(13,978)
Prepaid project costs	(217,747)	-
Accounts Payable	237,068	13,142
Accounts Payable, Related Parties	-	(32,212)
Deferred Revenue	150,000	500,000
Operating Lease Obligation	(55,616)	(61,796)
Accrued Liabilities	417,341	396,021
Accrued Liabilities – Related Party	60,365	(9,390)
Accrued Interest	2,582	44,565
Accrued Interest, Related Parties	136,165	150,223
Advances	-	86,464
Other assets	(9,940)	(3,920)

Net Cash Used in Operating Activities	(2,216,620)	(998,187)

Investing Activities

Acquisition of Fitore	-	291,783
Acquisition of InfiniVive	-	78,234
Acquisition of Property and Equipment	(310,113)	(24,613)
Patent Costs	–	(8,390)

Net Cash Provided by (Used in) Investing Activities	(310,113)	337,014

Financing Activities

Preferred Stock Issued For Cash	-	1,790,000
Issuance of Senior Secured Convertible Note Payable	-	3,000,000
Deferred Offering Costs	(1,174,418)	-
Issuance of 2022 Series Convertible Notes Payable	200,000	-
Capital Lease Principal Payments	(75,698)	(48,656)
Payments on Revolving Line of Credit	(58,596)	(400)

Net Cash Provided by (Used in) Financing Activities	(1,108,712)	4,740,944

Total Cash Provided (Used) During the Fiscal Period	(3,635,445)	4,079,771
Beginning Cash Balance	4,376,983	297,212

Ending Cash Balance	$741,538	$4,376,983

Cash Paid for Interest	$59,702	$13,702
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Recognition of New Capital Leases	$90,444	$32,645
Beneficial Conversion Feature and Deemed Dividend on Convertible Preferred Stock	$793,175	$110,938
Common Stock Issued for Conversion of Senior Note Payable	$3,712,500	$-
Common Stock Issued for Conversion of Related Party Note Payable	$331,266	$-
Deferred Offering Costs Recorded as Accounts Payable	$308,004	$-
Conversion of accrued payable to note payable	$-	$1,989,246
Common stock issued for conversion of note payable	$-	$1,155,259
Preferred stock issued for conversion of convertible notes and advances	$-	$286,464

Cash and Cash Equivalents, end of year	$741,538	$3,626,983
Restricted cash, end of year	-	750,000
Total Cash, Cash Equivalents and Restricted cash in the Statement of Cash Flows	$741,538	$4,376,983

These financial statements should be read in connection with the notes to consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 1 – NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization and Description of Business

Vitro Biopharma, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 31, 1986, under the name Imperial Management, Inc. On December 17, 1986, the Company merged with Labtek, Inc., a Colorado corporation, with the Company being the surviving entity and the name of the Company was changed to Labtek, Inc. The name was then changed to Vitro Diagnostics, Inc. on February 6, 1987. From November of 1990 through July 31, 2000, the Company was engaged in the development, manufacturing, and distribution of purified human antigens (“Diagnostics”) and related technologies. The Company also developed cell technology including immortalization of certain cells, which allowed entry into other markets besides Diagnostics. In August 2000, the Company sold the Diagnostics business, following which it focused on developing therapeutic products, its stem cell technology, patent portfolio and proprietary technology and cell lines for applications in autoimmune disorders and inflammatory disease processes and stem cell research. On February 3, 2021, the Company filed an amendment to the articles of incorporation with the Nevada Secretary of State, changing the name of the Company to Vitro BioPharma, Inc.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Fitore, Inc. (“Fitore”) and InfiniVive MD, LLC (“InfiniVive”), both acquired effective August 1, 2021 (Note 4).

Cash Equivalents

For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Included in the Consolidated Balance Sheets as of October 31, 2022 and October 31, 2021, is restricted cash of $0 and $750,000, respectively. This amount was restricted to cover future interest expense payments on the senior convertible note through maturity. On February 22, 2022, the senior convertible note was converted to common stock and this restriction on cash was removed. (Note 7)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

Concentrations

During the years ended October 31, 2022 and 2021, 1% and 28% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10 and Note 11). During the year ended October 31, 2022, another 17%, 15% and 14% of the Company’s total revenue was attributable to product sales to three other customers. During the year ended October 31, 2021, another two customers accounted for 16% and 13% of the Company’s revenues. Other than the revenues derived through sales to an entity controlled by Dr. Zamora and the additional customers mentioned herein, no customer accounted for greater than 10% of the Company’s gross sales for the years ended October 31, 2022 and 2021. In addition to the product revenue concentrations noted above, the Company recognized $600,000 in consulting revenue from a single client during the year ended October 31, 2022. This amount was 18% of the total revenue recognized for the period. The company recognized $51,822 in consulting revenue, unrelated to the large customer in 2022, during the year ended October 31, 2022.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on the Company’s consolidated financial statements.

For each performance obligation identified in accordance with ASC 606, the Company determines at contract inception whether it satisfies the performance obligation over time (in accordance with paragraphs 606-10-25-27 through 25-29) or satisfies the performance obligation at a point in time (in accordance with paragraph 606-10-25-30). If an entity does not satisfy a performance obligation over time, the performance obligation is satisfied at a point in time.

Control is considered transferred over time if any one of the following criteria is met:

●	The customer simultaneously receives and consumes the benefits of the asset or service which the entity performs;

●	The entity’s performance creates or enhances an asset; or

●	The entity’s performance creates or enhances an asset that has no alternative use to the entity and the entity has the right to payment for work completed to date.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

For certain contracts to which the Company is party, it uses the recognition over time method to recognize revenue.

The Company recognizes revenue when performance obligations with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer at the time of the sale. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services. The Company’s revenue is primarily derived from the sources listed below:

Sale of research and development product: Sales of research and development product include the sale of stem cell medium.

Sale of therapeutic product: Includes cell culture media to be used in therapeutic treatment.

Shipping: Includes amounts charged to customers for shipping products.

Consulting Revenue: The Company has agreed to assist another party to develop an FDA-approved biological product. Revenues are recognized when certain contractual milestones are achieved.

Fitore product sales online: Includes internet sales, via the Fitore Nutrition website, of dietary supplements called Stemulife, Spectrum+, Easy Sleep and Thought Calmer.

InfiniVive product sales: InfiniVive, via its website and call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Year Ended October 31, 2022	Year Ended October 31, 2021
Revenues:
Research and development products	$1,072,312	$857,648
AlloRx Stem Cells to Foreign Third-Party Clinics	1,174,456	180,856
Consulting revenue	600,000	51,822
InfiniVive products	236,788	139,070
Fitore products	209,737	81,550

Total	$3,293,293	$1,310,946

Deferred Revenue

The Company has recorded deferred revenue in connection with a Joint Operating Agreement (as subsequently amended, the “JOA”) executed between the Company and European Wellness/BIO PEP USA (“BIO PEP”). Under the terms of this JOA, the Company is obligated to use its best efforts to identify, develop and deliver various potential active pharmaceutical ingredients and to oversee the development of a recombinant cell line by a third-party service provider. The Company was also engaged to establish a Quality Management System to be utilized by BIO PEP in their pursuit of FDA authorizations. See “Joint Operating Agreement” below for additional information.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement can be reasonably estimated under the terms of the JOA. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2022, the Company has deferred $650,000 in revenue. The Company has recorded $217,747 in prepaid project costs related to this deferred revenue in current assets. The amounts recorded as deferred revenue and prepaid project costs will be recognized if and when the Company achieves and delivers the milestones under the terms of the JOA.

The table below summarizes Deferred Revenues as of October 31, 2022:

	October 31, 2021	Revenue Recognized	Revenue Deferred	October 31, 2022
Deferred Revenue	$500,000	$(500,000)	$650,000	$650,000
Total	$500,000	$(500,000)	$650,000	$650,000

During the year ended October 31, 2022, the Company recognized $500,000 in previously deferred revenue, $100,000 in additional revenue and $218,017 in expenses related to the JOA. The expenses are included in the Selling, general and administrative line on the accompanying consolidated statements of operations.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. At October 31, 2022 and 2021, total accounts receivable amounted to $73,537 and $127,482, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of October 31, 2022 and 2021, the allowance for doubtful accounts was $2,500 and $7,000, respectively.

As of October 31, 2022, two customers accounted for 28% and 10% of accounts receivable. As of October 31, 2021, 43% and 23%, of the Company’s accounts receivable were attributable to sales to two customers. No other customer comprised more than 10% of the accounts receivable balance as of October 31, 2022 or 2021.

Deferred Offering Costs

The Company defers, as other current assets, the direct incremental costs of raising capital through equity offerings, until such time as the offering is completed or abandoned. At the time of the offering completion, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Property and Equipment

Property, equipment, and leasehold improvements are recorded at historical cost. The cost of property and equipment is depreciated over the estimated useful lives, when placed in service (ranging from 3 -5 years), of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs are capitalized and expensed if they benefit future periods.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

Intangible Assets and Impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Goodwill

Goodwill is the excess of acquisition cost over the fair value of the net assets of acquired businesses. The Company does not amortize goodwill but assesses goodwill for impairment at least annually or when there has been a material change in circumstances, using the market approach.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update early as of November 1, 2018, using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $80,171 and operating lease liability of $80,171. In July 2020, a new office lease was executed, resulting in an initial operating lease right-of-use asset of $411,287 and operating lease liability of $411,287. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recorded amortization of the operating lease right-of-use asset of $55,616 and $61,796 for the years ended October 31, 2022 and 2021, respectively.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years October 31, 2022 and 2021, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	October 31, 2022	October 31, 2021

Stock options outstanding	29,226,000	28,230,000
Shares to be issued in connection with convertible preferred shares	-	13,605,900
Shares to be issued in connection with exercise of warrants	13,605,856	13,605,856
Shares to be issued upon conversion of convertible notes payable and accrued interest	-	3,007,808
2021 Series Convertible Notes Payable – Related Party	480,000	-
2022 Series Convertible Notes Payable	200,000	-
Total	43,511,856	58,449,564

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

Joint Operating Agreement

On August 6, 2021, the Company entered into a JOA with European Wellness and BioPep, its research and development subsidiary, under which the Company agreed to provide research and development services on identified targets. The Company was unable to identify a key target product to submit for FDA IND authorization using European Wellness’s existing mito-organelle peptides as the starting biological material as contemplated by the JOA. As a result, on April 28, 2022, the Company entered into an amendment to the JOA (“Amendment”).

Under the JOA, the Company is obligated to use its best efforts to identify a key investigational product candidate that can be submitted by European Wellness for FDA IND authorization. The JOA also requires the Company to use its best efforts to develop an FDA-validated immunoassay and potency assay of any target product. It is contemplated that any pre-clinical studies will be carried out by a third-party service provider, with the Company’s support and oversight. In addition, the Company agreed to manage the production of any target research products and to quantify biological activity for preclinical and clinical testing to support an FDA IND filing, all of which will be carried out by third-party service providers identified by the Company at third-party manufacturing facilities.

With the ultimate goal of supporting BioPep in becoming a cGMP manufacturer in the US, the Company is also obligated to help develop a biomanufacturing infrastructure to support BLA-compliant operations and to develop a certified Quality Management System for BioPep to support FDA approval of target products. For any INDs to be submitted to the FDA covering products developed under the JOA, the Company is obligated to provide the “Chemistry, Manufacturing, and Controls” section in support of the application.

The JOA further contemplates the potential identification and development of a veterinary product by a third-party using rabbit-sourced umbilical-cord derived MSCs. It is contemplated that development of this veterinary product will begin once the key investigational product is completed. The Company and European Wellness are obligated to use their best efforts to negotiate the terms of this arrangement at such time.

If any products developed pursuant to the European Wellness Agreement are ultimately approved for commercialization, the JOA contemplates that such products will be commercialized and distributed by European Wellness and/or BioPep. However, the JOA also contemplates that certain post-development rights and obligations of the parties, such as potential licensing rights and shared ownership over intellectual property developed pursuant to the agreement, will be negotiated at a later date. The JOA further contemplates that the parties may enter into negotiations to potentially engage the Company as a CMO to carry out product manufacturing on behalf of European Wellness and BioPep.

By its terms, the JOA will terminate on July 31, 2023. Either the Company or European Wellness may terminate the JOA sooner without cause at any time by providing 30-days prior written notice. In addition, the Company or European Wellness may terminate the European Wellness Agreement immediately under certain circumstances, including without limitation, if either party defaults with respect to its obligations under the agreement and does not cure such default within 30 days after receiving notice of such default.

Upon signing the JOA in August 2021, European Wellness paid the Company an initial fee of $500,000, which was recognized as revenue during the first quarter of 2022 when the associated performance milestones had been achieved. Those milestones included the development and deployment of a quality management system for European Wellness and the delivery of a manual describing the aforementioned quality management system. In connection with the Amendment, European Wellness also paid an additional lump-sum payment of $250,000 in May 2022, which has been recorded as deferred revenue and will be recognized as revenue if and when the associated milestones under the contract are reached. The Company also receives quarterly payments of $25,000 for providing research and development management services. All expenses incurred in connection with the JOA are classified as general and administrative expenses. In total, the Company may be eligible to receive additional estimated payments up to $5.8 million from European Wellness, which is expected to result in a more than $500,000 profit to the Company after deducting estimated expenses.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

Future milestones may include estimated payments up to an additional $1,800,000 for research and development services identifying an Active Pharmaceutical Ingredient (API) for product development within AlloEX, up to $1,200,000 to develop an FDA-validated immunoassay and qualify third-party vendors for ISO certification, up to $600,000 to develop a downstream manufacturing method and handle equipment procurement, up to $1,000,000 for the development and scaling of a manicuring system with the goal of commercial scale and up to $1,000,000 for potential future IND filings.

The Company provides BioPep with the expertise in scientific, quality, manufacturing methods, design developments and regulatory matters to ensure full compliance with the U.S. regulations for drug development, manufacturing, and potential future commercialization of BioPep product(s).

Expenses incurred in connection with completed milestones for which the Company has recognized revenue are included as a component of selling general and administrative expense in the statement of operations. Expenses incurred in connection with milestones which have yet to be completed are recorded as deferred project costs on the balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the top U.S. statutory corporate tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate.

Impairment and Disposal of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets.

The Company periodically reviews the carrying amount of its long-lived assets for possible impairment. The Company recorded no asset impairment charges during the years ended October 31, 2022, and 2021.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	October 31, 2022	October 31, 2021

Raw materials	$112,023	$-
Finished goods	168,115	118,005
Total inventory	$280,138	$118,005

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the years ended October 31, 2022 and 2021, the Company recorded impairment expense of $0 and $73,300, respectively.

Related Party Transactions

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions (see Note 10).

Research and Development

These costs are expensed as incurred and are primarily comprised of costs for: salaries, overhead and occupancy, contract services and other outside costs, quality assurance and analytical testing. As the Company’s operations include manufacturing and R&D, it reports cost of goods sold, including estimates of labor, materials, and overhead allocations, to the production of specific products manufactured for sale.

Stock Based Compensation

The Company accounts for expenses associated with shares issued for services using the fair value method following the guidance outlined in Section 718-10 of the FASB ASC for disclosure about stock-based compensation. This section requires a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost is recognized over the period during which the service is provided. No compensation cost is recognized for equity instruments for which service is not provided or rendered.

Recent Accounting Standards

The Company periodically reviews new accounting standards that are issued and has not identified any new standards that it believes merit further discussion or would have a significant impact on its financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $6.9 million for the year ended October 31, 2022 and approximately $4.5 million for the year ended October 31, 2021. The Company had a working capital surplus of approximately $0.4 million as of October 31, 2022. However, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate additional revenues and profit from operations.

Management plans to address the going concern include but are not limited to raising additional capital through an attempted public and/or private offering of equity securities, as well potentially issuing additional debt instruments. The Company also has various initiatives underway to increase revenue generation through diversified offerings of products and services related to its stem cell technology and analytical capabilities. The goal of these initiatives is to achieve profitable operations as quickly as possible. Various strategic alliances that are ongoing and under development are also critical aspects of management’s overall growth and development strategy. There is no assurance that these initiatives will yield sufficient capital to maintain the Company’s operations. There is no assurance that the ongoing capital raising efforts will be successful. Should management fail to successfully raise additional capital and/or fully implement its strategic initiatives, it may be compelled to curtail part or all of its ongoing operations.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has historically financed its operations primarily through various private placements of debt and equity securities.

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	October 31, 2022	October 31, 2021

Leasehold improvements	$12,840	$12,840
Property and equipment	925,427	524,870
Total cost	938,267	537,710
Less accumulated depreciation	(586,327)	(422,528)
Net property and equipment	$351,940	$115,182

Depreciation expense for the years ended October 31, 2022 and 2021 was $163,799 and $88,516, respectively.

NOTE 4 – ACQUISITIONS

Fitore Inc.

On August 1, 2021, the Company, through a merger with a wholly owned subsidiary, acquired 100% of the stock of Fitore Inc., an unaffiliated online marketing and sales company. The acquisition of Fitore provided the Company an additional revenue stream through the online sales of nutritional supplements, as well as the online marketing expertise of the two majority selling shareholders, each of whom remained with the Company after the acquisition, one as the Chief Executive Officer of Fitore and the other as the Chief Financial Officer of the Company. The Chief Executive Officer of Fitore has since separated from that position.

The former shareholders of Fitore received convertible promissory notes totaling $1,000,000, 4,000,000 shares of common stock of the Company valued at approximately $0.19 per share and 6 Series A Convertible Preferred Units, with each Unit consisting of 2,000 shares of Series A Convertible Preferred Stock, 1,000 Series A Warrants and 1,000 series B Warrants. The total consideration was valued at $2,042,999. Total transaction costs related to the acquisition were approximately $24,800, which were recorded within the general and administrative expenses line item for the year ended October 31, 2021.

The assets acquired were recorded at their fair value. The purchase price excludes post acquisition compensation arrangements. The purchase price was allocated among cash, inventory and readily identifiable intangible assets, along with Goodwill of approximately $1.4 million (see further detail below), net of accrued payables and a revolving line of credit. Goodwill is primarily attributable to the synergies that were expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes. The acquisition was accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets to be recorded at fair values as of the acquisition date of August 1, 2021. The following table summarizes the purchase price and final allocation of the fair value of assets acquired:

August 1, 2021
Allocation of purchase price
Consideration given:
2021 Series Convertible Notes	$1,000,000
Common stock	742,999
Preferred stock and warrants	300,000
Total consideration	$2,042,999

Allocation of purchase price
Cash	$291,783
Inventory	99,496
Goodwill	1,351,458
Trademarks and trade names	217,440
Know-how and unpatented technology	112,020
Customer relationships	59,019
Accrued expenses	(29,221)
Revolving line of credit	(58,996)
Fair value of net assets acquired	$2,042,999

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

InfiniVive MD, LLC.

On August 1, 2021, the Company, through an exchange agreement, acquired 100% of the ownership interests of InfiniVive, an affiliated company that sold stem cell serums, exosomes, and daily serums manufactured for InfiniVive by the Company. The Company believed that the acquisition of InfiniVive would significantly expand the Company’s target market for sale of products through a network of clinics with which InfiniVive has historically done business.

The former member of InfiniVive, Dr. Zamora, received 23,000,000 shares of common stock of the Company valued at $4,272,245, or $0.19 per share. Total transaction costs related to the acquisition were approximately $16,200, which were recorded within the general and administrative expenses line item for the year ended October 31, 2021.

The assets and liabilities acquired were recorded at their fair value. The purchase price excludes post acquisition compensation arrangements. The purchase price was allocated among cash, accounts receivable and readily identifiable intangible assets along with Goodwill of approximately $3.2 million net of accrued payables and accrued payables related party (see further detail below). Goodwill is primarily attributable to the synergies that were expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.

The acquisition was accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets to be recorded at fair values as of the acquisition date of August 1, 2021. The following table summarizes the purchase price and the final allocation of the fair value of assets acquired.

August 1, 2021
Allocation of purchase price
Consideration given:
Common stock	$4,272,245
Total consideration	$4,272,245

Allocation of purchase price
Cash	$78,234
Accounts receivable	5,536
Goodwill	3,171,582
Trademarks and tradenames	475,890
Patents and unpatented technology	598,040
Customer relationships	55,517
Accrued payables	(17,982)
Accrued payables – related party	(94,572)
Fair value of net assets acquired	$4,272,245

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

Pro-forma results, unaudited

In accordance with FASB Topic ASC 805, the following table presents the unaudited pro forma combined results of operations for the year ended October 31, 2021, of the Company and its two new subsidiaries. The unaudited proforma results reflect significant pro forma adjustments related to costs directly attributable to the acquisition and operating costs incurred as a result of the acquisition. The pro forma results do not include any cost savings or other synergies that may result from the acquisitions or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results:

October 31, 2021 (Unaudited)

Revenue	$1,802,164
Net loss	(4,689,006)
Net loss per common share	$(0.09)

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2022:

	Remaining Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	14 years	$693,330	$(46,222)	$647,108
Patents, know-how and unpatented technology	14 years	710,060	(47,337)	662,723
Customer relationships	1.75 years	114,536	(46,966)	67,570
Total		1,517,926	(140,525)	1,377,401

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

During the fiscal years ended October 3, 2022 and 2021, the Company recorded amortization expense of $131,735 and $8,790, respectively.

During the fiscal year ended October 31, 2022 and 2021, the Company recorded impairment expense of $914,091 and $0, respectively. Impairment expenses recorded during 2022 related to the carrying value of the goodwill associated with the acquisition of Fitore on August 1, 2021. (Note 4).

NOTE 6 – LEASE OBLIGATIONS

The Company’s operating lease consists of a lease for office space. The Company’s finance lease activities consist of leases for equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The office lease contains an option to a renewal period of five years at then-current market rates. The equipment leases are non-renewable as the Company owns the equipment at the end of the lease period, for a nominal amount.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	October 31, 2022	October 31, 2021
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$277,381	$332,997
Finance	Property and equipment, net	74,324	41,040
Total Lease Assets		$351,705	$374,037

Liabilities
Current:
Operating	Operating lease liabilities	$50,055	$58,625
Finance	Finance lease liabilities	62,979	52,362
Noncurrent:
Operating	Operating lease liabilities	227,326	274,372
Finance	Finance lease liabilities	78,955	74,826
Total Lease Liabilities		$419,315	$460,185

The following table shows the classification and location and the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Years Ended October 31,
	Location	2022	2021
Operating lease expense	General and administrative expense	$145,710	$83,593
Finance lease expense:
Interest on lease liability	Interest expense	13,530	11,646
Total Lease expense		$159,240	$95,239

Minimum contractual obligations for the Company’s leases (undiscounted) as of October 31, 2022 were as follows:

	Operating	Finance
Fiscal year 2023	$67,734	$71,568
Fiscal year 2024	67,734	65,387
Fiscal year 2025	67,734	12,803
Fiscal year 2026	67,734	5,150
Fiscal year 2027	67,734	-
Thereafter	180,619	-
Total Lease Payments	$519,289	$154,908
Less Imputed interest	(241,908)	(12,974)
Total lease liability	$277,381	$141,934

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	October 31, 2022		October 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.6	2.3	8.6	2.9
Weighted-average discount rate (1)	10.00%	7.61%	10.00%	8.11%

(1) The discount rate used for operating leases is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

The following table includes other quantitative information for the Company’s leases for the years indicated:

	Years Ended October 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$145,710	$83,593
Cash payments for finance leases	75,698	48,656

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of October 31, 2022 and 2021:

	October 31, 2022	October 31, 2021
Short Term
Revolving line of credit	$-	$58,596
Total Short-Term Debt	$-	$58,596

Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2021 Series convertible notes – related party	480,000	800,000
2022 Series convertible notes	200,000	-
Senior secured convertible note	-	3,000,000
Total Long-Term Debt	$2,669,246	$5,789,246

The table below presents the future maturities of outstanding debt obligations as of October 31, 2022:

Fiscal year 2023	$-
Fiscal year 2024	480,000
Fiscal year 2025	-
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Total	$2,669,246

Revolving line of credit

The Company, through its wholly owned subsidiary Fitore, maintained a $60,000 revolving line of credit. The line of matured on February 2, 2022 and was renewed for one year. Interest expense recorded in connection with the line of credit was $1,649 and $376 during the years ended October 31, 2022 and 2021, respectively. On June 6, 2022, this line of credit was paid in full. As of October 31, 2022 and 2021, borrowing on this line was $0 and $58,596.

Unsecured 6% Note Payable Related Party

On October 31, 2020, the Company converted accrued and unpaid compensation in the amount of $767,288 payable to the Company’s Chief Science Officer into an unsecured promissory note. The note bears simple interest at 6% per annum and is due and payable on December 31, 2025; provided, however, if certain conditions have not been satisfied at that time, the maturity date of the note will be extended to the date that is 60 days after the satisfaction of those conditions. Interest expense on this note was $46,038 and $46,038 for the years ended October 31, 2022 and 2021, respectively. Accrued interest on this note was $92,076 and $46,038 October 31, 2022 and 2021, respectively.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

Unsecured 4% Note Payable - Related Party

On October 31, 2020, the Company converted accrued and unpaid compensation and interest, in the amount of $1,221,958 payable to the Company’s Chief Science Officer, into an unsecured promissory note. The note bears simple interest at 4% per annum and is due and payable on December 31, 2025; provided, however, if certain conditions have not been satisfied at that time, the maturity date of the note will be extended to the date that is 60 days after the satisfaction of those conditions. Interest expense on this note was $48,878 and $48,878 for the years ended October 31, 2022, and 2021, respectively. Accrued interest on this note was $97,756 and $48,878 as of October 31, 2022 and 2021, respectively.

2021 Series Convertible Notes - Related Party

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, and were set to mature on July 31, 2024 and were convertible into common stock, at the holder’s option, at $1.00 per share. On October 22, 2021, the holder of $200,000 of the convertible note converted the note into 8,000 shares of Series A Preferred Stock (Note 7).

On April 15, 2022, the Company issued 310,561 Common Shares in connection with the conversion of $300,000 in principal together with $10,562 in accrued interest of a 2021 Series Note held by the then Chief Executive Officer of the Company, Dr. Jack Zamora. The Common Shares were issued at $1.00 per share.

On April 15, 2022, the Company issued 20,704 Common Shares in connection with the conversion of $20,000 in principal together with $704 in accrued interest of a 2021 Series Note. The Common Shares were issued at $1.00 per share.

The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $800,000 as October 31, 2022 and 2021, respectively. During the years ended October 31, 2022 and 2021, the Company recorded $31,276 and $12,219, respectively, in interest expense. As of October 31, 2022 and October 31, 2021, accrued, but unpaid, interest on these notes was $29,983 and $9,973, respectively.

Senior Secured Convertible Note Payable

On October 12, 2021, the Company borrowed $3,000,000 in connection with a Senior Secured Convertible Promissory Note. The note was set to mature on October 12, 2026 and bore interest at 5%. The note allowed for borrowings up to $10,000,000. The note was secured by all the assets of the Company and was eligible to be prepaid in whole or in part at any time prior to maturity. The note was convertible together with accrued interest at $1.00 per share.

The note contained both negative and positive covenants. Pursuant to an Escrow Agreement executed in connection with the note, 25% of the proceeds of the note (“Escrow Amount”) were held in a restricted account. Pursuant to this provision, the Company recorded restricted cash of $750,000 reflecting the restricted amount as of October 31, 2021.

On February 22, 2022, this note, along with accrued interest of $17,158, was voluntarily converted into 3,712,500 shares of common stock issued at $1.00 per share. In connection with the conversion, the Company recognized a loss of $695,342.

The outstanding balance of the note was $0 and $3,000,000 as of October 31, 2022 and 2021, respectively. Accrued interest recorded as of October 31, 2022 and 2021, amounted to $0 and $7,808 respectively. Interest expense was $46,849 and $7,808 for the years ended October 31, 2022 and 2021, respectively.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

2022 Series Convertible Notes

During June and July of 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. The notes are payable solely in common stock of the Company and convertible upon the closing of a Qualified Financing of at least $5,000,000, upon the closing of a change in control, at the option of the holder of the notes or at maturity.

During the years ended October 31, 2022 and 2021, the Company recorded $3,205 and $0 in interest expense on these notes, respectively. As of October 31, 2022 and 2021, the Company had accrued $3,205 and $0, respectively, in interest on these notes.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of October 31, 2022 and 2021, 0 and 136,059 shares of Series A Convertible Preferred Stock were issued and outstanding.

The following is a summary of the rights and preferences of the Series A Convertible Preferred Stock.

Liquidation preferences shall mean $25 per share, subordinate to the stated value of the outstanding shares of preferred stock ranking senior to the Series A Convertible Preferred Stock and senior to the rights of the holders of common stock.

The holders of the Series A Convertible Preferred Stock were entitled to cumulative dividends at the annual rate of 8% based on the Stated Value per share, payable on the maturity date, which was five years from the date of issuance. Dividends are payable in the form of shares of common stock valued at $0.25 per share.

The number of shares of common stock into which the Series A Convertible Preferred A Stock were convertible is determined by dividing (A) the sum of (i) the stated value of $25 per share, plus (ii) all accrued but unpaid dividends, by (B) the conversion price of $0.25 per share. The Series A Convertible Preferred Shares was convertible at the discretion of the holder or automatically if the trading price of the common stock into which the Series A Convertible Preferred Shares were convertible equaled or exceeded 200% of the conversion price as in effect for ten or more consecutive trading days.

The holders of the Series A Convertible Preferred Stock had the right to vote on any matters presented to the stockholders at any regular or special meeting of the stockholders of the Company.

The Series A Convertible Preferred Shares were issued as part of a unit, each unit containing 2,000 shares of Series A Convertible Preferred Stock, a Class A Warrant to purchase up to 100,000 shares of Common Stock, exercisable for three years at an exercise price of $0.50 per share, and a Class B Warrant to purchase up to 100,000 shares of Common Stock, exercisable for five years at an exercise price of $1.00 per share (see warrants as described further below).

Activity for the year ended October 31, 2022

On March 31, 2022, the holders of all 136,059 shares of outstanding Series A Convertible Preferred Stock converted those shares and all accrued but unpaid dividends into 14,806,028 shares of Common Stock of the Company. As of October 31, 2022, there were no Series A Convertible Preferred Shares outstanding.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

Activity for the fiscal year ended October 31, 2021

During the fiscal year ended October 31, 2021, the Company sold 71,600 Series A Convertible Preferred Shares for net proceeds of $1,790,000. The shares were sold through a private placement of 35.8 units. Each unit was priced at $50,000 and consisted of 2,000 shares of Series A Convertible Preferred Stock, a Class A Warrant to purchase up to 100,000 shares of Common Stock, exercisable for three years at an exercise price of $0.50 per share, and a Class B Warrant to purchase up to 100,000 shares of Common Stock, exercisable for five years at an exercise price of $1.00 per share (see warrants as described further below).

On October 22, 2021, the Company issued 8,000 Preferred A Shares to a former stockholder of Fitore in exchange for the extinguishment of a $200,000 note payable. The note had been issued in connection with the acquisition of Fitore (Note 4).

On October 31, 2021, the Company issued 3,459 Preferred A Shares to the Chief Executive Officer of the Company in exchange for the forgiveness of $86,464 of advances to the Company.

On August 1, 2021, the Company issued 12,000 Series A Convertible Preferred Shares to four former stockholders as consideration for the acquisition of Fitore (Note 4).

In connection with the sale of the Series A Convertible Preferred Shares, the Company determined that there was an embedded conversion feature associated with the preferred shares. The total intrinsic value of the beneficial conversion feature was determined to be approximately $930,577. For the years ended October 31, 2022 and 2021, $793,175 and $110,938, respectively, was recorded as deemed dividends.

Dividend

The holders of the Series A Convertible Preferred Shares were entitled to receive dividends at an annual rate of 8% based on the stated value per share, payable when declared by the issuance of Company common stock at $0.25 per share. Dividends were cumulative from the date of the final closing of the private placement, whether or not, in any dividend period or periods, the Company has assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series A Convertible Preferred Shares do not bear interest. Dividends are payable upon declaration by the Board of Directors. All accrued but unpaid dividends were paid when the Preferred Stock was converted.

Cumulative dividends earned as of October 31, 2022 and 2021 are set forth in the table below:

	Stockholders at Period End	Accumulated Dividends
Balance at October 31, 2020	11	$48,516
Issued	24	124,980
Balance at October 31, 2021	35	173,496
Issued	-	126,542
Converted	(35)	(300,038)
Balance at October 31, 2022	-	$-

Common Stock

As of October 31, 2022, the Company had authorized 500,000,000 shares of $0.001 par value common stock. As of October 31, 2022 and 2021, 115,160,180 and 96,310,387 shares were issued and outstanding, respectively.

Activity for the year ended October 31, 2022

On February 22, 2022, the Company issued 3,712,500 shares at $1.00 in connection with the conversion of the Senior Secured Convertible Note Payable in the amount of $3,000,000 along with accrued interest of $17,158 and $695,342 in unearned interest through the term of the note. The Company recorded a loss of $695,342 in connection with the conversion of the note.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

On March 31, 2022, the Company issued 14,806,028 shares in connection with the conversion of 136,059 shares of Series A Convertible Preferred Stock.

On April 15, 2022, the Company issued 310,561 shares in connection with the conversion of $300,000 in principal together with $10,562 in accrued interest of a 2021 Series Note held by the then Chief Executive Officer of the Company. The shares were issued at $1.00 per share.

On April 15, 2022, the Company issued 20,704 shares in connection with the conversion of $20,000 in principal together with $704 in accrued interest of a 2021 Series Note. The shares were issued at $1.00 per share.

Activity during the year ended October 31, 2021

On October 10, 2021, the Company issued 23,105,187 shares in connection with the conversion of $316,027 in principal and $110,035 in accrued interest of the Company’s 10% Convertible Promissory Notes and $555,000 in principal and $174,197 accrued interest of the Company’s 10% Convertible Promissory Notes – Related Party. The shares were valued at $0.05 per share, the stated conversion rate contained in the notes, and no gain or loss was recorded.

On September 1, 2021, the Company issued 75,000 shares valued at $14,250 in connection with the execution of a release and settlement agreement.

On August 1, 2021, the Company issued 27,000,000 shares in connection with the acquisitions of Fitore and Infinivive. (Note 4)

The Company valued shares issued in connection with transactions occurring on August 1, 2021 and subsequent at $0.19 per share, based on a valuation analysis performed in connection with ASC 805 (Note 4). Common share transactions occurring for the period November 1, 2020 through October 8, 2021 were valued at the then estimated market values of the respective shares issued.

Stock-Based Compensation

Activity for the year ended October 31, 2022

On March 1, 2022, the Company issued 350,000 stock purchase options to an employee and a consultant to the Company. The options are exercisable at $0.50 per share and vest as follows: 60,000 vested at the date of grant and 48,333 vest on each anniversary date so long as the individuals continue providing service to the Company. The options are exercisable for a period of ten years.

On July 6, 2022, the Company issued 5,000,000 stock purchase options to the newly appointed Chief Executive Officer of the Company. The options are exercisable at $0.50 per share and vest as follows: 1,000,000 vested at the date of grant and 1,000,000 vest on each anniversary date so long as the executive remains affiliated with the Company. The options are exercisable for a period of ten years.

Activity for the year ended October 31, 2021

On November 30, 2020, the Company issued 3,000,000 stock purchase options to officers of the Company. The options are exercisable at $0.50 per share and vest 20% on each anniversary date thereafter so long as the individuals remain affiliated with the Company. The options are exercisable for a period of ten years.

On November 30, 2020, the Company issued 1,000,000 stock purchase options to an officer of the Company. The options are exercisable at $0.50 per share and were to vest 20% on each anniversary date thereafter until fully vested. The options were exercisable for a period of ten years. The officer was separated from the Company in February 2021. The Board of Directors of the Company approved the retention of the options by the officer under the tenor of a consulting agreement, the remaining unvested portion of the options were vested immediately.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

On December 1, 2020, the Company issued 5,000,000 stock purchase options to the then Chief Executive Officer of the Company. The options are exercisable at $0.50 per share. In connection with the executive’s separation from the Company (See Note 10), 4,000,000 of these options were forfeited. The options are exercisable for a period of ten years.

On February 1, 2021, the Company issued 500,000 stock purchase options to a then consultant to the Company. The options are exercisable at $0.50 per share and vest 20% on each anniversary following the date of grant so long as the consultant remains affiliated with the Company.

On August 1, 2021, the Company issued 2,000,000 stock purchase options in connection with the execution of two employment agreements. The options are exercisable at $0.50 per share and vest 20% on each anniversary following the date of grant so long as the individuals remain affiliated with the Company. The options are exercisable for a period of ten years.

On August 1, 2021, the Company issued 20,000 stock purchase options to an employee of the Company. The options are exercisable at $0.40 per share. These options vest 33% on each anniversary date from the date of grant so long as the individual remains affiliated with the Company and are exercisable for ten years.

On October 1, 2021, the Company issued 2,620,000 stock purchase options to employees and an officer of the Company. All of the foregoing options vest 20% on each anniversary date of the date of grant so long as the individuals remain affiliated with the Company and are exercisable at a price of $0.50 per share for a period of ten years.

On October 1, 2021, the Company issued 1,000,000 options to a member of the Board of Directors of the Company The options are exercisable at $0.50 per share. These options vest 500,000 on the date of grant, 125,000, 125,000 and 250,000 on each of the three successive anniversary dates so long as the individual remains affiliated with the Company and are exercisable for ten years.

Also on October 1, 2021, the Company issued 120,000 options to two consultants to the Company. The options are exercisable at $0.50 per share, vest 30,000 on the date of grant and 30,000 on each anniversary of the date of grant and are exercisable for ten years.

Grants during the years ended October 31, 2022 and 2021 are all considered to be non-qualified.

The fair value of the options granted during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31, 2022	October 31, 2021
Risk-free interest rate	1.67%-2.99	0.62%-1.26%
Dividend yield	0.00	0.00
Volatility factor	195%-198%	198.47%-227.05%
Weighted average expected life	10	8.16

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

The table below presents option activity for the years ended October 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2020	12,970,000	$0.10	6.85	$-
Options exercised	-	-	-	-
Options granted	15,260,000	0.49	7.97	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2021	28,230,000	0.31	7.56	-

Options exercised	-	-	-	-
Options granted	5,350,000	0.50	9.91	2,675,000
Options expired	-	-	-	-
Options forfeited	(4,354,000)	(0.48)	(8.90)	(2,247,140)
Balance at October 31, 2022	29,226,000	$0.32	7.64	$19,873,680

Stock based compensation expense related to options for the years ended October 31, 2022 and 2021 amounted to $2,197,597 and $2,040,617, respectively. As of October 31, 2022 and 2021, 18,101,327 and 12,330,000 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $5,086,039 and $3,548,662 as of October 31, 2022 and 2021, respectively.

Warrants

During the year ended October 31, 2022, the Company did not issue any warrants.

Activity for the year ended October 31, 2021

In connection with the issuances of Series A Preferred Stock Units during the year ended October 31, 2021, the Company issued Class A warrants to purchase up to 4,572,929 shares of Common Stock and Class B warrants to purchase up to 4,572,929 shares of Common Stock. The series A warrants are exercisable as of the date of grant at $0.50 cents per share for a period of three years from the date, of grant. The Series B warrants are exercisable as of the date of grant at $1.00 per share for a period of five years.

A summary of the Company’s common stock underlying the outstanding warrants as of October 31, 2022 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2020	4,100,000	$0.75	3.15
Warrants A – Granted during the period	4,752,928	0.50	2.43
Warrants B – Granted during the period	4,752,928	1.00	4.53
Outstanding – October 31, 2021	13,605,856	0.75	3.48
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Outstanding – October 31, 2022	13,605,856	$0.75	2.48

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment agreements

On July 6, 2022, the Company hired Christopher Furman as its new Chief Executive Officer. Mr. Furman will receive an annual base salary of $400,000 and an annual bonus of up to 100% of his base salary. In addition, Mr. Furman received 5,000,000 options to purchase common stock at an exercise price of $0.50 per common share. On July 6, 2022, 1,000,000 of these options vested, with an additional 1,000,000 options vesting on July 6 in each of the next four years so long as Mr. Furman remains affiliated with the Company.

On December 1, 2021, the Company and John Evans entered into a Consulting Agreement (“Evans Consulting Agreement”). Under the terms of the Evans Consulting Agreement, Mr. Evans is to provide advisory services to the CEO and CFO of the Company. The term of the Evans Consulting Agreement is for four years and initially compensates Mr. Evans in the amount of $200,000 per annum. This compensation will be increased to $250,000 per annum at the time that the Company receives a financing of $10 million or more. In connection with the execution of the Consulting Agreement, stock options granted to Mr. Evans in connection with the execution of his employment agreement on November 30, 2020 shall continue to vest according to their initial terms.

On December 8, 2020, the Company entered into a new employment agreement with Tiana States, Chief Manufacturing Officer (the “States Agreement”). Pursuant to the terms of the States Agreement, the Company agreed to pay Mrs. States a base salary of $125,000, which was subsequently increased to $200,000 per annum, for a term of five years. In addition, Mrs. States is eligible to receive an annual bonus in the form of cash in the amount of up to 50% of her base salary in the discretion of the CEO and Board of Directors. The States Agreement shall renew in one-year periods unless either Mrs. States or the Company gives notice that the agreement will not be renewed with a 90-day notice.

On December 1, 2020, the Company entered into a new employment agreement with James Musick, Chief Science Officer (the “Musick Agreement”). Pursuant to the terms of the Musick Agreement, the Company agreed to pay Dr. Musick a base salary of $150,000 per annum for a term of five years. In addition, Dr. Musick is eligible to receive an annual bonus in the form of cash in the amount of up to 100% of his base salary at the discretion of the CEO and the Board of Directors. Following expiration of the initial five-year term, the Musick Agreement renews in one-year periods unless either Dr. Musick or the Company gives notice that the agreement will not be renewed with a 90-day notice. In the event of a change in control, termination of his employment by the Company without cause or termination by Dr. Musick with good reason, the Company would be obligated to pay him certain severance payments.

On December 1, 2020, the Company entered into a new employment agreement with Dr. Jack Zamora, Chief Executive Officer and President (“Zamora Agreement”) with a term of five years. On November 20, 2022, the Company entered into a Mutual Release and Settlement Agreement with Dr. Zamora relating to his separation from the Company (the “Settlement Agreement”). Among other things, the Settlement Agreement provides that Dr. Zamora in not entitled to any additional compensation from the Company under the Zamora Agreement. See Note 10 for additional information relating to the Settlement Agreement.

On October 1, 2021, the Company appointed Nathan Haas as the Chief Financial Officer and entered into an employment agreement with him. Pursuant to the terms the Nathan Haas CFO Agreement, the Company agreed to pay Mr. Haas a base salary of $175,000 per annum for a term of five years. In addition, Mr. Haas is eligible to receive an annual bonus in the form of cash in the amount of up to 100% of his base salary payable at the discretion of the CEO and Board of Directors. Following the initial five-year term, the Nathan Haas Agreement would renew in one-year periods unless either Mr. Haas or the Company gave notice that the agreement would not be renewed with a 90-day notice.

On August 1, 2021, the Company entered into a new employment agreement (the “Tanner Haas Agreement”) with Tanner Haas, the chief executive officer of Fitore. The Company agreed to pay Mr. Haas a base salary of $135,000 per annum for a term of five years. In addition, Mr. Haas was eligible to receive an annual bonus in the form of cash in the amount of up to 100% of his base salary payable at the discretion of the CEO and Board of Directors. The Tanner Haas Agreement was to renew in one-year periods unless either Mr. Haas or the Company gave notice that the agreement would not be renewed with a 90-day notice. Effective June 30, 2022, Mr. Hass’ employment with Fitore was terminated. He is entitled to severance of one year’s salary, to be paid over the ensuing 12 months.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

NOTE 10 – RELATED PARTY TRANSACTIONS

Settlement Agreement with Dr. Zamora

As part of the Settlement Agreement dated November 20, 2022 (the “Effective Date”), the parties agreed to confidentiality and non-disparagement restrictions, as well as a release of any potential claims against each other. In addition, certain provisions of Dr. Zamora’s Employment Agreement that survive termination of employment were modified to provide that Dr. Zamora shall not, for a period of one year from the Effective Date, “directly or indirectly solicit any person who has been a customer or employee of the Company during the period of one (1) year prior to the Effective Date.” The Settlement Agreement also provides for the termination of all previous supply agreements between the Company and Dr. Zamora, effective immediately, with such previous agreements to be replaced by the Supply Agreement described below.

Standstill Agreement

On the Effective Date, in connection with the Settlement Agreement, the Company entered into a Standstill Agreement with Dr. Zamora (the “Standstill Agreement”).

Supply Agreement

On the Effective Date, in connection with the Settlement Agreement, the Company entered into a Supply Agreement with Dr. Zamora (the “Supply Agreement”), pursuant to which the Company agreed to provide InfiniVive MD Exosome Serum and InfiniVive Daily Serum (the “Cosmetic Products”) to Dr. Zamora at his request. The provision of the Cosmetic Products under the Supply Agreement is subject to minimum and maximum quantity limitations. The Supply Agreement is effective for a period of five years, unless earlier terminated. The Company or Dr. Zamora may terminate the Supply Agreement immediately in prescribed circumstances, including if either party defaults with respect to its obligations under the Supply Agreement and, if the default is capable of being cured, does not cure such default within 30 days after receiving notice of such default. If the Supply Agreement is deemed terminated by Dr. Zamora for failure of the Company to supply the Cosmetic Products in accordance with its terms or by the Company without cause, the Standstill Agreement would be deemed terminated and of no further force or effect.

Memorandum of Understanding

On the Effective Date, in connection with the Settlement Agreement, the Company entered into a Memorandum of Understanding with Dr. Zamora (the “MOU”) in order to support clinical research for the Company’s AlloRx® stem cells (“AlloRx”). Under the MOU, the Company agreed to provide AlloRx at a specified price to international clinical research facilities or other clinics with which Dr. Zamora may become affiliated, provided that certain regulatory conditions are satisfied, including proof of satisfaction of applicable United States and local legal requirements. The MOU will be effective for a period of five years, unless earlier terminated or replaced by mutual written agreement between Dr. Zamora and the Company. The MOU may also be earlier terminated in the event any clinic or the Company materially breaches the terms and conditions of the MOU. In the event the MOU is terminated by Dr. Zamora for failure of the Company to supply AlloRx in accordance with its terms or by the Company without cause, the Standstill Agreement would be deemed terminated and of no further force or effect.

Accounts Receivable and Revenues

Dr. Zamora was also a significant customer of the Company in his capacity as a practicing physician. (See also Note 8 and Note 9 for more information regarding this individual.) As of October 31, 2022 and 2021, Dr. Zamora owed the Company $0 and $0, respectively. During the years ended October 31, 2022 and 2021, Dr. Zamora accounted for $30,500 and $362,800 in product sales, respectively. These sales amounts were 1% and 29% of total product sales, respectively, for the years ended October 31, 2022 and 2021.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of October 31, 2022 and 2021, the Company owes this entity $0 and $0, respectively, in past rent. The rental rates charged to the Company, $5,645 per month, are consistent with commercial rental rates in the area.

As of October 31, 2022 and 2021, the Company owed an entity controlled by Dr. Zamora $137,953 and $172,147, respectively, for goods and services paid for on behalf of the Company by the related entity.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

Amounts due to Dr. Zamora were relieved in November 2022 as part of the Settlement Agreement as described elsewhere herein.

As of October 31, 2022 and 2021, the Company owed the former CEO of Fitore $94,559 and $0, respectively, in severance pay and related taxes.

Accrued Compensation and Advances Payable

Through October 31, 2020, the Company had recorded $1,221,958 in accrued compensation payable to the Chief Science Officer. Through October 31, 2020, the Company had recorded $767,288 in connection with interest accrued on the compensation payable and accrued bonuses due the Chief Science Officer. These amounts were converted into unsecured convertible promissory notes on October 31, 2020. (See Note 7 for further information.)

Convertible Notes, Debt Discount and Accrued Interest

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, mature on July 31, 2024 and are convertible, at the holder’s option, at $1.00 per common share. On October 22, 2021, the holder of $200,000 of the convertible notes converted the note and accrued but unpaid interest into four Series A Preferred Stock units. On April 15, 2022, the holders of $320,000 of the convertible notes converted the notes and accrued but unpaid interest into 331,266 shares of common stock. The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $800,000 as of October 31, 2022 and 2021, respectively. During the years ended October 31, 2022 and 2021, the Company recorded $31,276 and $12,219, respectively, in interest expense. As of October 31, 2022 and 2021, accrued, but unpaid, interest on these notes was $29,983 and $9,973, respectively.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under the provisions of ASC 740, a deferred tax asset or liability (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or ensuing years.

The Company has not recorded an income tax expense. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.

Significant components of the Company’s net deferred tax assets for federal and state income taxes at October 31, 2022 and 2021 consist of the following:

	Years Ended October 31,
	2022	2021

Net operating loss carryforward	$2,163,000	$1,308,000
Stock compensation	1,258,000	697,000
Basis of shares in subsidiary	445,000	345,000
Capitalized intangible costs	(253,000)	(351,000)
Accruals and reserves	94,000	(27,000)
Deferred tax assets	3,707,000	1,972,000
Valuation allowance	(3,707,000)	(1,972,000)

Effective income tax asset	$–	$–

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

As of October 31, 2022 and 2021, the Company has net operating loss carry forwards of approximately $8,465,000 and $4,581,000, respectively, available to reduce future taxable income, if any, for both Federal and Colorado state income tax purposes. The net operating loss carry forwards generated from tax years ending after December 31, 2017 will not expire. Net operating loss carry forwards generated from tax years ending before January 1, 2018 expire after 20 years. Valuation allowances have been reserved, where necessary. The net valuation allowance increased by $1,735,000 for the period ended October 31, 2022.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired, and the allowance is no longer required.

NOTE 12 – SUBSEQUENT EVENTS

On January 6, 2023, the Company sold $405,000 of its 8% Convertible Promissory Notes (the “Notes”) and common stock purchase warrants (“Warrants”) to five (5) investors. The sale and purchase were made through a Convertible Note and Warrant Purchase Agreement (“Purchase Agreement”) entered into with each investor.

The Notes bear interest at the rate of eight per cent per year and are payable solely in shares of the Company’s common stock. The Notes may be converted at any time at the option of the holder and are payable in full at the earliest of (i) the completion of a “Qualified Financing,” as defined below, (ii) a change in control, (iii) in the event of default, or (iv) the maturity date, which is five years from the date of issuance. A Qualified Financing is defined in the Purchase Agreement as any financing completed after the date of issuance of the Notes involving the sale of the Company’s equity securities primarily for capital raising purposes resulting in gross proceeds to the Company of at least $5 million. Upon completion of a Qualified Financing, each Convertible Note is convertible into the securities issued in such financing (the “Qualified Financing Securities”) in an amount determined by dividing (i) the outstanding principal on the Note plus all accrued interest by (ii) the lessor of (x) the “Discounted Qualified Financing Price” and (y) the “Capped Price.” In the event of a change in control or default, voluntary conversion or upon maturity, each Note is convertible into that number of shares of the Company’s common stock that equals (i) the outstanding principal amount of the Note plus any accrued but unpaid interest, divided by (ii) the Capped Price.

The Discounted Qualified Financing Price is defined as the per share price at which the shares of the Qualified Financing Securities are sold in such Qualified Financing as determined for accounting purposes under GAAP, multiplied by 0.75. The Capped Price is the per share price implied by a fully-diluted (on an as-converted to common stock basis), pre-money valuation of $200,000,000 for the Company.

Each Warrant issued by the Company pursuant to the Purchase Agreement entitles the holder to purchase that number of fully paid and nonassessable shares of the Company’s common stock determined (A) in the case following a Qualified Financing, by dividing (i) the sum of the aggregate outstanding principal amount of the Convertible Note plus all accrued and unpaid interest thereon at the time of conversion multiplied by .25, by (ii) the quotient of the Discounted Qualified Financing Price divided by .75, or (B) in connection with a Change of Control, by dividing (i) the sum of the aggregate outstanding principal amount of the Convertible Note plus all accrued and unpaid interest thereon at the time of the Note’s conversion, by (ii) the Capped Price, subject to adjustment as set forth in the Warrant. In each case, the Warrants are exercisable at a price of $0.625 per share for a period of five years.

Participation Rights. Each Note entitles the holder to purchase in a Qualified Financing an amount of Qualified Financing Securities (as defined above) up to 200% of the aggregate principal amount of the Notes subscribed for by such holder in this Offering.

