Form 10-Q
period 2023-01-31
Vitro Biopharma, Inc.
filed 2023-03-14
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 14, 2023, there were outstanding 115,160,180 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended january 31, 2023

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

	January 31, 2023	October 31, 2022
	(Unaudited)
ASSETS

Cash	$181,389	$741,538
Accounts Receivable, Net	62,378	73,537
Accounts Receivable – Related Party	2,250	-
Inventory	263,606	280,138
Prepaid Expense	151,622	140,759
Prepaid project costs	345,796	217,747
Deferred Offering Costs	1,546,250	1,482,422

Total Current Assets	2,553,291	2,936,141

Goodwill	3,608,949	3,608,949
Intangible Assets, Net	1,344,467	1,377,401
Property and Equipment, Net	313,576	351,940
Patents, Net	8,390	8,390
Right of Use Asset – Operating Lease	264,368	277,381
Other Assets	13,860	13,860

Total Assets	$8,106,901	$8,574,062

LIABILITIES

Accounts Payable	$861,808	$604,606
Deferred Revenue	650,000	650,000
Accrued Liabilities	912,883	939,523
Accrued Liabilities – Related Party	53,856	232,512
Current Maturities of Capital Lease Obligations	64,208	62,979
Current Maturities of Operating Lease Obligations	48,754	50,055

Total Current Liabilities	2,591,509	2,539,675

Capital Lease Obligations, Net of Current Portion	62,435	78,955
Operating Lease Obligation, Net of Current Portion	215,614	227,326
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2021 Series Convertible Notes Payable – Related Party	480,000	480,000
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	332,445	-
2023 Series Convertible Notes Payable Derivative/Warrant Liability	73,162	-
Long Term Accrued Interest Payable	6,472	3,205
Long Term Accrued Interest Payable – Related Party	249,788	219,815

Total Long-Term Liabilities	3,609,162	3,198,547

Total Liabilities	6,200,671	5,738,222

STOCKHOLDERS’ EQUITY

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 500,000,000 Shares Authorized, par value $0.001, 115,160,180 and 115,160,180 Outstanding, respectively	115,440	115,440
Additional Paid in Capital	25,784,331	25,523,816
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(23,909,541)	(22,719,416)

Total Stockholders’ Equity	1,906,230	2,835,840

Total Liabilities and Stockholders’ Equity	$8,106,901	$8,574,062

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022

Product Sales	$301,031	$638,606
Product Sales, Related Parties	18,000	17,750
Consulting Revenue	25,000	500,000
Total Revenue	344,031	1,156,356
Less Cost of Goods Sold	(66,511)	(157,847)
Gross Profit	277,520	998,509

Operating Costs and Expenses:
Selling, General and Administrative	1,421,170	1,282,938
Research and Development	6,833	2,570

Loss From Operations	(1,150,483)	(286,999)

Other Expense:
Interest Expense	(39,693)	(74,733)
Unrealized Gain on Series 2023 Derivative/Warrant Liability	51	-

Net Loss	(1,190,125)	(361,732)

Deemed Dividend on Series A Convertible Preferred Stock	-	(48,510)
Cumulative Series A Convertible Preferred Stock Dividend Requirement	-	(43,300)

Net Loss Available to Common Stockholders	$(1,190,125)	$(453,542)

Net Loss per Common Share, Basic and Diluted	$(0.01)	$(0.00)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	115,160,180	96,310,387

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2021	136,059	$136	96,310,387	$96,590	$19,301,167	$(84,000)	$(15,859,367)	$3,454,526

Stock based compensation	-	-	-	-	242,505	-	-	242,505
Beneficial conversion feature on convertible preferred stock	-	-	-	-	48,510	-	-	48,510
Deemed dividend on convertible preferred stock	-	-	-	-	(48,510)	-	-	(48,510)
Net loss	-	-	-	-	-	-	(361,732)	(361,732)

Balance at January 31, 2022	136,059	$136	96,310,387	$96,590	$19,543,672	$(84,000)	$(16,221,099)	$3,335,299

Balance at October 31, 2022	-	$-	115,160,180	$115,440	$25,523,816	$(84,000)	$(22,719,416)	$2,835,840

Forgiven accrued payables – related party	-	-	-	-	137,953	-	-	137,953
Stock based compensation	-	-	-	-	122,562	-	-	122,562
Net loss	-	-	-	-	-	-	(1,190,125)	(1,190,125)

Balance at January 31, 2023	-	$-	115,160,180	$115,440	$25,784,331	$(84,000)	$(23,909,541)	$1,906,230

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022

Operating Activities

Net Loss	$(1,190,125)	$(361,732)
Adjustment to Reconcile Net Loss:
Unrealized Gain on Series 2023 Derivative/Warrant Liability	(51)	-
Depreciation Expense	38,363	22,969
Amortization Expense	32,934	9,544
Amortization of Operating Lease – ROU Asset	13,013	14,458
Accretion of Debt Discount	658	-
Stock Based Compensation	122,562	242,505
Changes in Assets and Liabilities
Accounts Receivable	11,159	(89,123)
Accounts Receivable, Related Parties	(2,250)	(17,750)
Inventory	16,532	(44,353)
Prepaid Expenses	(10,863)	13,978
Prepaid project costs	(128,049)	-
Accounts Payable	193,374	67,095
Deferred Revenue	-	(500,000)
Operating Lease Obligation	(13,013)	(14,458)
Accrued Liabilities	(26,639)	(190,477)
Accrued Liabilities – Related Party	(40,703)	54,614
Accrued Interest	3,267	10,390
Accrued Interest – Related Parties	29,973	23,924

Net Cash Used in Operating Activities	(949,858)	(758,416)

Investing Activities

Acquisition of Property and Equipment	-	(3,473)

Net Cash Used in Investing Activities	-	(3,473)

Financing Activities

Deferred Offering Costs	-	(370,155)
Issuance of 2023 Series Convertible Notes Payable - Stock Settled	405,000	-
Capital Lease Principal Payments	(15,291)	(10,992)
Payments on Revolving Line of Credit	-	(79)

Net Cash Provided by (Used in) Financing Activities	389,709	(381,226)

Total Cash Used During the Period	(560,149)	(1,143,115)
Beginning Cash Balance	741,538	4,376,983

Ending Cash Balance	$181,389	$3,233,868

Cash Paid for Interest	$5,796	$2,919
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Premium on issuance of 2023 Series Notes Payable - Stock Settled	$135,000	$-
Derivative/Warrant Liability on 2023 Series Notes Payable	$73,213	$-
Discount on Derivative/Warrant Liability on 2023 Series Notes Payable	$208,213	$-
Forgiveness of Accrued Liabilities – Related Party	$137,953	-
Beneficial Conversion Feature and Deemed Dividend on Convertible Preferred Stock	$-	$48,510
Deferred Offering Costs Recorded as Accounts Payable	$63,828	$-
Purchase of equipment on account	$-	$126,428

Cash and Cash Equivalents, end of period	$181,389	$2,521,368
Restricted cash, end of period	-	712,500
Total Cash, Cash Equivalents and Restricted cash in the Statement of Cash Flows	$181,389	$3,233,868

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022 as filed with the SEC (“Form 10-K”). Unless otherwise noted in this Interim Report, there have been no material changes to the disclosures contained in the notes to the audited financial statements for the year ended October 31, 2022 contained in the Form 10-K.

The Consolidated Balance Sheet as of October 31, 2022 was derived from the audited financial statements included in the Form 10-K. In management’s opinion, the unaudited interim Consolidated Balance Sheet, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Certain prior period amounts were reclassified to conform to the current presentation on the Consolidated Financial Statements.

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Fitore, Inc. (“Fitore”) and InfiniVive MD, LLC (“InfiniVive”), both acquired effective August 1, 2021 (Note 4).

Concentrations

During the three months ended January 31, 2023 and 2022, 5% and 2% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 11 and Note 12). Dr. Zamora is also a 30% stockholder. During the three months ended January 31, 2023, 43% of the Company’s total revenue was attributable to product sales to one customer. During the three months ended January 31, 2022, another two customers accounted for 23% and 14% of the Company’s revenues. Other than the revenues derived through sales to an entity controlled by Dr. Zamora and the additional customers mentioned herein, no customer accounted for greater than 10% of the Company’s gross sales for the three months ended January 31, 2023 or 2022. In addition to the product revenue concentrations noted above, the Company recognized $25,000 in consulting revenue from a single client during the three months ended January 31, 2023. This amount was 7% of the total revenue recognized for the period.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022
Revenues:
Research and development products	$75,643	$298,069
AlloRx Stem Cells to Foreign Third-Party Clinics	148,283	155,591
Consulting revenue	25,000	500,000
InfiniVive products	75,050	135,075
Fitore products	20,615	67,621

Total	$344,591	$1,156,356

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

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of January 31, 2023, the Company has deferred $650,000 in revenue. The Company has recorded $345,796 in prepaid project costs related to this deferred revenue in current assets. The amounts recorded as deferred revenue and prepaid project costs will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement.

The table below summarizes Deferred Revenues as of January 31, 2023:

	October 31, 2022	Revenue Recognized	Revenue Deferred	January 31, 2023
Deferred Revenue	$650,000	$-	$-	$650,000
Total	$650,000	$-	$-	$650,000

During the three months ended January 31, 2023 and 2022, the Company recognized $0 and $500,000 in previously deferred revenue, respectively and $46,750 and $53,906 in expenses related to the JOA, respectively. The expenses are included in the Selling, general and administrative line on the accompanying consolidated statements of operations.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of January 31, 2023 and October 31, 2022, total accounts receivable, including related party accounts receivable of $2,250 as of January 31, 2023 amounted to $64,628 and $73,537, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of January 31, 2023 and October 31, 2022, the allowance for doubtful accounts was $0 and $2,500, respectively.

As of January 31, 2023, four customers accounted for 18%, 14%, 13% and 10% of accounts receivable. As of October 31, 2022, 28% and 10%, of the Company’s accounts receivable were attributable to sales to two customers. No other customer comprised more than 10% of the accounts receivable balance as of January 31, 2023 or October 31, 2022.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the three months ended January 31, 2023 and 2022, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	January 31, 2023	January 31, 2022

Stock options outstanding	29,226,000	28,230,000
Shares to be issued in connection with convertible preferred shares	-	13,605,900
Shares to be issued in connection with exercise of warrants	12,905,856	13,605,856
Shares to be issued upon conversion of convertible notes payable and accrued interest	-	3,007,808
2021 Series Convertible Notes Payable - Related Party – common shares	480,000	800,000
2022 Series Convertible Notes Payable - common shares	200,000	-
2023 Series Convertible Notes Payable - Stock Settlement	318,898	-
2023 Series Convertible Notes Payable - Stock Settled - warrants issuable	79,983	-
Total	43,210,737	59,249,564

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	January 31, 2023	October 31, 2022

Raw materials	$76,513	$112,023
Finished goods	187,093	168,115
Total inventory	$263,606	$280,138

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the three months ended January 31, 2023 and 2022, the Company did not record any impairment expense.

Recent Accounting Standards

The Company periodically reviews new accounting standards that are issued and has not identified any new standards that it believes merit further discussion or would have a significant impact on its financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $1.2 million for the three months ended January 31, 2023 and approximately $6.9 million for the year ended October 31, 2022. The Company had a working capital deficit of approximately $38,000 as of January 31, 2023. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate additional revenues and profit from operations.

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

NOTE 3 – FAIR VALUE MEASUREMENT

ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

● Level 1: Quoted prices available in active markets for identical assets or liabilities;

● Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; and

● Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash or valuation models.

The financial assets and liabilities are classified in the Condensed Consolidated Balance Sheets based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

As disclosed in Note 7, the 2023 Series Convertible Notes Payable - Stock Settled Derivative/Warrant Liability required identification and quantification of fair value. The estimated fair values as of January 10, 2023, the issuance date of the notes, are presented in Note 7.

As of January 31, 2023, the estimated fair values of the Company’s financial liabilities are presented in the following table:

January 31, 2023
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$73,162
Total	$73,162

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s 2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability, categorized as Level 3:

	Three Months Ended January 31, 2023	Year Ended October 31, 2022
Beginning Balance	$-	$-
Additions	73,213	-
Total (gains) or losses (realized/unrealized)	(51)	-
Included in operations	-	-
Ending Balance	$73,162	$-

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable -Stock Settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	January 31, 2023	October 31, 2022
Risk-free interest rate	3.63%-3.72%	-
Dividend yield	0.00	-
Volatility factor	199.89%-200.29%	-
Weighted average expected life	2.5	-

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and Convertible Notes Payable. The carrying values of cash, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s Convertible Notes Payable approximates fair value as they bear interest over the term of the loans.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	January 31, 2023	October 31, 2022

Leasehold improvements	$12,840	$12,840
Property and equipment	925,427	925,427
Total cost	938,267	938,267
Less accumulated depreciation	(624,691)	(586,327)
Net property and equipment	$313,576	$351,940

Depreciation expense for the three months ended January 31, 2023 and 2022 was $38,363 and $22,969, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of January 31, 2023:

	Remaining Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	13.75 years	$693,330	$(57,777)	$635,553
Patents, know-how and unpatented technology	13.75 years	710,060	(59,170)	650,890
Customer relationships	1.50 years	114,536	(56,512)	58,024
Total		1,517,926	(173,459)	1,344,467

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

During the three months ended January 31, 2023 and 2022, the Company recorded amortization expense of $32,934 and $9,544, respectively.

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

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	January 31, 2023	October 31, 2022
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$264,368	$277,381
Finance	Property and equipment, net	64,067	74,324
Total Lease Assets		$328,435	$351,705

Liabilities
Current:
Operating	Operating lease liabilities	$48,754	$50,055
Finance	Finance lease liabilities	64,208	62,979
Noncurrent:
Operating	Operating lease liabilities	215,614	227,326
Finance	Finance lease liabilities	62,435	78,955
Total Lease Liabilities		$391,011	$419,315

The following table shows the classification and location and the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Three Months Ended January 31,
	Location	2023	2022
Operating lease expense	General and administrative expense	$51,258	$19,351
Finance lease expense:
Interest on lease liability	Interest expense	2,900	2,491
Total Lease expense		$54,158	$21,842

Minimum contractual obligations for the Company’s leases (undiscounted) as of January 31, 2023 were as follows:

	Operating	Finance
Fiscal year 2023	$50,801	$53,676
Fiscal year 2024	67,734	65,387
Fiscal year 2025	67,734	12,803
Fiscal year 2026	67,734	5,150
Fiscal year 2027	67,734	-
Thereafter	180,619	-
Total Lease Payments	$502,356	$137,016
Less Imputed interest	(237,989)	(10,373)
Total lease liability	$264,367	$126,643

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	January 31, 2023		January 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.3	2.0	8.3	2.7
Weighted-average discount rate (1)	10.00%	7.61%	10.00%	8.11%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended January 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$51,258	$19,351
Cash payments for finance leases	15,291	10,992

The Company recorded amortization of the operating lease right-of-use asset of $13,013 and $14,458 for the three months ended January 31, 2023 and 2022, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of January 31, 2023 and October 31, 2022:

	January 31, 2023	October 31, 2022

Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2021 Series convertible notes – related party	480,000	480,000
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	-
Discount 2023 Series convertible notes	(72,555)	-
Total Long-Term Debt	$3,001,691	$2,669,246

The table below presents the future maturities of outstanding debt obligations as of January 31, 2023:

Fiscal year 2023	$-
Fiscal year 2024	480,000
Fiscal year 2025	-
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Fiscal year 2028	405,000
Total	$3,074,246

Unsecured 6% Note Payable Related Party

Interest expense on this note was $11,604 and $11,604 for the three months ended January 31, 2023 and 2022, respectively. Accrued interest on this note was $103,680 and $92,076 January 31, 2023 and October 31, 2022, respectively.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $12,320 and $12,321 for the three months ended January 31, 2023, and 2022, respectively. Accrued interest on this note was $110,076 and $97,756 as of January 31, 2023 and October 31, 2022, respectively.

2021 Series Convertible Notes - Related Party

The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as January 31, 2023 and October 31, 2022, respectively. During the three months ended January 31, 2023 and 2022, the Company recorded $6,049 and $10,081, respectively, in interest expense. As of January 31, 2023 and October 31, 2022, accrued, but unpaid, interest on these notes was $36,032 and $29,983, respectively.

Senior Secured Convertible Note Payable

The outstanding balance of the note was $0 and $0 as of January 31, 2023 and October 31, 2022, respectively. Accrued interest recorded as of January 31, 2023 and October 31, 2022, amounted to $0 and $0 respectively. Interest expense was $0 and $37,808 for the three months ended January 31, 2023 and 2022, respectively.

2022 Series Convertible Notes

During the three months ended January 31, 2023 and 2022, the Company recorded $1,261 and $0 in interest expense on these notes, respectively. As of January 31, 2023 and October 31, 2022, the Company had accrued $4,466 and $3,205, respectively, in interest on these notes.

2023 Series Convertible Notes – Stock Settled

On January 6, 2023, the Company sold $405,000 8%, 2023 Series Convertible Notes - Share Settled (the “Notes”) and common stock purchase warrants (“Warrants”) to five investors. The sale and purchase were made through a Convertible Note and Warrant Purchase Agreement (“Purchase Agreement”) entered into with each investor. The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” to account for the debt and also to determine the number of Warrants to be issued as the time of the conversion of the notes.

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

Each Warrant issued by the Company pursuant to the Purchase Agreement entitles the holder to purchase that number of fully paid and nonassessable shares of the Company’s common stock determined (A) in the case following a Qualified Financing, by dividing (i) the sum of the aggregate outstanding principal amount of the Convertible Note plus all accrued and unpaid interest thereon at the time of conversion multiplied by 0.25, by (ii) the quotient of the Discounted Qualified Financing Price divided by 0.75, or (B) in connection with a Change of Control, by dividing (i) the sum of the aggregate outstanding principal amount of the Convertible Note plus all accrued and unpaid interest thereon at the time of the Note’s conversion, by (ii) the Capped Price, subject to adjustment as set forth in the Warrant. In each case, the Warrants are exercisable at a price of $0.625 per share for a period of five years.

Participation Rights. Each Note entitles the holder to purchase in a Qualified Financing an amount of Qualified Financing Securities (as defined above) up to 200% of the aggregate principal amount of the Notes subscribed for by such holder in this Offering.

The Company contemplated ASC 480-10-30-7 related to the valuation of the embedded conversion feature contained in the Notes. The Company deemed that the most likely scenario to be utilized for valuing the conversion feature was a qualified financing. Therefore, the Company deemed that the Notes were issued at a premium related to the definition of Discounted Qualified Financing Price contained in the Purchase Agreement. The premium recognized at the inception of the stock settled debt was $135,000.

The Company assessed the Warrants first under ASC 480. Based on the attributes of the Warrants, the Company determined that the Warrants are outside of the scope of ASC 480 and proceeded to assess the Warrants under ASC 815 to determine if the Warrants are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the Warrants are not the inputs per 815-40-15-7E, the Warrants are not deemed to be indexed to the Company’s own stock, and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value of $73,213 at issuance, which amount is remeasured at fair market value at the end of each reporting period. The combination of the premium related to the conversion feature of $135,000 and the warrant liability of $73,213 resulted in the recognition of a debt discount of $208,213 at issuance.

The combination of the $135,000 premium associated with the conversion feature of the Notes and the $208,213 discount associated with the Warrants results in a net discount of $73,213 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2023 is 13.0%. During the quarter ended January 31, 2023, the Company recorded accretion expense of $658 and a gain on the fair value of the warrant liability of $51 with no comparable amounts in the prior period.

During the three months ended January 31, 2023 and 2022, the Company recorded $2,006 and $0 in interest expense on these Notes, respectively. As of January 31, 2023 and October 31, 2022, the Company had accrued $2,006 and $0, respectively, in interest on these Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of January 31, 2023 and October 31, 2022, 0 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding.

There were no sales or grants of preferred shares during the quarters ended January 31, 2023 and January 31, 2022.

Dividend

The holders of the Series A Convertible Preferred Shares were entitled to receive dividends at an annual rate of 8% based on the stated value per share, payable when declared by the issuance of Company common stock at $0.25 per share. Dividends were cumulative from the date of the final closing of the private placement, whether or not, in any dividend period or periods, the Company had assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series A Convertible Preferred Shares do not bear interest. Dividends are payable upon declaration by the Board of Directors. All accrued but unpaid dividends were paid when the Preferred Stock was converted in March 2022.

Cumulative dividends earned as of January 31, 2023 and 2022 are set forth in the table below:

	Stockholders at Period End	Accumulated Dividends
Balance at October 31, 2021	35	$173,496
Issued	-	43,300
Balance at January 31, 2022	35	$216,796

Balance at October 31, 2022	-	$-
Issued
Balance at January 31, 2023	-	$-

Common Stock

As of January 31, 2023, the Company had authorized 500,000,000 shares of $0.001 par value common stock. As of January 31, 2023 and October 31, 2022, 115,160,180 and 115,160,180 shares were issued and outstanding, respectively.

There were no grants of common shares during the quarters ended January 31, 2023 and January 31, 2022.

Stock-Based Compensation

There were no grants of stock purchase options during the quarters ended January 31, 2023, or January 31, 2022.

The table below presents option activity for the three months ended January 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2021	28,230,000	$0.31	7.56	$-
Options exercised	-	-	-	-
Options granted				-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at January 31, 2022	28,230,000	$0.31	7.37	$1,395,000

Balance at October 31, 2022	29,226,000	0.32	7.64	19,873,680
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at January 31, 2023	29,226,000	$0.32	7.39	$19,873,680

Stock based compensation expense related to options for the three months ended January 31, 2023 and 2022 amounted to $122,562 and $242,505, respectively. As of January 31, 2023 and October 31, 2022, 19,977,993 and 19,101,327 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $4,693,311 and $5,086,039 as of January 31, 2023 and October 31, 2022, respectively.

Warrants

During the year ended October 31, 2022, the Company did not issue any warrants.

During the three months ended January 31, 2022 the Company did not issue any warrants.

A summary of the Company’s common stock underlying the outstanding warrants as of January 31, 2023 and January 31, 2022 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2021	13,605,856	$0.75	3.48
Warrants A – Granted during the period
Warrants B – Granted during the period
Outstanding – January 31, 2022	13,605,856	$0.75	3.23

Outstanding at October 31, 2022	13,605,856	0.75	2.48
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(700,000)	0.50	-
Warrants B – Expired during the period	-	-	-
Outstanding – January 31, 2023	12,905,856	$0.75	2.17

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

Accounts Receivable and Revenues

Dr. Zamora was also a significant customer of the Company in his capacity as a practicing physician. (See also Note 8 and Note 9 for more information regarding this individual.) As of January 31, 2023 and October 31, 2022, Dr. Zamora owed the Company $2,250 and $0, respectively. During the three months ended January 31, 2023 and 2022, Dr. Zamora accounted for $18,000 and $17,750 in product sales, respectively. These sales amounts were 5% and 2% of total product sales, respectively, for the three months ended January 31, 2023 and 2022.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of January 31, 2023 and October 31, 2022, the Company owes this entity $0 and $0, respectively, in past rent. The rental rates charged to the Company, $5,645 per month, are consistent with commercial rental rates in the area.

As of January 31, 2023 and October 31, 2022, the Company owed an entity controlled by Dr. Zamora $0 and $137,953, respectively, for goods and services paid for on behalf of the Company by the related entity. Amounts due to Dr. Zamora were relieved in November 2022 as part of the Settlement Agreement as described elsewhere herein.

As of January 31, 2023 and October 31, 2022, the Company owed the former CEO of Fitore $53,856 and $94,559 respectively, in severance pay and related taxes.

Convertible Notes, Debt Discount and Accrued Interest

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, mature on July 31, 2024 and are convertible, at the holder’s option, at $1.00 per common share. On October 22, 2021, the holder of $200,000 of the convertible notes converted the note and accrued but unpaid interest into four Series A Preferred Stock units. On April 15, 2022, the holders of $320,000 of the convertible notes converted the notes and accrued but unpaid interest into 331,266 shares of common stock. The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of January 31, 2023 and October 31, 2022, respectively. During the three months ended January 31, 2023 and 2022, the Company recorded $6,049 and $10,081, respectively, in interest expense related to these notes. As of January 31, 2023 and October 31, 2022, accrued, but unpaid, interest on these notes was $36,032 and $29,983, respectively.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to January 31, 2023, through the date of this report. No events have occurred subsequent to January 31, 2023, that require disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires

The following discussion analyzes our operating results for the three months ended January 31, 2023 and compares those results to results for the three months ended January 31, 2022. The discussion below also analyzes our liquidity and capital resources as of January 31, 2023 and material changes in those resources since the October 31, 2022. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three months ended January 31, 2023 and 2022 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

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

Components of Operating Results

Revenue

We generate revenue primarily from our proprietary products and technologies, including through supplying AlloRx Stem Cells, CAFs, native fibroblasts and other stem cell products and technologies developed by us. We also generate consulting revenue from our Joint Operating Agreement with European Wellness. In addition, our acquisitions of InfiniVive MD and Fitore provide us revenue through sales of topical cosmetic conditioned media and exosomes serums through InfiniVive MD and sales of dietary supplements, nutraceuticals and health products through Fitore.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses consist of salaries and other related costs, stock-based compensation, legal fees relating to corporate matters, other professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses.

We expect that our SG&A expenses will increase in the future as we expect to increase our headcount to support increased research and development activities relating to our clinical programs. We also expect to incur increased SG&A expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with stock exchange and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Research and Development Expenses

All our research and development expenses to date have been incurred in connection with the discovery and development of our research products and product candidates. We expect our research and development expenses to increase significantly for the foreseeable future if we enter clinical trials and advance an increased number of our product candidates through pre-clinical and clinical development, including the conduct of our planned clinical trials.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of January 31, 2023 of $23.9 million. We incurred net losses of approximately $1.2 million and $6.9 million during the three months ended January 31, 2023 and the year ended October 31, 2022, respectively. We used cash in operating activities of $0.95 million and $1.13 million for the three months ended January 31, 2023 and 2022, respectively. We had a small working capital deficit as of January 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

We have commenced the execution of our long-range business plan and efforts to generate additional revenue; however, our current cash position is not sufficient to support our daily operations for the next 12 months. Our ability to continue as a going concern is dependent upon our ability to raise additional funds through debt or equity financings and our ability to further implement our business plan and generate additional revenue.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

The following table summarizes our operating results for the three months ended January 31, 2023 and 2022:

	Three Months Ended January 31,
	2023	2022

Product sales	$301,031	$638,606
Product sales, related parties	18,000	17,750
Consulting revenue	25,000	500,000
Total revenue	344,031	1,156,356
Less: Cost of goods sold	(66,511)	(157,847)
Gross profit	277,520	998,509
General and administrative expenses	(1,421,170)	(1,282,938)
Research and development	(6,833)	(2,570)
Interest expense	(39,693)	(74,733)
Unrecognized Gain on 2023 Series Derivative/Warrant liability	51	-
Net Loss	$(1,190,125)	$(361,732)
Deemed dividend on convertible preferred stock	-	(48,510)
Cumulative convertible preferred stock dividend requirement	-	(43,300)
Net Loss to Common Stockholders	$(1,190,125)	$(453,542)

Net Loss

We recorded a net loss of $1,190,125 in the three months ended January 31, 2023, an increase of $828,393 from the three months ended January 31, 2022, or 229%. The increased loss in the three months ended January 31, 2023 was due a 53% drop in product sales revenue attributable to diminished sales volumes, coupled with decreased consulting revenue, of which $500,000 was recognized in the three months ended January 31, 2022, and only $25,000 in the three months ended January 2023. In addition, there were increases in general and administrative expenses in three months ended January 31, 2023, as discussed further below. Interest expense decreased during the three months ended January 31, 2023 due to the conversion during the year ended October 31, 2022 of $3 million in senior convertible notes payable. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Net Loss to Common Stockholders

In connection with the sale of the Series A Convertible Preferred Stock in Fiscal 2020 and 2021, we determined that there was an embedded conversion feature associated with the value of the beneficial conversion feature. The initial embedded conversion feature was initially determined to be $930,577. For the three months ended January 31, 2022, the accretion of this embedded conversion feature was $48,510 and has been recorded as a deemed dividend. All of the Series A Convertible Preferred Stock was converted during the year ended October 31, 2022, so there was no corresponding accretion of dividend in the three months ended January 31, 2023. Including the deemed dividend on the Series A Convertible Preferred Stock for the three months ended January 31, 2022 and the cumulative dividend on that Preferred Stock, the net loss to common stockholders for that period was $453,542, or $0.00 per share.

Product Sales

Total revenue in the three months ended January 31, 2023 decreased by $812,325, or 70%, from the three months ended January 31, 2022. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the three months ended January 31, 2023 and 2022, research and development product sales were $75,643 and $298,069, respectively, a decrease in the three months ended January 31, 2023 of $222,426 or 75%. The decrease was attributable to diminished sales volumes. Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended January 31, 2023 and 2022 were $148,283 and $155,591 respectively, a decrease of $7,308 or 5%.

For the three months ended January 31, 2023 and 2022, InfiniVive MD revenue amounted to $75,050 and $135,075, respectively. InfiniVive revenues during the three months ended January 31, 2023 were lower than the three months ended January 31, 2022 because during May through October of 2022, the Company had temporarily suspended sales of InfiniVive products to evaluate customers’ regulatory compliance. Sales of the InfiniVive products recommenced with qualified customers in the three months ended January 31, 2023, but at a slower pace than during the three months ended January 31, 2022. For the three months ended January 31, 2023 and 2022, Fitore product revenue amounted to $20,615 and $67,621, respectively. Fitore revenues were lower in the three months ended January 31, 2023 due to reduced efforts at marketing Fitore products, compared to the three months ended January 31, 2022.

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

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales were virtually the same in the three months ended January 31, 2023 and 2022, at $18,000 and $17,750, respectively.

Consulting Revenue

During the three months ended January 31, 2023 and 2022, our consulting revenue was derived from our contract with European Wellness under which we have agreed to assist in the discovery, development and commercialization of biological products related to regenerative medicine. During the three months ended January 31, 2022, we recognized $500,000 in revenue as we completed two milestones under the contract. During the three months ended January 31, 2023, we recognized $25,000 in consulting revenue under this agreement. In addition to the revenue that was recognized, we recorded deferred revenue of $650,000 related to those services during the year ended October 31, 2022. That deferred revenue will be recognized if and when related milestones under the contract are achieved.

Cost of Goods Sold

Our cost of goods sold during the three months ended January 31, 2023 totaled $66,511 compared to $157,847 during the three months ended January 31, 2022, a decrease of $91,336 or 58%, resulting in gross profit of $277,520 and $998,509 for the three months ended January 31, 2023 and 2022, respectively. The gross profit percentages for the three months ended January 31, 2023 and 2022 were 81% and 86%, respectively. Cost of goods sold, as a percentage of product sale remained generally consistent for the three months ended January 31, 2023 and 2022. The overall decrease in gross profit in the three months ended January 31, 2023 was primarily attributable to a $475,000 decrease in consulting revenue for that period compared to the same three months ended January 31, 2022 as discussed above. Also contributing to the decrease in gross profit was a decrease in revenue from product sales, as discussed above under “-Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses increased from $1,282,938 in the three months ended January 31, 2022 to $1,421,170 in the three months ended January 31, 2023. This increase of $138,232 (11%) was primarily due to an increase in legal fees of $281,609, partially offset by a reduction of approximately $120,000 in stock-based compensation.

Research and Development

Research and development expenses for three months ended January 31, 2023 and 2022 were $6,833 and $2,570, respectively. The increase of $4,263 in the three months ended January 31, 2023 was attributable to additional efforts to identify possible additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future clinical trials which have been authorized by the FDA.

Interest Expense

Interest expense for the three months ended January 31, 2023 was $39,693, a decrease of $35,040 from the interest expense for the three months ended January 31, 2022 of $74,733. This decrease results from the conversion of debt instruments to equity. During the second quarter of the year ended October 31, 2022, we were able to convert approximately $3.3 million in debt into common stock. The interest expense related to the remaining debt on our balance sheet of approximately $3.1 million is expected to be all non-cash interest expense.

Unrealized Gain on Series 2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability

During the three months ended January 31, 2023, we issued 2023 Series Convertible Notes Payable - Stock Settled (the “2023 Notes”). In connection with these notes, the Company recognized a Derivative/Warrant liability. At January 31, 2023, this liability was marked to market, resulting in an unrealized gain of $51.

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

In order to continue as a going concern, as well as to meet our operational goals, we will need to obtain additional capital in both the short and long term, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, the ownership interest of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Working Capital

As of January 31, 2023, we had a working capital deficit of approximately $38,000, comprised of current assets of $2.6 million and current liabilities of $2.6 million. The working capital at January 31, 2023 decreased $0.4 million from October 31, 2022, our prior fiscal year end. Cash was reduced from $0.7 million as of October 31, 2022 to $0.2 million at January 31, 2023 as we used cash for operations and preparation for a proposed public offering of our securities.

As a result of our limited working capital position as of January 31, 2023, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

As previously reported on a Form 8-K filed on January 17, 2023, we sold an aggregate of $405,000 in 2023 Notes and warrants to purchase our common stock for aggregate proceeds of $405,000 during the three months ended January 31, 2023. The 2023 Notes are payable solely in shares of our common stock and are convertible upon the happening of certain events, including the completion of a “Qualified Financing.” The proceeds from sale of the 2023 Notes has been and will be used for general corporate purposes. We continue efforts to raise capital for our short term liquidity and capital needs.

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

Cash Flows

The following table summarizes our cash flows for the three months ended January 31, 2023 and 2022:

	Three Months Ended January 31,
	2023	2022

Net Cash Used in Operating Activities	$(949,858)	$(758,416)
Net Cash Used in Investing Activities	-	(3,473)
Net Cash provided by (Used in) Financing Activities	389,709	(381,226)
Beginning Cash Balance	741,538	4,376,983
Ending Cash Balance	$181,389	$3,233,868

Operating Activities

Net cash used in operating activities during the three months ended January 31, 2023 was $949,858, compared to $758,416 during the three months ended January 31, 2022, representing an increase of $191,442. This increase is primarily attributable to the significantly increased net loss in the 2023 period.

Investing Activities

Cash used by investing activities during the three months ended January 31, 2023 was $0 compared to $3,473 in the three months ended January 31, 2022, representing a decrease in cash used of $3,473. We purchased no property and equipment during the three months ended January 31, 2023.

Financing Activities

Cash provided by financing activities during the three months ended January 31, 2023 was $389,709, while cash used by financing activities during the three months ended January 31, 2022 was $381,226. During the three months ended January 31, 2023, we issued $405,000 in 2023 Notes and made capital lease principal payments of $15,291. During the three months ended January 31, 2022, we made capital lease principal payments and revolving line of credit principal payments totaling $11,071 and incurred $370,155 of deferred offering costs in connection with our proposed public offering.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the timing of commencement and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing for enrollment and the timing and availability of data from such studies;

●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our expectations with regard to the timing of submission of an amended request for orphan drug designation (“ODD”) and the eligibility of Pitt-Hopkins or any other indications to qualify for ODD or any other regulatory incentives;

●	our expectations with respect to entry into clinical trial agreements and other agreements with contract research organizations (“CROs”), potential collaborators and clinical trial sites for our preclinical studies and clinical trials;

●	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;

●	developments and projections relating to our competitors and our industry and the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development and commercialization of our product candidates, including additional disease states or indications we may pursue;

●	our expectations regarding future sales of our other products, including MSC-Gro, and future revenues from our agreement with European Wellness;

●	the potential effects of public health crises, such as the COVID-19 pandemic, on our preclinical and clinical programs and business;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our ability to effectively manage our growth, including the need to hire additional personnel and our ability to attract, recruit and retain such personnel, and maintain our culture;

●	our ability to fund the acquisition of fully automated closed system bioprocessing and other equipment and for the development of a new current Good Manufacturing Practices compliant manufacturing facility we expect to lease;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our plans and ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates, and to continue as a going concern;

●	the performance of our third-party suppliers, CROs and manufacturers;

●	our financial performance; and

●	the period over which we estimate our existing cash will be sufficient to fund our future operating expenses and capital expenditure requirements.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” in our Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2023, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting. See information under “Changes in Internal Control Over Financial Reporting” below for information as to a material weakness in our internal control, which in turn affected our disclosure controls and procedures.

Changes In Internal Control Over Financial Reporting

During the fiscal year ended October 31, 2022, the Company identified a material weakness in its internal controls with respect to revenue recognition. Specifically, the Company improperly recognized revenue in accordance with the terms of a Joint Operating Agreement (“JOA”) that was entered into in August 2021. The material weakness resulted in a restatement of our financial statements for the three and nine months ended July 31, 2022.

Management has commenced taking steps to remediate this weakness discovered during the prior fiscal year and to enhance our internal control over financial reporting.

These steps may include:

(1)	Improving the communication between Company management and the Company staff working on the JOA.

(2)	Establishing formal billing templates and protocols with the counterparty to the JOA so as to achieve proper recognition of milestones achieved under the terms of the JOA.

(3)	Establishing a formal review process for all revenue recognized under the terms of the JOA in accordance with the appropriate accounting standards codification.

Management does believe that the remediation underway as set forth herein will provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles when fully completed and implemented. However, the material weakness cannot be considered remediated until after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Other than as described above, there was No change in the Company’s internal control over financial reporting during the quarter ended January 31, 2023 that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. However, to our knowledge, no legal proceedings, government actions, administrative actions, investigations, or claims are currently pending or threatened against us or our officers and directors in which we are adverse. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. Risk Factors.

There are many risks inherent in our business. Factors that could materially adversely affect our business, financial condition, operating results or liquidity, and the trading price of our common stock are described under Item 1A, Risk Factors, of the Form 10-K filed with the SEC on January 27, 2023. There have been no material changes regarding risk factors since that date.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be reported.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Item 6. Exhibits

The following exhibits are filed, furnished or incorporated by reference with this report:

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022, File No. 333-267366)
3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
3.3	Amendment to the Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.1#	Mutual Release and Settlement Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.33, File No. 000-17378)
10.2	Standstill Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.34, File No. 000-17378)
10.3	Supply Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.35, File No. 000-17378)
10.4	Memorandum of Understanding, dated November 20, 2022, by and between the Registrant and Jack Zamora (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.36, File No. 000-17378)
10.5	Form of 8% Convertible Promissory Note (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.37, File No. 000-17378)
10.6	Form of Convertible Note and Warrant Purchase Agreement (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.37, File No. 000-17378)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheet as of January 31, 2023 and the Audited Consolidated Balance Sheet as of October 31, 2022, (ii) the Unaudited Consolidated Statements of Operations for the three months ended January 31, 2023 and 2022, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended January 31, 2023 and 2022, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended January 31, 2023 and 2022, and (v) the Notes to the Unaudited Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan

* furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: March 14, 2023	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: March 14, 2023		/s/ Nathan Haas
Nathan Haas, Chief Financial Officer
(Principal Financial Officer)

