Form 10-Q
period 2023-04-30
Vitro Biopharma, Inc.
filed 2023-06-13
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

As of June 13, 2023, there were outstanding 115,160,180 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended April 30, 2023

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

	April 30, 2023	October 31, 2022
	(Unaudited)
ASSETS

Cash	$251,720	$741,538
Accounts Receivable, Net	47,539	73,537
Inventory	224,475	280,138
Prepaid Expense	122,149	140,759
Prepaid project costs	330,305	217,747
Deferred Offering Costs	1,667,438	1,482,422

Total Current Assets	2,643,626	2,936,141

Goodwill	3,608,949	3,608,949
Intangible Assets, Net	1,311,533	1,377,401
Property and Equipment, Net	288,171	351,940
Patents, Net	38,283	8,390
Right of Use Asset – Operating Lease	251,694	277,381
Other Assets	13,860	13,860

Total Assets	$8,156,116	$8,574,062

LIABILITIES

Accounts Payable	$917,259	$604,606
Deferred Revenue	839,970	650,000
Accrued Liabilities	958,774	939,523
Accrued Liabilities – Related Party	22,500	232,512
Current Maturities of Capital Lease Obligations	65,461	62,979
Current Maturities of Operating Lease Obligations	47,487	50,055

Total Current Liabilities	2,851,451	2,539,675

Capital Lease Obligations, Net of Current Portion	45,592	78,955
Operating Lease Obligation, Net of Current Portion	204,207	227,326
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2021 Series Convertible Notes Payable – Related Party	480,000	480,000
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	335,056	-
2023 Series B Convertible Notes Payable – Stock Settled, Net	222,037	-
Derivative/Warrant Liability	641,080	-
Long Term Accrued Interest Payable	23,623	3,205
Long Term Accrued Interest Payable – Related Party	278,784	219,815

Total Long-Term Liabilities	4,419,625	3,198,547

Total Liabilities	7,271,076	5,738,222

STOCKHOLDERS’ EQUITY

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 500,000,000 Shares Authorized, par value $0.001, 115,160,180 and 115,160,180 Outstanding, respectively	115,440	115,440
Additional Paid in Capital	26,177,841	25,523,816
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(25,324,241)	(22,719,416)

Total Stockholders’ Equity	885,040	2,835,840

Total Liabilities and Stockholders’ Equity	$8,156,116	$8,574,062

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022

Product Sales	$307,843	$1,039,718
Product Sales, Related Parties	-	12,750
Total Revenue	307,843	1,052,468
Less Cost of Goods Sold	(62,634)	(138,015)
Gross Profit	245,209	914,453

Operating Costs and Expenses:
Selling, General and Administrative	1,537,181	1,442,060
Research and Development	66,447	65,471

Loss From Operations	(1,358,419)	(593,078)

Other Expense:
Interest Expense	(56,937)	(46,970)
Loss on Conversion of Senior Secured Note Payable	-	(695,342)
Unrealized Gain on Derivative/Warrant Liability	656	-

Net Loss	(1,414,700)	(1,335,390)

Deemed Dividend on Series A Convertible Preferred Stock	-	(744,665)
Cumulative Series A Convertible Preferred Stock Dividend Requirement	-	(68,033)

Net Loss Available to Common Stockholders	$(1,414,700)	$(2,148,088)

Net Loss per Common Share, Basic and Diluted	$(0.01)	$(0.02)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	115,160,180	104,151,818

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended April 30, 2023	Six Months Ended April 30, 2022

Product Sales	$608,874	$1,678,324
Product Sales, Related Parties	18,000	30,500
Consulting Revenue	25,000	500,000
Total Revenue	651,874	2,208,824
Less Cost of Goods Sold	(129,145)	(295,862)
Gross Profit	522,729	1,912,962

Operating Costs and Expenses:
Selling, General and Administrative	2,958,351	2,724,998
Research and Development	73,280	68,041

Loss From Operations	(2,508,902)	(880,077)

Other Expense:
Interest Expense	(96,630)	(121,703)
Loss on Conversion of Senior Secured Note Payable	-	(695,342)
Unrealized Gain on Derivative/Warrant Liability	707	-

Net Loss	(2,604,825)	(1,697,122)

Deemed Dividend on Series A Convertible Preferred Stock	-	(793,175)
Cumulative Series A Convertible Preferred Stock Dividend Requirement	-	(111,333)

Net Loss Available to Common Stockholders	$(2,604,825)	$(2,601,630)

Net Loss per Common Share, Basic and Diluted	$(0.02)	$(0.03)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	115,160,180	100,166,118

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2022	-	$-	115,160,180	$115,440	$25,523,816	$(84,000)	$(22,719,416)	$2,835,840

Forgiven accrued payables – related party	-	-	-	-	137,953	-	-	137,953
Stock based compensation	-	-	-	-	122,562	-	-	122,562
Net loss	-	-	-	-	-	-	(1,190,125)	(1,190,125)

Balance at January 31, 2023	-	$-	115,160,180	$115,440	$25,784,331	$(84,000)	$(23,909,541)	$1,906,230

Stock based compensation	-	-	-	-	393,510	-	-	393,510
Net loss	-	-	-	-	-	-	(1,414,700)	(1,414,700)

Balance at April 30, 2023	-	$-	115,160,180	$115,440	$26,177,841	$(84,000)	$(25,324,241)	$885,040

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2021	136,059	$136	96,310,387	$96,590	$19,301,167	$(84,000)	$(15,859,367)	$3,454,526

Stock based compensation	-	-	-	-	242,505	-	-	242,505
Beneficial conversion feature on convertible preferred stock	-	-	-	-	48,510	-	-	48,510
Deemed dividend on convertible preferred stock	-	-	-	-	(48,510)	-	-	(48,510)
Net loss	-	-	-	-	-	-	(361,732)	(361,732)

Balance at January 31, 2022	136,059	$136	96,310,387	$96,590	$19,543,672	$(84,000)	$(16,221,099)	$3,335,299

Stock based compensation	-	-	-	-	302,785	-	-	302,785
Stock issued in connection with note conversion	-	-	4,043,765	4,044	4,039,722	-	-	4,043,766
Stock issued in connection with preferred stock conversions	(136,059)	(136)	14,806,028	14,806	(14,670)	-	-	-
Beneficial conversion feature on convertible preferred stock	-	-	-	-	744,665	-	-	744,665
Deemed dividend on convertible preferred stock	-	-	-	-	(744,665)	-	-	(744,665)
Net loss	-	-	-	-	-	-	(1,335,390)	(1,335,390)

Balance at April 30, 2022	-	$-	115,160,180	$115,440	$23,871,509	$(84,000)	$(17,556,489)	$6,346,460

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30, 2023	Six Months Ended April 30, 2022

Operating Activities

Net Loss	$(2,604,825)	$(1,697,122)
Adjustment to Reconcile Net Loss:
Unrealized Gain on Derivative/Warrant Liability	(707)	-
Loss on Conversion of Senior Secured Note Payable	-	695,342
Depreciation Expense	78,039	75,393
Amortization Expense	65,868	19,088
Amortization of Operating Lease – ROU Asset	25,687	28,540
Accretion of Debt Discount	6,279	-
Stock Based Compensation	516,072	545,290
Changes in Assets and Liabilities
Accounts Receivable	25,998	(263,294)
Accounts Receivable, Related Parties	-	(30,500)
Inventory	55,663	(17,537)
Prepaid Expenses	18,610	8,778
Prepaid project costs	(112,558)	-
Accounts Payable	177,637	68,789
Deferred Revenue	189,970	(500,000)
Operating Lease Obligation	(25,687)	(28,540)
Accrued Liabilities	(30,748)	(195,929)
Accrued Liabilities – Related Party	(72,059)	23,814
Accrued Interest	20,418	10,643
Accrued Interest – Related Parties	58,969	64,952

Net Cash Used in Operating Activities	(1,607,374)	(1,192,293)

Investing Activities

Acquisition of Property and Equipment	(14,270)	(188,520)
Patent Costs	(29,893)	-
Other assets	-	(7,160)

Net Cash Used in Investing Activities	(44,163)	(195,680)

Financing Activities

Deferred Offering Costs	-	(730,511)
Issuance of 2023 Series Convertible Notes Payable - Stock Settled	405,000	-
Issuance of 2023 Series B Convertible Notes Payable – Stock Settled	787,600	-
Capital Lease Principal Payments	(30,881)	(40,643)
Payments on Revolving Line of Credit	-	(79)

Net Cash Provided by (Used in) Financing Activities	1,161,719	(771,233)

Total Cash Used During the Period	(489,818)	(2,159,206)
Beginning Cash Balance	741,538	4,376,983

Ending Cash Balance	$251,720	$2,217,777

Cash Paid for Interest	$10,964	$40,419
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Premium on issuance of 2023 Series Notes Payable - Stock Settled	$397,533	$-
Derivative/Warrant Liability on 2023 Series Notes Payable	$641,787	$-
Discount on 2023 Series Notes Payable	$1,039,320	$-
Forgiveness of Accrued Liabilities – Related Party	$137,953	$-
Recognition of New Capital Leases	$-	$90,444
Beneficial Conversion Feature and Deemed Dividend on Convertible Preferred Stock	$-	$793,175
Deferred Offering Costs Recorded as Accounts Payable	$185,016	$234,447
Common Stock Issued for Conversion of Senior Secured Note Payable	$-	$3,712,500
Common Stock Issued for Conversion of Related Party Note Payable	$-	$331,266

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

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

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Fitore, Inc. (“Fitore”) and InfiniVive MD, LLC (“InfiniVive”).

Concentrations

During the six months ended April 30, 2023 and 2022, 3% and 2% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 30% stockholder. During the six months ended April 30, 2023, 45% of the Company’s total revenue was attributable to product sales to one customer. Also, during the six months ended April 30, 2022, two customers accounted for 22% and 19% of the Company’s revenues. Other than the revenues derived through sales to an entity controlled by Dr. Zamora and the additional customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the six months ended April 30, 2023 or 2022. In addition to the product revenue concentrations noted above, the Company recognized $25,000 in consulting revenue from a single client during the six months ended April 30, 2023. This amount was 4% of the total revenue recognized for the period.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022
Revenues:
Research and development products	$80,128	$489,350
AlloRx Stem Cells to Foreign Third-Party Clinics	164,830	390,109
InfiniVive products	45,850	103,503
Fitore products	17,035	69,506

Total	$307,843	$1,052,468

	Six Months Ended April 30, 2023	Six Months Ended April 30, 2022
Revenues:
Research and development products	$155,211	$787,419
AlloRx Stem Cells to Foreign Third-Party Clinics	313,113	545,700
Consulting revenue	25,000	500,000
InfiniVive products	120,900	238,578
Fitore products	37,650	137,127

Total	$651,874	$2,208,824

Deferred Revenue

The Company has recorded deferred revenue in connection with a Joint Operating Agreement (as subsequently amended, the “JOA”) executed between the Company and European Wellness/BIO PEP USA (“BIO PEP”). Under the terms of this JOA, the Company is obligated to use its best efforts to identify, develop and deliver various potential active pharmaceutical ingredients and to oversee the development of a recombinant cell line by a third-party service provider. The Company was also engaged to establish a Quality Management System to be utilized by BIO PEP in their pursuit of FDA authorizations. However, our work under the JOA has been suspended since April 2023 pending discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the agreement.

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of April 30, 2023, the Company has deferred $839,970 in revenue. The Company has recorded $330,305 in prepaid project costs related to this deferred revenue in current assets. The amounts recorded as deferred revenue and prepaid project costs will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement.

The table below summarizes Deferred Revenues as of April 30, 2023:

	October 31, 2022	Revenue Recognized	Revenue Deferred	April 30, 2023
Deferred Revenue	$650,000	$-	$189,970	$839,970
Total	$650,000	$-	$189,970	$839,970

During the six months ended April 30, 2023 and 2022, the Company recognized $0 and $500,000 in previously deferred revenue, respectively and $50,147 and $78,257 in expenses related to the JOA, respectively. The expenses are included in the Selling, general and administrative line on the accompanying consolidated statements of operations.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of April 30, 2023 and October 31, 2022, total accounts receivable amounted to $47,539 and $73,537, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of April 30, 2023 and October 31, 2022, the allowance for doubtful accounts was $2,500 and $2,500, respectively.

As of April 30, 2023, six customers accounted for 21%, 16%, 15%, 14%, 12% and 11% of accounts receivable. As of October 31, 2022, 28% and 10%, of the Company’s accounts receivable were attributable to sales to two customers. No other customer comprised more than 10% of the accounts receivable balance as of April 30, 2023 or October 31, 2022.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the six months ended April 30, 2023 and 2022, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	April 30, 2023	April 30, 2022

Stock options outstanding	29,226,000	28,560,000
Shares to be issued in connection with exercise of warrants	12,415,856	13,605,856
2021 Series Convertible Notes Payable - Related Party – common shares	480,000	480,000
2022 Series Convertible Notes Payable - common shares	200,000	-
2023 Series Convertible Notes Payable – Stock Settlement	327,760	-
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	79,983	-
2023 Series B Convertible Notes Payable - Stock Settled	626,558	-
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	622,173	-
Total	43,978,330	42,645,856

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	April 30, 2023	October 31, 2022

Raw materials	$36,053	$112,023
Finished goods	188,422	168,115
Total inventory	$224,475	$280,138

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the six months ended April 30, 2023 and 2022, the Company did not record any impairment expense.

Recent Accounting Standards

The Company periodically reviews new accounting standards that are issued and has not identified any new standards that it believes merit further discussion or would have a significant impact on its financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $2.6 million for the six months ended April 30, 2023 and approximately $6.9 million for the year ended October 31, 2022. The Company had a working capital deficit of approximately $208,000 as of April 30, 2023. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As disclosed in Note 7, the 2023 Series Convertible Notes Payable - Stock Settled Derivative/Warrant Liability required identification and quantification of fair value. To be clear, the derivative is only related to the warrants included with the 2023 Series Convertible Notes Payable. The estimated fair values as of January 10, 2023, the issuance date of the notes, are presented in Note 7.

As of April 30, 2023, the estimated fair values of the Company’s financial liabilities are presented in the following table:

April 30, 2023
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$73,026
2023B Series Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	568,054
Total	$641,080

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Six Months Ended April 30, 2023	Year Ended October 31, 2022
Beginning Balance	$-	$-
Additions	641,787	-
Total (gains) or losses (realized/unrealized)	(707)	-
Included in operations	-	-
Ending Balance	$641,080	$-

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable -Stock Settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	April 30, 2023	October 31, 2022
Risk-free interest rate	3.60%-3.75%	-
Dividend yield	0.00	-
Volatility factor	198.54%-200.29%	-
Weighted average expected life	2.5	-

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	April 30, 2023	October 31, 2022

Leasehold improvements	$12,840	$12,840
Property and equipment	939,697	925,427
Total cost	952,537	938,267
Less accumulated depreciation	(664,366)	(586,327)
Net property and equipment	$288,171	$351,940

Depreciation expense for the three and six months ended April 30, 2023 and 2022 was $39,675 and $78,039, and $52,424 and $75,393, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of April 30, 2023:

	Remaining Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	13.5 years	$693,330	$(69,332)	$623,998
Patents, know-how and unpatented technology	13.5 years	710,060	(71,004)	639,056
Customer relationships	1.25 years	114,536	(66,057)	48,479
Total		1,517,926	(206,393)	1,311,533

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2023	$131,738
2024	122,947
2025	93,559
2026	93,559
2027	93,559
Total	$535,362

During the three and six months ended April 30, 2023 and 2022, the Company recorded amortization expense of $32,934 and $65,868, and $9,544 and $19,088, respectively.

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

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	April 30, 2023	October 31, 2022
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$251,694	$277,381
Finance	Property and equipment, net	53,809	74,324
Total Lease Assets		$305,503	$351,705

Liabilities
Current:
Operating	Operating lease liabilities	$47,487	$50,055
Finance	Finance lease liabilities	65,461	62,979
Noncurrent:
Operating	Operating lease liabilities	204,207	227,326
Finance	Finance lease liabilities	45,592	78,955
Total Lease Liabilities		$362,747	$419,315

The following table shows the classification and location and the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Six Months Ended April 30,
	Location	2023	2022
Operating lease expense	General and administrative expense	$102,517	$28,540
Finance lease expense:
Interest on lease liability	Interest expense	5,800	7,382
Total Lease expense		$108,317	$35,922

Minimum contractual obligations for the Company’s leases (undiscounted) as of April 30, 2023 were as follows:

	Operating	Finance
Fiscal year 2023	$33,867	$35,784
Fiscal year 2024	67,734	65,387
Fiscal year 2025	67,734	12,803
Fiscal year 2026	67,734	5,150
Fiscal year 2027	67,734	-
Thereafter	180,619	-
Total Lease Payments	$485,422	$119,124
Less Imputed interest	(233,728)	(8,071)
Total lease liability	$251,694	$111,053

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	April 30, 2023		April 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.1	2.1	8.1	2.7
Weighted-average discount rate (1)	10.00%	7.57%	10.00%	7.63%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Six Months Ended April 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$51,258	$43,019
Cash payments for finance leases	$30,881	$40,643

The Company recorded amortization of the operating lease right-of-use asset of $12,674 and $25,687, and $14,082 and $28,540 for the three and six months ended April 30, 2023 and 2022, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of April 30, 2023 and October 31, 2022:

	April 30, 2023	October 31, 2022

Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2021 Series convertible notes – related party	480,000	480,000
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	-
Discount 2023 Series convertible notes	(69,944)	-
2023 Series B convertible notes – stock settled	787,600	-
Discount 2023 Series B convertible notes	(565,563)	-
Total Long-Term Debt	$3,226,339	$2,669,246

The table below presents the future maturities of outstanding debt obligations as of April 30, 2023:

Fiscal year 2023	$-
Fiscal year 2024	480,000
Fiscal year 2025	-
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Fiscal year 2028	1,192,600
Total	$3,861,846

Unsecured 6% Note Payable Related Party

Interest expense on this note was $11,225 and $22,829, and $11,225 and $22,829 for the three and six months ended April 30, 2023 and 2022, respectively. Accrued interest on this note was $114,904 and $92,076 as of April 30, 2023 and October 31, 2022, respectively.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $11,918 and $24,238, and $11,917 and $24,238 for the three and six months ended April 30, 2023, and 2022, respectively. Accrued interest on this note was $121,995 and $97,756 as of April 30, 2023 and October 31, 2022, respectively.

2021 Series Convertible Notes - Related Party

The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of April 30, 2023 and October 31, 2022, respectively. During the three and six months ended April 30, 2023 and 2022, the Company recorded $5,852 and $11,901, and $9,095 and $19,178, respectively, in interest expense. As of April 30, 2023 and October 31, 2022, accrued, but unpaid, interest on these notes was $41,885 and $29,983, respectively.

Senior Secured Convertible Note Payable

The outstanding balance of the note was $0 and $0 as of April 30, 2023 and October 31, 2022, respectively. Accrued interest recorded as of April 30, 2023 and October 31, 2022, amounted to $0 and $0 respectively. Interest expense was $0 and $0, and $9,041 and $46,849 for the three and six months ended April 30, 2023 and 2022, respectively.

2022 Series Convertible Notes

During the three and six months ended April 30, 2023 and 2022, the Company recorded $2,438 and $4,959, and $0 and $0 in interest expense on these notes, respectively. As of April 30, 2023 and October 31, 2022, the Company had accrued $4,466 and $3,205, respectively, in interest on these notes.

2023 Series Convertible Notes – Stock Settled

On January 6, 2023, the Company sold $405,000 of its 8% 2023 Series Convertible Notes - Stock Settled (the “January 2023 Notes”) and common stock purchase warrants (“January 2023 Warrants”) to five investors.

On various dates during March and April 2023, the Company sold $787,600 of its 8% 2023 Series B Convertible Notes - Stock Settled (the “March 2023 Notes”) and common stock purchase warrants (“March 2023 Warrants”) to six investors.

The sale and purchase were made through a Convertible Note and Warrant Purchase Agreement (“Purchase Agreement”) entered into with each investor. The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 480 “Distinguishing Liabilities from Equity” to account for the stock settled debt and ASC 815 “Derivatives and Hedging” to account for the derivative related to the notes and also to determine the number of warrants to be issued at the time of the issuance of the January 2023 Notes or the March 2023 Notes.

Both the January 2023 Notes and the March 2023 Notes bear interest at the rate of eight per cent per annum and are payable solely in shares of the Company’s common stock. Both the January 2023 Notes and the March 2023 Notes may be converted at any time at the option of the holder and are payable in full at the earliest of (i) the completion of a “Qualified Financing,” as defined below, (ii) a change in control, (iii) in the event of default, or (iv) the maturity date, which is five years from the date of issuance. A Qualified Financing is defined in the Purchase Agreement as any financing completed after the date of issuance of either the January 2023 Notes or the March 2023 Notes involving the sale of the Company’s equity securities primarily for capital raising purposes resulting in gross proceeds to the Company of at least $5 million. Upon completion of a Qualified Financing, each of the January 2023 Notes and March 2023 Notes is convertible into the securities issued in such financing (the “Qualified Financing Securities”) in an amount determined by dividing (i) the outstanding principal on the January 2023 Notes or March 2023 Notes plus all accrued interest by (ii) the lessor of (x) the “Discounted Qualified Financing Price” and (y) the “Capped Price.” In the event of a change in control or default, voluntary conversion or upon maturity, each of the January 2023 Notes and March 2023 Notes is convertible into that number of shares of the Company’s common stock that equals (i) the outstanding principal amount of the January 2023 Notes or March 2023 Notes plus any accrued but unpaid interest, divided by (ii) the Capped Price.

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

Each January 2023 Warrant issuable by the Company pursuant to the Purchase Agreement entitles the holder to purchase that number of fully paid and nonassessable shares of the Company’s common stock determined (A) in the case following a Qualified Financing, by dividing (i) the sum of the aggregate outstanding principal amount of the January 2023 Note plus all accrued and unpaid interest thereon at the time of conversion multiplied by 0.25 by (ii) the quotient of the Discounted Qualified Financing Price divided by 0.75, or (B) in connection with a Change of Control, by dividing (i) the sum of the aggregate outstanding principal amount of the January 2023 Note plus all accrued and unpaid interest thereon at the time of the January 2023 Note’s conversion, by (ii) the Capped Price, subject to adjustment as set forth in the January 2023 Warrant. In each case, the January 2023 Warrants are exercisable at a price of $0.625 per share for a period of five years.

Each March 2023 Warrant issuable by the Company pursuant to the Purchase Agreement entitles the holder to purchase that number of fully paid and nonassessable shares of the Company’s common stock determined (A) in the case following a Qualified Financing, by dividing (i) the sum of the aggregate outstanding principal amount of the March 2023 Note plus all accrued and unpaid interest thereon at the time of conversion by (ii) the quotient of the Discounted Qualified Financing Price divided by 0.75, or (B) in connection with a Change of Control, by dividing (i) the sum of the aggregate outstanding principal amount of the March 2023 Note plus all accrued and unpaid interest thereon at the time of the March 2023 Note’s conversion, by (ii) the Capped Price, subject to adjustment as set forth in the March 2023 Warrant. In each case, the March 2023 Warrants are exercisable at a price of $0.625 per share for a period of five years.

Participation Rights. Both the January 2023 Notes and March 2023 Notes entitle the holder to purchase in a Qualified Financing an amount of Qualified Financing Securities (as defined above) up to 200% of the aggregate principal amount of either the January 2023 Note or the March 2023 Note, respectively, subscribed for by such holder in this Offering.

The Company contemplated ASC 480-10-30-7 related to the valuation of the embedded conversion feature contained in the January 2023 Notes and March 2023 Notes. The Company deemed that the most likely scenario to be utilized for valuing the conversion feature was a qualified financing. Therefore, the Company deemed that the January 2023 Notes and March 2023 Notes were issued at a premium related to the definition of Discounted Qualified Financing Price contained in the Purchase Agreement. The premium recognized at the inception of January 2023 Notes was $135,000, and the premium recognized at the inception of the March 2023 Notes was $262,533.

The Company assessed the January 2023 Warrants and March 2023 Warrants first under ASC 480. Based on the attributes of the January 2023 Warrants and March 2023 Warrants, the Company determined that the January 2023 Warrants and March 2023 Warrants are outside of the scope of ASC 480 and proceeded to assess the January 2023 Warrants and March 2023 Warrants under ASC 815 to determine if the January 2023 Warrants and March 2023 Warrants are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the January 2023 Warrants and March 2023 Warrants are not the inputs per 815-40-15-7E, the January 2023 Warrants and March 2023 Warrants are not deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. At issuance, the Company recorded a warrant liability related to the January 2023 Warrants of $73,213, which amount is remeasured at fair market value at the end of each reporting period. The combination of the premium related to the conversion feature of $135,000 and the warrant liability of $73,213 resulted in the recognition of a debt discount of $208,213 at issuance of the January 2023 Notes and January 2023 Warrants. Further, at issuance of the March 2023 Warrants, the Company recorded a warrant liability of $568,574, which is remeasured at fair market value at the end of each reporting period. The combination of the premium related to the conversion feature of $262,533 and the warrant liability of $568,574 resulted in the recognition of a debt discount of $831,108 at issuance of the March 2023 Notes and March 2023 Warrants.

The combination of the $135,000 premium associated with the conversion feature of the January 2023 Notes and the $208,213 discount associated with the January 2023 Warrants results in a net discount of $73,213 that is accreted over five years utilizing the effective interest method. The effective interest rate for both the three and six months ended April 30, 2023 is 13.0%. During the three and six months ended April 30, 2023, the Company recorded accretion expense of $2,611 and $3,269, respectively, and a gain on the fair value of the warrant liability of $136 and $187, respectively, with no comparable amounts in the prior periods.

The combination of the $262,533 premium associated with the conversion feature of the March 2023 Notes and the $831,108 discount associated with the March 2023 Warrants results in a net discount of $568,574 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended April 30, 2023 is 44.6%. During the three months ended April 30, 2023, the Company recorded accretion expense of $3,111 and a gain on the fair value of the warrant liability of $520 with no comparable amounts in the prior period.

During the three and six months ended April 30, 2023 the Company recorded $7,900 and $9,907 in interest expense on the January 2023 Notes, respectively. During the three and six months ended April 30, 2023, the Company recorded $5,552 and $5,552 in interest expense on the March 2023 Notes, respectively. As of April 30, 2023 and October 31, 2022, the Company had accrued $9,907 and $0, respectively, in interest on the January 2023 Notes. As of April 30, 2023 and October 31, 2022, the Company had accrued $5,552 and $0, respectively, in interest on the March 2023 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of April 30, 2023 and October 31, 2022, 0 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding.

Activity for the six months ended April 30, 2023

There were no sales or grants of preferred shares during the six months ended April 30, 2023.

Activity for the six months ended April 30, 2022

There were no sales of Series A Convertible Preferred Shares during the six months ended April 30, 2022.

On March 31, 2022, the holders of all 136,059 shares of Series A Convertible Preferred Stock outstanding converted those shares into 14,806,028 shares of Common Stock of the Company at $0.25 cents per share. As of April 30, 2022, there were no Series A Convertible Preferred Shares outstanding.

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

Cumulative dividends earned as of April 30, 2023 and 2022 are set forth in the table below:

	Stockholders at Period End	Accumulated Dividends
Balance at October 31, 2021	35	$173,496
Issued	-	126,542
Converted	(35)	(300,038)
Balance at April 30, 2022	-	$-

Balance at October 31, 2022	-	$-
Issued	-	-
Converted	-	-
Balance at April 30, 2023	-	$-

Common Stock

As of April 30, 2023, the Company had authorized 500,000,000 shares of $0.001 par value common stock. As of April 30, 2023 and October 31, 2022, 115,160,180 and 115,160,180 shares were issued and outstanding, respectively.

There were no grants of common shares during the six months ended April 30, 2023.

Activity for the six months ended April 30, 2022

On February 22, 2022, the Company issued 3,712,500 Common Shares at $1.00, in connection with the conversion of the Senior Secured Convertible Note Payable in the amount of $3,000,000 along with accrued interest of $17,157. The Company recorded a loss of $695,342 in connection with the conversion of the note.

On March 31, 2022, the Company issued 14,806,028 Common Shares at $ 0.25 in connection with the conversion of 136,059 shares of Series A Convertible Preferred Stock.

On April 15, 2022, the Company issued 310,561 Common Shares in connection with the conversion of $300,000 in principal together with $10,562 in accrued interest of a 2021 Series Note held by the then Chief Executive Officer of the Company Dr. Jack Zamora. The Common Shares were issued at $1.00 per share.

On April 15, 2022, the Company issued 20,704 Common Shares in connection with the conversion of $20,000 in principal together with $704 in accrued interest of a 2021 Series Note. The Common Shares were issued at $1.00 per share.

Stock-Based Compensation

There were no grants of stock purchase options during the six months ended April 30, 2023.

Activity for the six months ended April 30, 2022

On March 1, 2022, the Company issued 350,000 stock purchase options to an employee and a consultant to the Company. The options are exercisable at $0.50 per share. Options granted on March 1, 2022, vest as follows 60,000 of the total issued vested at the date of grant, 48,333 of the total issued vest on each anniversary date until fully vested. The options are exercisable for a period of ten years.

Grants during the six months ended April 30, 2022, were all considered to be non-qualified.

The fair value of the options granted during the periods presented, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	April 30, 2023	April 30, 2022
Risk-free interest rate	-	1.67
Dividend yield	-	0.00
Volatility factor	-	195%
Weighted average expected life	-	10

The table below presents option activity for the six months ended April 30, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2021	28,230,000	$0.31	7.56	$1,395,000
Options exercised	-	-	-	-
Options granted	350,000	0.50	9.97	175,000
Options expired	-	-	-	-
Options forfeited	(20,000)	(0.50)	(9.26)	(10,000)
Balance at April 30, 2022	28,560,000	$0.32	7.54	$19,420,800

Balance at October 31, 2022	29,226,000	0.32	7.64	19,873,680
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at April 30, 2023	29,226,000	$0.32	7.14	$19,873,680

Stock based compensation expense related to options for the three and six months ended April 30, 2023 and 2022 amounted to $393,510 and $516,072, and $302,785 and $545,290 respectively. As of April 30, 2023 and October 31, 2022, 20,007,993 and 19,101,327 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $4,299,801 and $5,086,039 as of April 30, 2023 and October 31, 2022, respectively.

Warrants

During the six months ended April 30, 2023 and 2022 the Company did not issue any warrants.

A summary of the Company’s common stock underlying the outstanding warrants as of April 30, 2023 and April 30, 2022 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2021	13,605,856	$0.75	3.48
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	-	-	-
Outstanding – April 30, 2022	13,605,856	$0.75	3.23

Outstanding at October 31, 2022	13,605,856	0.75	2.48
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(1,190,000)	0.50	-
Warrants B – Expired during the period	-	-	-
Outstanding – April 30, 2023	12,415,856	$0.85	2.17

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

Accounts Receivable and Revenues

Dr. Zamora was also a significant customer of the Company in his capacity as a practicing physician. (See Note 9 for more information regarding Dr. Zamora.) As of April 30, 2023 and October 31, 2022, Dr. Zamora owed the Company $0 and $0, respectively. During the three and six months ended April 30, 2023 and 2022, Dr. Zamora accounted for $0 and $18,000, and $12,750 and $30,500 in product sales, respectively. These sales amounts were 3% and 2% of total sales, respectively, for the six months ended April 30, 2023 and 2022.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of April 30, 2023 and October 31, 2022, the Company owes this entity $11,289 and $0, respectively, in past due rent. The rental rates charged to the Company, $5,645 per month, are consistent with commercial rental rates in the area.

As of April 30, 2023 and October 31, 2022, the Company owed an entity controlled by Dr. Zamora $0 and $137,953, respectively, for goods and services paid for on behalf of the Company by the related entity. Amounts due to Dr. Zamora were relieved in November 2022 as part of the Settlement Agreement as described elsewhere herein.

As of April 30, 2023 and October 31, 2022, the Company owed the former CEO of Fitore $22,500 and $94,559 respectively, in severance pay and related taxes.

Convertible Notes, Debt Discount and Accrued Interest

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, mature on July 31, 2024 and are convertible, at the holder’s option, at $1.00 per common share. On October 22, 2021, the holder of $200,000 of the convertible notes converted the note and accrued but unpaid interest into four Series A Preferred Stock units. On April 15, 2022, the holders of $320,000 of the convertible notes converted the notes and accrued but unpaid interest into 331,266 shares of common stock. The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of April 30, 2023 and October 31, 2022, respectively. During the three and six months ended April 30, 2023 and 2022, the Company recorded $5,852 and $11,901, and $9,096 and $19,178, respectively, in interest expense related to these notes. As of April 30, 2023 and October 31, 2022, accrued, but unpaid, interest on these notes was $41,885 and $29,983, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On June 5, 2023, the Company sold additional 8% 2023 Series Convertible Notes - Share Settled (as described above, the “2023 Notes”) in an aggregate principal amount of $100,000 and common stock purchase warrants (as described above, the “March 2023 Warrants”) to one accredited investor for aggregate gross proceeds to the Company of $100,000. The sale and purchase were made through a Convertible Note and Warrant Purchase Agreement (as described above, the “Purchase Agreement”) entered into with the investor.

On June 13, 2023, the Company sold additional 8% 2023 Series Convertible Notes - Share Settled (as described above, the “2023 Notes”) in an aggregate principal amount of $325,000 and common stock purchase warrants (as described above, the “March 2023 Warrants”) to one accredited investor for aggregate gross proceeds to the Company of $325,000. The sale and purchase were made through a Convertible Note and Warrant Purchase Agreement (as described above, the “Purchase Agreement”) entered into with the investor.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires.

The following discussion analyzes our operating results for the three and six months ended April 30, 2023 and compares those results to results for the three and six months ended April 30, 2022. The discussion below also analyzes our liquidity and capital resources as of April 30, 2023 and material changes in those resources since the October 31, 2022. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three and six months ended April 30, 2023 and 2022 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

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

Components of Operating Results

Revenue

We generate revenue primarily from our proprietary products and technologies, including through supplying AlloRx Stem Cells, CAFs, native fibroblasts and other stem cell products and technologies developed by us. We also generate consulting revenue from the Joint Operating Agreement (as subsequently amended, the “JOA”) among the Company, European Wellness Biomedical Group (“European Wellness”), a multinational company based in Europe, and its U.S. subsidiary, Bio Peptides LLC (“BioPep”), however, deliverables under the JOA have been suspended since April 2023 pending discussions regarding amounts believed to be owed to us under the JOA for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the JOA, which could have an adverse effect on our revenue, cash flow, operating results and financial condition. Furthermore, the JOA is scheduled to terminate by its current terms on July 31, 2023 and if those discussions are unsuccessful, the JOA would not be expected to be renewed or extended and would terminate in accordance with its terms.

In addition, our acquisitions of InfiniVive MD and Fitore also provide us revenue through sales of topical cosmetic conditioned media and exosomes serums through InfiniVive MD and sales of dietary supplements, nutraceuticals and health products through Fitore. However, we expect that sales of Fitore products in the future will be limited, as we are currently selling such products solely from remaining inventory and with minimal marketing efforts, and do not anticipate manufacturing any additional Fitore products in the foreseeable future or at all. We also terminated the chief executive officer and all other employees of Fitore as of June 2022.

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

Research and Development Expenses

All our research and development expenses to date have been incurred in connection with the discovery and development of our research products and product candidates. We expect our research and development expenses to increase significantly for the foreseeable future when we commence clinical trials and advance the pre-clinical and clinical development of our programs, including the conduct of our planned clinical trials.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of April 30, 2023 of $25.3 million. We incurred net losses of approximately $2.6 million and $6.9 million during the six months ended April 30, 2023 and the year ended October 31, 2022, respectively. We used cash in operating activities of $1.6 million and $1.2 million for the six months ended April 30, 2023 and 2022, respectively. We had a working capital deficit of approximately $208,000 as of April 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
	2023	2022

Product sales	$307,843	$1,039,718
Product sales, related parties	-	12,750
Total revenue	307,843	1,052,468
Less: Cost of goods sold	(62,634)	(138,015)
Gross profit	245,209	914,453
Selling, general and administrative expenses	(1,537,181)	(1,442,060)
Research and development	(66,447)	(65,471)
Interest expense	(56,937)	(46,970)
Loss on conversion of senior secured note payable	-	(695,342)
Unrealized Gain on Derivative/Warrant liability	656	-
Net Loss	$(1,414,700)	$(1,335,390)
Deemed dividend on convertible preferred stock	-	(744,665)
Cumulative convertible preferred stock dividend requirement	-	(68,033)
Net Loss to Common Stockholders	$(1,414,700)	$(2,148,088)

Net Loss

We recorded a net loss of $1,414,700 in the three months ended April 30, 2023, an increase of $79,310 from the three months ended April 30, 2022, or 6%. The increased loss in the three months ended April 30, 2023 was due a 71% drop in product sales revenue primarily attributable to diminished sales of research and development products, as discussed further below. In addition, there were increases in selling, general and administrative (“SG&A”) expenses in three months ended April 30, 2023, as discussed further below. Interest expense increased during the three months ended April 30, 2023 due to the issuance of the 8% 2023 Series and 2023 Series B notes. In the three months ended April 30, 2022, we incurred a loss on conversion of senior secured note payable. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Net Loss to Common Stockholders

In connection with the sale of the Series A Convertible Preferred Stock in Fiscal 2020 and 2021, we determined that there was an embedded conversion feature associated with the value of the beneficial conversion feature. The initial embedded conversion feature was initially determined to be $930,577. For the three months ended April 30, 2022, the accretion of this embedded conversion feature was $744,665 and has been recorded as a deemed dividend. All of the Series A Convertible Preferred Stock was converted during the year ended October 31, 2022, so there was no corresponding accretion of dividend in the three months ended April 30, 2023. Including the deemed dividend on the Series A Convertible Preferred Stock for the three months ended April 30, 2022 and the cumulative dividend on that Preferred Stock, the net loss to common stockholders for that period was $2,148,088, or $0.02 per share.

Product Sales

Total revenue in the three months ended April 30, 2023 decreased by $744,625, or 71%, from the three months ended April 30, 2022. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore, There was no consulting revenue recognized in the three months ended April 30, 2023 or 2022.

During the three months ended April 30, 2023 and 2022, research and development product sales were $79,568 and $489,350, respectively, a decrease in the three months ended April 30, 2023 of $409,782, or 84%. The decrease was attributable to diminished sales volumes. Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended April 30, 2023 and 2022 were $164,830 and $390,109 respectively, a decrease of $225,279, or 58%.

For the three months ended April 30, 2023 and 2022, InfiniVive MD revenue amounted to $45,850 and $103,503, respectively.

For the three months ended April 30, 2023 and 2022, Fitore product revenue amounted to $17,035 and $69,506, respectively. Fitore revenues were lower in the three months ended April 30, 2023 due to reduced efforts at marketing Fitore products, compared to the three months ended April 30, 2022. We are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts.

For additional information regarding our product sales and management expectations, see “—Comparison of the Six Months Ended April 30, 2023 to the Six Months Ended April 30, 2022—Product Sales.”

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended April 30, 2023 and 2022, were $0 and $12,750, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended April 30, 2023 totaled $62,634 compared to $138,015 during the three months ended April 30, 2022, a decrease of $75,381, or 55%, resulting in gross profit of $245,209 and $914,453 for the three months ended April 30, 2023 and 2022, respectively. The gross profit percentages for the three months ended April 30, 2023 and 2022 were 80% and 87%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the three months ended April 30, 2023 and 2022. The overall decrease in gross profit in the three months ended April 30, 2023 was primarily attributable to a decrease in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses increased from $1,537,181 in the three months ended April 30, 2022 to $1,442,060 in the three months ended April 30, 2023. This increase of $95,121 (7%) was due to an increase in legal fees of $101,823, an increase in consulting fees of $53,917, and an increase of $90,725 in stock-based compensation, partially offset by reductions in other expense items where work efforts were brought in-house or cost reductions were achieved, i.e. advertising ($56,321), accounting ($11,765), salaries ($20,046), supplies ($42,568) and shareholder relations ($10,541).

Research and Development

Research and development expenses for three months ended April 30, 2023 and 2022 were $66,447 and $65,471, respectively, as the company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long Covid which have been authorized by the FDA.

Interest Expense

Interest expense for the three months ended April 30, 2023 was $56,937, a increase of $9,967 from the interest expense for the three months ended April 30, 2022 of $46,970. This increase is related to the issuance of 8% convertible promissory notes (the “8% Convertible Notes”) at various dates between January 2023 through April 2023. The interest expense related to the remaining debt on our balance sheet of approximately $3.2 million is expected to be all non-cash interest expense.

Unrealized Gain on Derivative/Warrant Liability

During the three months ended April 30, 2023, we issued the 8% Convertible Notes in the aggregate principal amount of $787,600. In connection with these notes, the Company recognized a Derivative/Warrant liability. At April 30, 2023, this liability was marked to market, resulting in an unrealized gain of $656.

Results of Operations

The following table summarizes our operating results for the six months ended April 30, 2023 and 2022:

	Six Months Ended April 30,
	2023	2022

Product sales	$608,874	$1,678,324
Product sales, related parties	18,000	30,500
Consulting revenue	25,000	500,000
Total revenue	651,874	2,208,824
Less: Cost of goods sold	(129,145)	(295,862)
Gross profit	522,729	1,912,962
Selling, general and administrative expenses	(2,958,351)	(2,724,998)
Research and development	(73,280)	(68,041)
Interest expense	(96,630)	(121,703)
Loss on conversion of senior secured note payable	-	(695,342)
Unrealized Gain on Derivative/Warrant liability	707	-
Net Loss	$(2,604,825)	$(1,697,122)
Deemed dividend on convertible preferred stock	-	(793,175)
Cumulative convertible preferred stock dividend requirement	-	(111,333)
Net Loss to Common Stockholders	$(2,604,825)	$(2,601,630)

Net Loss

We recorded a net loss of $2,604,825 in the six months ended April 30, 2023, an increase of $907,703 from the six months ended April 30, 2022, or 53%. The increased loss in the six months ended April 30, 2023 was due a 63% drop in product sales revenue attributable to diminished sales volumes, coupled with decreased consulting revenue, of which $500,000 was recognized in the six months ended April 30, 2022, and only $25,000 in the six months ended April 30, 2023. In addition, there was a modest increase in selling, general and administrative expenses in the six months ended April 30, 2023, as discussed further below. Interest expense decreased during the six months ended April 30, 2023 due to the conversion during the year ended October 31, 2022 of $3 million in senior convertible notes payable. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Net Loss to Common Stockholders

In connection with the sale of the Series A Convertible Preferred Stock in Fiscal 2020 and 2021, we determined that there was an embedded conversion feature associated with the value of the beneficial conversion feature. The initial embedded conversion feature was initially determined to be $930,577. For the six months ended April 30, 2022, the accretion of this embedded conversion feature was $793,175 and has been recorded as a deemed dividend. All of the Series A Convertible Preferred Stock was converted during the year ended October 31, 2022, so there was no corresponding accretion of dividend in the six months ended April 30, 2023. Including the deemed dividend on the Series A Convertible Preferred Stock for the six months ended April 30, 2022 and the cumulative dividend on that Preferred Stock, the net loss to common stockholders for that period was $2,601,630, or $0.03 per share.

Product Sales

Total product sales revenue in the six months ended April 30, 2023 decreased by $1,069,450, or 64%, from the six months ended April 30, 2022. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the six months ended April 30, 2023 and 2022, research and development product sales were $155,211 and $787,419, respectively, a decrease in the six months ended April 30, 2023 of $632,208 or 80%. The decrease was attributable to diminished sales volumes.

Sales of AlloRx Stem Cells to foreign third-party clinics for the six months ended April 30, 2023 and 2022 were $313,113 and $545,700 respectively, a decrease of $232,587 or 43%, again related to diminished sales volumes. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients.

For the six months ended April 30, 2023 and 2022, InfiniVive MD revenue amounted to $120,900 and $238,578, respectively.

For the six months ended April 30, 2023 and 2022, Fitore product revenue amounted to $37,650 and $137,127, respectively. Fitore revenues were lower in the six months ended April 30, 2023 due to reduced efforts at marketing Fitore products, compared to the six months ended April 30, 2022. We are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts, and do not anticipate manufacturing any additional products in the foreseeable future or at all. In addition, we terminated the chief executive officer and all other employees of Fitore in June 2022; consequently, we expect that sales of Fitore products in the future will be limited.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for in the six months ended April 30, 2023 and 2022 were $18,000 and $30,500, respectively.

Consulting Revenue

During the six months ended April 30, 2023 and 2022, our consulting revenue was derived from our contract with European Wellness under which we agreed to assist in the discovery, development and commercialization of biological products related to regenerative medicine. During the six months ended April 30, 2022, we recognized $500,000 in revenue as we completed two milestones under the contract. During the six months ended April 30, 2023, we recognized $25,000 in consulting revenue under this agreement. In addition to the revenue that was recognized, we recorded deferred revenue of $650,000 related to those services during the year ended October 31, 2022. During the six months ended April 30, 2023, we recorded an additional $189,970 in deferred revenue related to this agreement. Deferred revenue will be recognized if and when related milestones under the contract are achieved.

We suspended deliverables under the agreement with European Wellness in April 2023 pending discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the JOA, which could have an adverse effect on our revenue, cash flow, operating results and financial condition. In addition, if those discussions are unsuccessful, our agreement with them, which is scheduled to terminate by its current terms on July 31, 2023, would not be expected to be renewed or extended and would terminate in accordance with its terms. If the contract with European Wellness is not renewed or extended, we expect our consulting revenue in the future will be limited unless and until an alternative consulting partnership or collaboration becomes available to us.

Cost of Goods Sold

Our cost of goods sold during the six months ended April 30, 2023 totaled $129,145 compared to $295,862 during the six months ended April 30, 2022, a decrease of $166,717 or 56%, resulting in gross profit of $522,729 and $1,912,962 for the six months ended April 30, 2023 and 2022, respectively. The gross profit percentages for the six months ended April 30, 2023 and 2022 were 80% and 87%, respectively. Cost of goods sold, as a percentage of product sale remained generally consistent for the six months ended April 30, 2023 and 2022. The overall decrease in gross profit in the six months ended April 30, 2023 was primarily attributable to a $475,000 decrease in consulting revenue for that period compared to the same six months ended April 30, 2022 as discussed above. Also contributing to the decrease in gross profit was a decrease in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses increased from $2,724,998 in the six months ended April 30, 2022 to $2,958,351 in the six months ended April 30, 2023. This increase of $233,353 (9%) was due to an increase in legal fees of $383,432 and an increase in consulting fees of $56,642, offset by a reduction of approximately $29,000 in stock-based compensation and reductions in other expense items where work efforts were brought in-house or cost reductions were achieved, including advertising ($89,925), accounting ($23,064), public relations ($15,000), supplies ($27,584) and shareholder relations ($19,208).

Research and Development

Research and development expenses for six months ended April 30, 2023 and 2022 were $73,280 and $68,401, respectively. The increase of $5,239 in the six months ended April 30, 2023 was attributable to additional efforts to identify possible additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long Covid which have been authorized by the FDA.

Interest Expense

Interest expense for the six months ended April 30, 2023 was $96,930, a decrease of $25,073 from the interest expense for the six months ended April 30, 2022 of $121,703. This decrease results from the conversion of debt instruments to equity. During the second quarter of the year ended October 31, 2022, we were able to convert approximately $3.3 million in debt into common stock. The interest expense related to the remaining debt on our balance sheet of approximately $3.1 million is expected to be all non-cash interest expense.

Unrealized Gain on Derivative/Warrant Liability

During the six months ended April 30, 2023, we issued $1,192,600 of the 8% Convertible Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. At April 30, 2023, this liability was marked to market, resulting in an unrealized gain of $707.

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

Working Capital

As of April 30, 2023, we had a working capital deficit of approximately $208,000, comprised of current assets of $2.6 million and current liabilities of $2.9 million. The working capital at April 30, 2023 decreased $0.6 million from October 31, 2022, our prior fiscal year end. Cash was reduced from $0.7 million as of October 31, 2022 to $0.3 million at April 30, 2023 as we used cash for operations and preparation for a proposed public offering of our securities.

During the six months ended April 30, 2023, we sold $1,192,600 of 8% Convertible Notes as well as warrants to purchase our common stock for aggregate proceeds of $1,192,600. The 8% Convertible Notes are payable solely in shares of our common stock and are convertible upon the happening of certain events, including the completion of a “Qualified Financing.” The proceeds from the sale of the 8% Convertible Notes and the warrants has been and will be used for general corporate purposes. We continue efforts to raise capital for our short term liquidity and capital needs.

Subsequent to the six months ended April 30, 2023, we sold additional 8% Convertible Notes in an aggregate principal amount of $425,000 and common stock purchase warrants to one accredited investor for aggregate gross proceeds to the Company of $425,000. The sale and purchase were made through a Convertible Note and Warrant Purchase Agreement entered into with the investor.

As a result of our limited working capital position as of April 30, 2023, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

We have filed a registration statement on Form S-1 with the SEC to register our securities for sale in a proposed underwritten public offering. If that offering is successful, we intend to use the proceeds to initiate and conduct one or more clinical trials of our AlloRx Stem Cell therapy, for preclinical activities for other possible treatments with AlloRx, and for working capital and other general corporate purposes. If we are successful in completing a public offering of our securities, including our common stock, and obtaining a market for that stock, we may realize additional capital through the exercise of outstanding common stock purchase warrants. However, that will depend on the warrants being “in the money,” in addition to having a market for our stock. We may also endeavor to raise additional capital through the sale of equity or debt in one or more non-public offerings. We do not anticipate commencing any clinical trials of our AlloRx Stem Cell therapy unless and until we receive substantial additional capital, as costs are estimated to be $4 million to $6 million to commence our contemplated Phase 1/2a clinical trials for PTHS and Long COVID, depending on whether we commence one or both trials.

Our working capital needs beyond the next 12 months include ongoing general and administrative expenses and research and development expenses, the latter of which are expected to increase if and when we commence one or more of our planned clinical trials. Our long-term capital requirements also include the cost of building a planned new cGMP biomanufacturing facility, which is estimated to cost approximately $1.0 to $3.0 million depending on the amount of anticipated production increase, available capital and manufacturing demands at that time.

Cash Flows

The following table summarizes our cash flows for the six months ended April 30, 2023 and 2022:

	Six Months Ended April 30,
	2023	2022

Net Cash Used in Operating Activities	$(1,607,374)	$(1,192,293)
Net Cash Used in Investing Activities	(44,163)	(195,680)
Net Cash provided by (Used in) Financing Activities	1,161,719	(771,233)
Beginning Cash Balance	741,538	4,376,983
Ending Cash Balance	$251,720	$2,217,777

Operating Activities

Net cash used in operating activities during the six months ended April 30, 2023 was $1,607,374, compared to $1,192,293 during the six months ended April 30, 2022, representing an increase of $415,081. This increase is primarily attributable to the significantly increased net loss in the 2023 period.

Investing Activities

Cash used by investing activities during the six months ended April 30, 2023 was $44,163 compared to $195,680 in the six months ended April 30, 2022, representing a decrease in cash used of $151,517. We purchased a small amount of property and equipment and incurred some IP-related costs during the six months ended April 30, 2023, while there was a significant item of equipment purchased during the six months ended April 30, 2022.

Financing Activities

Cash provided by financing activities during the six months ended April 30, 2023 was $1,161,719, while cash used by financing activities during the six months ended April 30, 2022 was $771,233. During the six months ended April 30, 2023, we issued $1,192,600 in 8% Convertible Notes and common stock purchase warrants, and made capital lease principal payments of $30,881. During the six months ended April 30, 2022, we made capital lease principal payments and revolving line of credit principal payments totaling $40,643 and incurred $730,511 of deferred offering costs in connection with our proposed public offering.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to stock-based awards and Goodwill and Other Intangible Assets. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Of our policies, the following are considered the most critical to an understanding of our consolidated financial statements as they require the application of the most subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements. We have applied our policies and critical accounting estimates consistently across our businesses.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Intangibles

Most of our identifiable intangible assets were recognized as part of business combinations we have executed in prior periods. Our identifiable intangible assets are considered definite life intangible assets and are comprised of, trademarks and trade names, customer relationships and patents. Definite life intangible assets are amortized using the straight-line method over their estimated period of useful life.

Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. We believe that the fair value assigned to the assets are based on reasonable assumptions and estimates that a market participant would use. Should conditions differ from management’s estimates at the time of the acquisition, including changes in volume or timing to current expectations of future revenue growth rates and forecasted margins, or changes in market factors outside of our control, such as discount rates, material write-downs of intangible assets may be required, which would adversely affect our operating results.

We monitor events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. We review the carrying amounts of our intangible assets for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators may include any significant changes in the manner of our use of the assets or the strategy of our overall business, certain reorganization initiatives, significant negative industry or economic trends and significant decline in our share price for a sustained period.

When such events or changes in circumstances occur, we compare the carrying amounts of the asset or assets groups with their respective estimated undiscounted future cash flows. If the asset or assets group are determined to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the asset or assets group exceed their fair value.

Goodwill

Goodwill reflects the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Goodwill is not amortized but rather is tested for impairment annually, or whenever events or circumstances present an indication of impairment.

Determining the fair value requires significant judgment, including judgments about the appropriate terminal growth rates, weighted average costs of capital and the amounts and timing of projected future cash flows. Fair value determinations are sensitive to changes in underlying assumptions, estimates, and market factors. Projected future cash flows are based on our most recent budget, forecasts and strategic plans as well as certain growth rate assumptions. Potential changes in our costs and operating structure

We will continue to monitor the fair value to determine whether events and changes in circumstances such as further deterioration in the business climate or operating results, further significant decline in our share price, changes in management’s business strategy or downward changes of our cash flows projections, warrant further interim impairment testing.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2023, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting. See information under “Changes in Internal Control Over Financial Reporting” below for information as to a material weakness in our internal control, which in turn affected our disclosure controls and procedures.

Changes In Internal Control Over Financial Reporting

During the fiscal year ended October 31, 2022, the Company identified a material weakness in its internal controls with respect to revenue recognition. Specifically, the Company improperly recognized revenue in accordance with the terms of the JOA that was entered into in August 2021. The material weakness resulted in a restatement of our financial statements for the three and nine months ended July 31, 2022.

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

Other than as described above, there was No change in the Company’s internal control over financial reporting during the quarter ended April 30, 2023 that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There are many risks inherent in our business. Factors that could materially adversely affect our business, financial condition, operating results or liquidity, and the trading price of our common stock are described under Item 1A, Risk Factors, of the Form 10-K filed with the SEC on January 27, 2023. Other than the risk factor included below, there have been no material changes regarding risk factors since that date:

A significant portion of our revenue is concentrated on a few large customers and we have suspended work on an agreement with one of those customers pending discussions regarding amounts believed to be owed to us for work already completed. If we lose one or more of them, our results of operations may be adversely impacted.

Our revenue is currently concentrated in a small number of our domestic customers and European Wellness/BioPep. The sales to three domestic customers accounted for approximately 17%, 15% and 14% of our sales in fiscal year 2022. The consulting revenue from European Wellness/BioPep has accounted for approximately 18% of our sales in fiscal year 2022. With respect to European Wellness/BioPep, we have recently suspended delivering work product to it under our agreement while we engage in discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, our agreement with them, which is scheduled to terminate by its current terms on July 31, 2023, would not be expected to be renewed or extended and would terminate in accordance with its terms, and we may not be able to collect all of the amounts believed to be owed to us through the date of termination or the other amounts originally expected to be received by us under the agreement for completion of all services thereunder as originally contemplated. The loss of all or a part of our revenue from one or more of these customers could have a material adverse effect on our revenue, cash flow, operating results and financial condition until an alternative partnership or collaboration might be developed, and there can be no assurance that an alternative partnership or collaboration will be available to us, on terms acceptable to us or at all, in such a circumstance.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be reported.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed, furnished or incorporated by reference with this report:

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022, File No. 333-267366)
3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
3.3	Amendment to the Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.1	Form of Warrant to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2023)
10.1	Form of 8% Convertible Promissory Note (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.37, File No. 000-17378)
10.2	Form of Convertible Note and Warrant Purchase Agreement (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.37, File No. 000-17378)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: June 13, 2023	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: June 13, 2023		/s/ Nathan Haas
Nathan Haas, Chief Financial Officer
(Principal Financial Officer)

