Form 10-Q
period 2023-07-31
Vitro Biopharma, Inc.
filed 2023-08-28
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-17378

VITRO BIOPHARMA, INC.

(Exact name of Registrant as specified in its charter)

Nevada	84-1012042
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3200 Cherry Creek Drive South, Suite 410 Denver, Colorado	80209
(Address of principal executive offices)	(Zip code)

(855) 848-7627

(Registrant’s telephone number, including area code)

3200 Cherry Creek Drive South, Suite 720

Denver, Colorado

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

As of August, 28, 2023, there were outstanding 4,430,545 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended JULY 31, 2023

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2023	October 31, 2022

ASSETS

Cash	$285,175	$741,538
Accounts Receivable, Net	79,302	73,537
Inventory	187,829	280,138
Prepaid Expense	111,304	140,759
Prepaid project costs	159,618	217,747
Deferred Offering Costs	2,484,210	1,482,422

Total Current Assets	3,307,438	2,936,141

Goodwill	3,608,949	3,608,949
Intangible Assets, Net	1,278,599	1,377,401
Property and Equipment, Net	361,353	351,940
Patents, Net	38,283	8,390
Right of Use Asset – Operating Lease	510,745	277,381
Other Assets	17,098	13,860

Total Assets	$9,122,465	$8,574,062

LIABILITIES

Accounts Payable	$1,800,891	$604,606
Accounts Payable – Related Party	11,289	-
Deferred Revenue	685,005	650,000
Accrued Liabilities	906,777	939,523
Accrued Liabilities – Related Party	-	232,512
2021 Series Convertible Notes Payable – Related Party	480,000
Current Maturities of Capital Lease Obligations	66,403	62,979
Current Maturities of Operating Lease Obligations	125,863	50,055

Total Current Liabilities	4,076,228	2,539,675

Capital Lease Obligations, Net of Current Portion	28,756	78,955
Operating Lease Obligation, Net of Current Portion	384,882	227,326
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2021 Series Convertible Notes Payable – Related Party	-	480,000
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	337,840	-
2023 Series B Convertible Notes Payable – Stock Settled, Net	404,306	-
Derivative/Warrant Liability	937,758	-
Long Term Accrued Interest Payable	55,156	3,205
Long Term Accrued Interest Payable – Related Party	308,757	219,815

Total Long-Term Liabilities	4,646,701	3,198,547

Total Liabilities	8,722,929	5,738,222

STOCKHOLDERS’ EQUITY

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,430,545 and 4,430,545 Outstanding, respectively	4,430	4,430
Additional Paid in Capital	26,675,031	25,634,826
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(26,195,925)	(22,719,416)

Total Stockholders’ Equity	399,536	2,835,840

Total Liabilities and Stockholders’ Equity	$9,122,465	$8,574,062

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022

Product Sales	$561,490	$665,841
Product Sales, Related Parties	15,750	-
Total Revenue	577,240	665,841
Less Cost of Goods Sold	(96,815)	(138,189)
Gross Profit	480,425	527,652

Operating Costs and Expenses:
Selling, General and Administrative	1,486,866	2,222,487
Research and Development	33,146	79,071
Impairment Expense	-	914,091

Loss From Operations	(1,039,587)	(2,687,997)

Other Expense:
Interest Expense	(81,976)	(37,994)
Other Project Income, Net	191,746	-
Unrealized Gain on Series 2023 Derivative/Warrant Liability	58,133	-

Net Loss	$(871,684)	$(2,725,991)

Net Loss per Common Share, Basic and Diluted	$(0.20)	$(0.62)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,430,545	4,430,545

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended July 31, 2023	Nine Months Ended July 31, 2022

Product Sales	$1,170,364	$2,344,165
Product Sales, Related Parties	33,750	30,500
Consulting Revenue	25,000	500,000
Total Revenue	1,229,114	2,874,665
Less Cost of Goods Sold	(225,960)	(434,051)
Gross Profit	1,003,154	2,440,614

Operating Costs and Expenses:
Selling, General and Administrative	4,445,217	4,947,485
Research and Development	106,426	147,112
Impairment Expense	-	914,091

Loss From Operations	(3,548,489)	(3,568,074)

Other Expense:
Interest Expense	(178,606)	(159,697)
Other Project Income, Net	191,746	-
Loss on Conversion of Senior Secured Note Payable	-	(695,342)
Unrealized Gain on Series 2023 Derivative/Warrant Liability	58,840	-

Net Loss	(3,476,509)	(4,423,113)

Deemed Dividend on Series A Convertible Preferred Stock	-	(793,175)
Cumulative Series A Convertible Preferred Stock Dividend Requirement	-	(111,333)

Net Loss Available to Common Stockholders	$(3,476,509)	$(5,327,621)

Net Loss per Common Share, Basic and Diluted	$(0.78)	$(1.32)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,430,545	4,048,147

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2022	-	$-	4,430,545	$4,430	$25,634,826	$(84,000)	$(22,719,416)	$2,835,840

Forgiven accrued payables – related party	-	-	-	-	137,953	-	-	137,953
Stock based compensation	-	-	-	-	122,562	-	-	122,562
Net loss	-	-	-	-	-	-	(1,190,125)	(1,190,125)

Balance at January 31, 2023	-	$-	4,430,545	$4,430	$25,895,341	$(84,000)	$(23,909,541)	$1,906,230

Stock based compensation	-	-	-	-	393,510	-	-	393,510
Net loss	-	-	-	-	-	-	(1,414,700)	(1,414,700)

Balance at April 30, 2023	-	$-	4,430,545	$4,430	$26,288,851	$(84,000)	$(25,324,241)	$885,040

Stock based compensation	-	-	-	-	386,616	-	-	386,616
Payment for fractional warrants - recapitalization	-	-	-	-	(436)	-	-	(436)
Net Loss	-	-	-	-	-	-	(871,684)	(871,684)

Balance at July 31, 2023	-	$-	4,430,545	$4,430	$26,675,031	$(84,000)	$(26,195,925)	$399,536

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2023 and 2022 (Continued)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2021	136,059	$136	3,705,553	$3,705	$19,394,052	$(84,000)	$(15,859,367)	$3,454,526

Stock based compensation	-	-	-	-	242,505	-	-	242,505
Beneficial conversion feature on convertible preferred stock	-	-	-	-	48,510	-	-	48,510
Deemed dividend on convertible preferred stock	-	-	-	-	(48,510)	-	-	(48,510)
Net loss	-	-	-	-	-	-	(361,732)	(361,732)

Balance at January 31, 2022	136,059	$136	3,705,553	$3,705	$19,636,557	$(84,000)	$(16,221,099)	$3,335,299

Stock based compensation	-	-	-	-	302,785	-	-	302,785
Stock issued in connection with note conversion	-	-	155,529	156	4,043,610	-	-	4,043,766
Stock issued in connection with preferred stock conversions	(136,059)	(136)	569,463	569	(433)	-	-	-
Beneficial conversion feature on convertible preferred stock	-	-	-	-	744,665	-	-	744,665
Deemed dividend on convertible preferred stock	-	-	-	-	(744,665)	-	-	(744,665)
Net loss	-	-	-	-	-	-	(1,335,390)	(1,335,390)

Balance at April 30, 2022	-	$-	4,430,545	$4,430	$23,982,519	$(84,000)	$(17,556,489)	$6,346,460

Stock based compensation	-	-	-	-	1,258,797	-		1,258,797
Net loss	-	-	-	-	-	-	(2,725,991)	(2,725,991)

Balance at July 31, 2022	-	$-	4,430,545	$4,430	$25,241,316	$(84,000)	$(20,282,480)	$4,879,266

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31, 2023	Nine Months Ended July 31, 2022

Operating Activities

Net Loss	$(3,476,509)	$(4,423,113)
Adjustment to Reconcile Net Loss:
Other Project Income, Net	(191,746)	-
Unrealized Gain on Series 2023 Derivative/Warrant Liability	(58,840)	-
Loss on Conversion of Senior Secured Note Payable	-	695,342
Depreciation Expense	117,745	123,661
Amortization Expense	98,802	28,632
Bad Debt Expense	-	8,000
Impairment Expense	-	914,091
Amortization of Operating Lease – ROU Asset	38,032	42,256
Accretion of Debt Discount	21,143	-
Stock Based Compensation	902,688	1,804,087
Changes in Assets and Liabilities
Accounts Receivable	(5,765)	41,797
Accounts Receivable, Related Parties	-	-
Inventory	92,309	(13,424)
Prepaid Expenses	29,455	(36,141)
Prepaid project costs	(125)	(177,147)
Accounts Payable	194,497	52,760
Accounts Payable – Related Party	11,289	-
Deferred Revenue	285,005	(250,000)
Operating Lease Obligation	(38,032)	(42,256)
Accrued Liabilities	(32,745)	(204,352)
Accrued Liabilities – Related Party	(94,995)	(34,194)
Accrued Interest	51,951	11,328
Accrued Interest – Related Parties	88,942	94,926

Net Cash Used in Operating Activities	(1,966,899)	(1,363,747)

Investing Activities

Acquisition of Property and Equipment	(127,158)	(261,424)
Patent Costs	(29,893)	-
Other assets	(3,238)	(3,240)

Net Cash Used in Investing Activities	(160,289)	(264,664)

Financing Activities

Deferred Offering Costs	-	(1,138,761)
Issuance of 2022 Series Convertible Notes Payable	-	200,000
Issuance of 2023 Series Convertible Notes Payable - Stock Settled	405,000	-
Issuance of 2023 Series B Convertible Notes Payable – Stock Settled	1,312,600	-
Capital Lease Principal Payments	(46,775)	(59,588)
Payments on Revolving Line of Credit	-	(58,596)

Net Cash Provided by (Used in) Financing Activities	1,670,825	(1,056,945)

Total Cash Used During the Period	(456,363)	(2,685,356)
Beginning Cash Balance	741,538	4,376,983

Ending Cash Balance	$285,175	$1,691,627

Cash Paid for Interest	$16,570	$40,419
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Premium on issuance of 2023 Series Notes Payable - Stock Settled	$135,000	$-
Derivative/Warrant Liability on 2023 Series Notes Payable	$73,213	$-
Discount on Derivative/Warrant Liability on 2023 Series Notes Payable	$208,213	$-
Forgiveness of Accrued Liabilities – Related Party	$137,953	$-
Premium on issuance of 2023 Series B Notes Payable – Stock Settled	$437,533	$-
Derivative/Warrant Liability on 2023 Series B Notes Payable	$923,384	$-
Discount on Derivative/Warrant Liability on 2023 Series B Notes Payable	$1,360,917	$-
Recognition of New Capital Leases	$-	$90,444
Beneficial Conversion Feature and Deemed Dividend on Convertible Preferred Stock	$-	$793,175
Deferred Offering Costs Recorded as Accounts Payable	$1,001,788	$298,858
Right of Use Asset and Operating Lease Obligation Recognized under ASC Topic 842	$271,396	$-
Common Stock Issued for Conversion of Senior Secured Note Payable	$-	$3,712,500
Common Stock Issued for Conversion of Related Party Note Payable	$-	$331,266

These financial statements should be read in connection with the notes to these unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

Summary of Significant Accounting Policies

Basis of Presentation

On June 23, 2023, the Board of Directors of the Company approved a 1-for-26 reverse stock split (the “Reverse Stock Split”) of the Company’s (a) authorized shares of common stock, par value $0.001 (the “Common Stock”); and (b) issued and outstanding shares of Common Stock. All share and per share information included in these financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split, which became effective on July 6, 2023.

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

The Consolidated Balance Sheet as of October 31, 2022, was derived from the audited financial statements included in the Form 10-K. In management’s opinion, the unaudited interim Consolidated Balance Sheet, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Certain prior period amounts were reclassified to conform to the current presentation on the Consolidated Financial Statements.

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Fitore, Inc. (“Fitore”) and InfiniVive MD, LLC (“InfiniVive”).

Concentrations

During the nine months ended July 31, 2023 and 2022, 3% and 1% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 30% stockholder. During the nine months ended July 31, 2023, 38% of the Company’s total revenue was attributable to product sales to one customer. Also, during the nine months ended July 31, 2022, three customers accounted for 17%. 16% and 13% of the Company’s revenues. Other than the revenues derived through sales to an entity controlled by Dr. Zamora and the additional customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the nine months ended July 31, 2023 or 2022. In addition to the product revenue concentrations noted above, the Company recognized $25,000 in consulting revenue from a single client during the nine months ended July 31, 2023. This amount was 4% of the total revenue recognized for the period. The Company also recognized $500,000 in consulting revenue from a single client during the nine months ended July 31, 2022. This amount was 17% of the total revenue recognized for the period.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Revenues:
Research and development products	$284,306	$189,745
AlloRx Stem Cells to Foreign Third-Party Clinics	217,991	432,000
InfiniVive products	60,160	-
Fitore products	14,783	44,096

Total	$577,240	$665,841

	Nine Months Ended July 31, 2023	Nine Months Ended July 31, 2022
Revenues:
Research and development products	$307,324	$871,480
AlloRx Stem Cells to Foreign Third-Party Clinics	661,208	1,089,341
Consulting revenue	25,000	500,000
InfiniVive products	183,148	232,021
Fitore products	52,434	181,823

Total	$1,229,114	$2,874,665

Deferred Revenue

The Company has recorded deferred revenue in connection with a Joint Operating Agreement (as subsequently amended, the “JOA”) executed between the Company and European Wellness/BIO PEP USA (“BIO PEP”). Pursuant to this JOA, which expired in accordance with its terms on July 31, 2023 and is not expected to be renewed, the Company was obligated to use its best efforts to identify, develop and deliver various potential active pharmaceutical ingredients and to oversee the development of a recombinant cell line by a third-party service provider. The Company was also engaged to establish a Quality Management System to be utilized by BIO PEP in their pursuit of FDA authorizations. Prior to its expiration, our work under the JOA had been suspended since April 2023 pending discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the agreement.

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of July 31, 2023, the Company has deferred $685,005 in revenue. The Company has recorded $159,618 in prepaid project costs related to this deferred revenue in current assets. The amounts recorded as deferred revenue and prepaid project costs will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement.

The table below summarizes Deferred Revenues as of July 31, 2023:

	October 31, 2022	Other Project Income Recognized	Revenue Deferred	July 31, 2023
Deferred Revenue	$650,000	$(250,000)	$285,005	$685,005
Total	$650,000	$(250,000)	$285,005	$685,005

During the nine months ended July 31, 2023 and 2022, the Company recognized as revenue $0 and $500,000 in previously deferred revenue, respectively and $0 and $78,257 in expenses related to the JOA, respectively. The expenses are included in the Selling, general and administrative line on the accompanying consolidated statements of operations.

As of July 31, 2023, upon the expiration of the European Wellness Agreement, the Company recognized $250,000 as other project income that was deemed as non-refundable by the amendment and offset by $58,254 in project related expenses. In accordance with ASC 606, the Company determined that it did not satisfy the performance obligations at a point in time (ASC paragraph 606-10-25-30) and did not recognize the aforementioned amount as revenue.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of July 31, 2023 and October 31, 2022, total accounts receivable amounted to $79,302 and $73,537, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of July 31, 2023 and October 31, 2022, the allowance for doubtful accounts was $975 and $2,500, respectively.

As of July 31, 2023, two customers accounted for 53% and 11% of accounts receivable. As of October 31, 2022, 28% and 10%, of the Company’s accounts receivable were attributable to sales to two customers. No other customer comprised more than 10% of the accounts receivable balance as of July 31, 2023 or October 31, 2022.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the nine months ended July 31, 2023 and 2022, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	July 31, 2023	July 31, 2022

Stock options outstanding	1,122,154	1,124,076
Shares to be issued in connection with exercise of warrants	448,677	523,302
2021 Series Convertible Notes Payable - Related Party – common shares	18,462	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settlement	12,854	-
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	-
2023 Series B Convertible Notes Payable - Stock Settled	40,683	-
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	-
Total	1,693,479	1,673,532

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	July 31, 2023	October 31, 2022

Raw materials	$38,237	$112,023
Finished goods	149,592	168,115
Total inventory	$187,829	$280,138

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the nine months ended July 31, 2023 and 2022, the Company did not record any impairment expense.

Leases

In May 2023, the Company executed a new office lease for its executive offices, with the lease starting July 1, 2023. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. No amortization of this operating lease right-of-use asset was taken during the three and nine months ended July 31, 2023 and 2022, however, the Company did recognize right-of-use asset amortization for other office leases in the amount of $12,345 and $38,032, and $13,716 and $42,256 for the three and nine months ended July 31, 2023 and 2022, respectively.

Recent Accounting Standards

The Company periodically reviews new accounting standards that are issued and has not identified any new standards that it believes merit further discussion or would have a significant impact on its financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $3.5 million for the nine months ended July 31, 2023 and approximately $6.9 million for the year ended October 31, 2022. The Company had a working capital deficit of approximately $769,000 as of July 31, 2023. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As disclosed in Note 7, the two tranches’ of 2023 Series Convertible Notes Payable - Stock Settled Derivative/Warrant Liability required identification and quantification of fair value. The derivative liabilities described below only relate to the warrants included with the two tranches of the 2023 Series Convertible Notes Payable – Stock Settled debt. The estimated fair values as of the issuance date of the two tranches of notes are presented in Note 7.

As of July 31, 2023, the estimated fair values of the Company’s financial liabilities are presented in the following table:

July 31, 2023
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$67,155
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	870,603
Total	$937,758

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Nine Months Ended July 31, 2023	Year Ended October 31, 2022
Beginning Balance	$-	$-
Additions	996,598	-
Total (gains) or losses (realized/unrealized)	(58,840)	-
Included in operations	-	-
Ending Balance	$937,758	$-

During the three and nine months ended July 31, 2023, the unrealized gain on the Derivative Warrant Liability was $58,133 and $58,840 respectively. There were no comparable amounts recorded in the prior periods.

The fair value of the warrants granted in connection with the two, tranches of 2023 Series Convertible Notes Payable-Stock Settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	July 31, 2023	October 31, 2022
Risk-free interest rate	3.60%-4.18%	-
Dividend yield	0.00	-
Volatility factor	156.13%-200.29%	-
Weighted average expected life	2.5	-

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	July 31, 2023	October 31, 2022

Leasehold improvements	$12,840	$12,840
Property and equipment	1,052,586	925,427
Total cost	1,065,426	938,267
Less accumulated depreciation	(704,073)	(586,327)
Net property and equipment	$361,353	$351,940

Depreciation expense for the three and nine months ended July 31, 2023 and 2022 was $39,706 and $117,745, and $48,268 and $123,661, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of July 31, 2023:

	Remaining Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	13.5 years	$693,330	$(80,889)	$612,441
Patents, know-how and unpatented technology	13.5 years	710,060	(82,840)	627,220
Customer relationships	1.25 years	114,536	(75,598)	38,938
Total		1,517,926	(239,327)	1,278,599

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2023	$131,738
2024	122,947
2025	93,559
2026	93,559
2027	93,559
Total	$535,362

During the three and nine months ended July 31, 2023 and 2022, the Company recorded amortization expense of $32,934 and $98,802, and $9,544 and $28,632, respectively.

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

In May 2023, the Company executed a new office lease for 2,978 square feet, starting July 1, 2023 for its executive offices. The lease term runs through the end of December 2026. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. No amortization of this operating lease right-of-use asset was taken during the three and nine months ended July 31, 2023 and 2022, however, the Company did recognize right-of-use asset amortization for other office leases in the amount of $12,345 and $38,032, and $13,716 and $42,256 for the three and nine months ended July 31, 2023 and 2022, respectively.

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	July 31, 2023	October 31, 2022
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$510,745	$277,381
Finance	Property and equipment, net	43,552	74,324
Total Lease Assets		$554,297	$351,705

Liabilities
Current:
Operating	Operating lease liabilities	$125,863	$50,055
Finance	Finance lease liabilities	66,403	62,979
Noncurrent:
Operating	Operating lease liabilities	384,882	227,326
Finance	Finance lease liabilities	28,756	78,955
Total Lease Liabilities		$605,904	$419,315

The following table shows the classification and location and the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Nine Months Ended July 31,
	Location	2023	2022
Operating lease expense	General and administrative expense	$149,203	$53,218
Finance lease expense:
Interest on lease liability	Interest expense	7,797	10,630
Total Lease expense		$157,000	$63,848

Minimum contractual obligations for the Company’s leases (undiscounted) as of July 31, 2023 were as follows:

	Operating	Finance
Fiscal year 2023	$38,015	$17,892
Fiscal year 2024	161,045	65,387
Fiscal year 2025	163,903	12,803
Fiscal year 2026	166,761	5,150
Fiscal year 2027	84,608	-
Thereafter	180,619	-
Total Lease Payments	$794,951	$101,232
Less Imputed interest	(284,206)	(6,073)
Total lease liability	$510,745	$95,159

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	July 31, 2023		July 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	5.3	1.61	7.9	2.5
Weighted-average discount rate (1)	10.00%	7.53%	10.00%	7.63%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Nine Months Ended July 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$111,100	$53,302
Cash payments for finance leases	$46,775	$59,588

The Company recorded amortization of the operating lease right-of-use asset of $12,345 and $38,032, and $13,716 and $42,256 for the three and nine months ended July 31, 2023 and 2022, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of July 31, 2023 and October 31, 2022:

	July 31, 2023	October 31, 2022

Short Term
2021 Series convertible notes – related party	$480,000	$-
Total Short-Term Debt	480,000	-
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2021 Series convertible notes – related party	-	480,000
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	-
Discount 2023 Series convertible notes	(67,160)	-
2023 Series B convertible notes – stock settled	1,312,600	-
Discount 2023 Series B convertible notes	(908,294)	-
Total Long-Term Debt	2,931,392	2,669,246
Total Debt	$3,411,392	$2,669,246

The table below presents the future maturities of outstanding debt obligations as of July 31, 2023:

Fiscal year 2023	$-
Fiscal year 2024	480,000
Fiscal year 2025	-
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Fiscal year 2028	1,717,600
Total	$4,386,846

Unsecured 6% Note Payable Related Party

Interest expense on this note was $11,604 and $34,433, and $11,604 and $34,433 for the three and nine months ended July 31, 2023 and 2022, respectively. Accrued interest on this note was $126,509 and $92,076 as of July 31, 2023 and October 31, 2022, respectively.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $12,320 and $36,558, and $12,320 and $36,558 for the three and nine months ended July 31, 2023, and 2022, respectively. Accrued interest on this note was $134,314 and $97,756 as of July 31, 2023 and October 31, 2022, respectively.

2021 Series Convertible Notes - Related Party

The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of July 31, 2023 and October 31, 2022, respectively. The note matures on July 31, 2024. During the three and nine months ended July 31, 2023 and 2022, the Company recorded $6,050 and $17,951, and $6,049 and $25,227, respectively, in interest expense. As of July 31, 2023 and October 31, 2022, accrued, but unpaid, interest on these notes was $47,934 and $29,983, respectively.

Senior Secured Convertible Note Payable

The outstanding balance of the note was $0 and $0 as of July 31, 2023 and October 31, 2022, respectively. Accrued interest recorded as of July 31, 2023 and October 31, 2022, amounted to $0 and $0 respectively. Interest expense was $0 and $0, and $0 and $46,849 for the three and nine months ended July 31, 2023 and 2022, respectively.

2022 Series Convertible Notes

During the three and nine months ended July 31, 2023 and 2022, the Company recorded $2,521 and $7,480, and $685 and $685 in interest expense on these notes, respectively. As of July 31, 2023 and October 31, 2022, the Company had accrued $10,685 and $3,205, respectively, in interest on these notes.

2023 Series Convertible Notes – Stock Settled

On January 6, 2023, the Company sold $405,000 of its 8%, 2023 Series Convertible Notes - Stock Settled (the “January 2023 Notes”) and common stock purchase warrants (“January 2023 Warrants”) to five investors.

On various dates during March and April 2023, the Company sold $787,600 of its 8%, 2023 Series B Convertible Notes - Stock Settled (the “March 2023 Notes”) and common stock purchase warrants (“March 2023 Warrants”) to six investors.

On various dates during June and July 2023, the Company sold $525,000 of its 8%, 2023 Series B Convertible Notes - Stock Settled (the “June 2023 Notes”) and common stock purchase warrants (“June 2023 Warrants”) to three investors.

The sale and purchase were made through a Convertible Note and Warrant Purchase Agreement (“Purchase Agreement”) entered into with each investor. The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 480 “Distinguishing Liabilities from Equity” to account for the stock settled debt and ASC 815 “Derivatives and Hedging” to account for the derivative related to the notes and also to determine the number of warrants to be issued at the time of the issuance of the January 2023 Notes, March 2023 Notes, or the June 2023 Notes.

Each of the January 2023 Notes, March 2023 Notes, and June 2023 Notes bear interest at the rate of eight per cent per annum and are payable solely in shares of the Company’s common stock. Each of the January 2023 Notes, March 2023 Notes, and June 2023 Notes may be converted at any time at the option of the holder and are payable in full at the earliest of (i) the completion of a “Qualified Financing,” as defined below, (ii) a change in control, (iii) in the event of default, or (iv) the maturity date, which is five years from the date of issuance. A Qualified Financing is defined in the Purchase Agreement as any financing completed after the date of issuance of either the January 2023 Notes, March 2023 Notes, or June 2023 Notes involving the sale of the Company’s equity securities primarily for capital raising purposes resulting in gross proceeds to the Company of at least $5 million. Upon completion of a Qualified Financing, each of the January 2023 Notes, March 2023 Notes, and June 2023 Notes is convertible into the securities issued in such financing (the “Qualified Financing Securities”) in an amount determined by dividing (i) the outstanding principal on the January 2023 Notes, March 2023 Notes, or June 2023 Notes plus all accrued interest by (ii) the lessor of (x) the “Discounted Qualified Financing Price” and (y) the “Capped Price.” In the event of a change in control or default, voluntary conversion or upon maturity, each of the January 2023 Notes, March 2023 Notes, and June 2023 Notes is convertible into that number of shares of the Company’s common stock that equals (i) the outstanding principal amount of each of the January 2023 Notes, March 2023 Notes, and June 2023 Notes plus any accrued but unpaid interest, divided by (ii) the Capped Price.

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

Each January 2023 Warrant issuable by the Company pursuant to the Purchase Agreement entitles the holder to purchase that number of fully paid and nonassessable shares of the Company’s common stock determined (A) in the case following a Qualified Financing, by dividing (i) the sum of the aggregate outstanding principal amount of the January 2023 Note plus all accrued and unpaid interest thereon at the time of conversion multiplied by 0.25 by (ii) the quotient of the Discounted Qualified Financing Price divided by 0.75, or (B) in connection with a Change of Control, by dividing (i) the sum of the aggregate outstanding principal amount of the January 2023 Note plus all accrued and unpaid interest thereon at the time of the January 2023 Note’s conversion, by (ii) the Capped Price, subject to adjustment as set forth in the January 2023 Warrant. In each case, the January 2023 Warrants are exercisable at a price of $16.25 per share (as adjusted for the July 2023, 1 to 26 reverse stock split) for a period of five years.

Each March 2023 Warrant and June 2023 Warrant issuable by the Company pursuant to the Purchase Agreement entitles the holder to purchase that number of fully paid and nonassessable shares of the Company’s common stock determined (A) in the case following a Qualified Financing, by dividing (i) the sum of the aggregate outstanding principal amount of the March 2023 Note plus all accrued and unpaid interest thereon at the time of conversion by (ii) the quotient of the Discounted Qualified Financing Price divided by 0.75, or (B) in connection with a Change of Control, by dividing (i) the sum of the aggregate outstanding principal amount of the March 2023 Note or June 2023 Note plus all accrued and unpaid interest thereon at the time of the March 2023 Note’s or June 2023 Note’s conversion, by (ii) the Capped Price, subject to adjustment as set forth in the March 2023 Warrant or June 2023 Warrant. In each case, the March 2023 Warrants and June 2023 Warrants are exercisable at a price of $16.25 per share for a period of five years.

Participation Rights. Each of the January 2023 Notes, March 2023 Notes, and June 2023 Notes entitle the holder to purchase in a Qualified Financing an amount of Qualified Financing Securities (as defined above) up to 200% of the aggregate principal amount of either the January 2023 Note, March, 2023 Note, or June 2023 Notes, respectively, subscribed for by such holder in this Offering.

The Company contemplated ASC 480-10-30-7 related to the valuation of the embedded conversion feature contained in the January 2023 Notes, March 2023 Notes, and June 2023 Notes. The Company deemed that the most likely scenario to be utilized for valuing the conversion feature was a qualified financing. Therefore, the Company deemed that the January 2023 Notes, March 2023 Notes, and June 2023 were issued at a premium related to the definition of Discounted Qualified Financing Price contained in the Purchase Agreement. The premium recognized at the inception of January 2023 Notes was $135,000, the premium recognized at the inception of the March 2023 Notes was $262,533, and the premium recognized at the inception of the June 2023 Notes was $175,000.

The Company assessed the January 2023 Warrants, March 2023 Warrants, and June 2023 first under ASC 480. Based on the attributes of the January 2023 Warrants, March 2023 Warrants, and June 2023 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the January 2023 Warrants, March 2023 Warrants, and June 2023 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. At issuance, the Company recorded a warrant liability related to the January 2023 Warrants of $73,213, which amount is remeasured at fair market value at the end of each reporting period. The combination of the premium related to the conversion feature of $135,000 and the warrant liability of $73,213 resulted in the recognition of a debt discount of $208,213 at issuance of the January 2023 Notes and January 2023 Warrants. Further, at issuance of the March 2023 Warrants, the Company recorded a warrant liability of $568,574, which is remeasured at fair market value at the end of each reporting period. The combination of the premium related to the conversion feature of $262,533 and the warrant liability of $568,574 resulted in the recognition of a debt discount of $831,108 at issuance of the March 2023 Notes and March 2023 Warrants. Lastly, at issuance of the June 2023 Warrants, the Company recorded a warrant liability of $354,810, which is remeasured at fair market value at the end of each reporting period. The combination of the premium related to the conversion feature of $175,000 and the warrant liability of $354,180 resulted in the recognition of a debt discount of $529,810 at issuance of the June 2023 Notes and June 2023 Warrants.

The combination of the $135,000 premium associated with the conversion feature of the January 2023 Notes and the $208,213 discount associated with the January 2023 Warrants results in a net discount of $73,213 that is accreted over five years utilizing the effective interest method. The effective interest rate for both the three and nine months ended July 31, 2023 is 13.0%. During the three and nine months ended July 31, 2023, the Company recorded accretion expense of $2,784 and $6,052, respectively, and a gain on the fair value of the warrant liability of 5,871 and $6,057, respectively, with no comparable amounts in the prior periods.

The combination of the $262,533 premium associated with the conversion feature of the March 2023 Notes and the $831,108 discount associated with the March 2023 Warrants results in a net discount of $568,574 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2023 is 44.6%. During the three and nine months ended July 31, 2023, the Company recorded accretion expense of $9,073 and $12,083, respectively, and a gain on the fair value of the warrant liability of $45,667 and $46,187, respectively, with no comparable amounts in the prior period.

The combination of the $175,000 premium associated with the conversion feature of the June 2023 Notes and the $529,810 discount associated with the June 2023 Warrants results in a net discount of $354,810 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended July 31, 2023 is 39.5%. During the three months ended July 31, 2023, the Company recorded accretion expense of $3,007 and a gain on the fair value of the warrant liability of $6,596 with no comparable amounts in the prior period.

During the three and nine months ended July 31, 2023 the Company recorded $8,167 and $18,074 in interest expense on the January 2023 Notes, respectively. During the three and nine months ended July 31, 2023, the Company recorded $15,880 and $21,432 in interest expense on the March 2023 Notes, respectively. During the three and nine months ended July 31, 2023, the Company recorded $4,964 and $4,964 in interest expense on the June 2023 Notes, respectively. As of July 31, 2023 and October 31, 2022, the Company had accrued $18,074 and $0, respectively, in interest on the January 2023 Notes. As of July 31, 2023 and October 31, 2022, the Company had accrued $21,432 and $0, respectively, in interest on the March 2023 Notes. As of July 31, 2023 and October 31, 2022, the Company had accrued $4,964 and $0, respectively, in interest on the June 2023 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of July 31, 2023 and October 31, 2022, 0 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding.

Activity for the nine months ended July 31, 2023

There were no sales or grants of preferred shares during the nine months ended July 31, 2023.

Activity for the nine months ended July 31, 2022

There were no sales of Series A Convertible Preferred Shares during the nine months ended July 31, 2022.

On March 31, 2022, the holders of all 136,059 shares of Series A Convertible Preferred Stock outstanding converted those shares into 569,463 shares of Common Stock of the Company at $6.50 per share. As of July 31, 2022, there were no Series A Convertible Preferred Shares outstanding.

Dividend

The holders of the Series A Convertible Preferred Shares were entitled to receive dividends at an annual rate of 8% based on the stated value per share, payable when declared by the issuance of Company common stock at $6.50 per share. Dividends were cumulative from the date of the final closing of the private placement, whether or not, in any dividend period or periods, the Company had assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series A Convertible Preferred Shares do not bear interest. Dividends are payable upon declaration by the Board of Directors. All accrued but unpaid dividends were paid when the Preferred Stock was converted in March 2022.

Cumulative dividends earned as of July 31, 2023 and 2022 are set forth in the table below:

	Stockholders at Period End	Accumulated Dividends
Balance at October 31, 2021	35	$173,496
Issued	-	126,542
Converted	(35)	(300,038)
Balance at July 31, 2022	-	$-

Balance at October 31, 2022	-	$-
Issued	-	-
Converted	-	-
Balance at July 31, 2023	-	$-

Common Stock

On June 23, 2023, the Board of Directors of the Company approved the Reverse Stock Split of the Company’s (a) authorized shares of Common Stock; and (b) issued and outstanding shares of Common Stock, which became effective on July 6, 2023.

As of July 31, 2023, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of July 31, 2023 and October 31, 2022, 4,430,545, and 4,430,545 shares were issued and outstanding, respectively.

There were no grants of common shares during the nine months ended July 31, 2023.

Activity for the nine months ended July 31, 2022

On February 22, 2022, the Company issued 142,788 Common Shares at $26.00, in connection with the conversion of the Senior Secured Convertible Note Payable in the amount of $3,000,000 along with accrued interest of $17,157. The Company recorded a loss of $695,342 in connection with the conversion of the note.

On March 31, 2022, the Company issued 569,463 Common Shares at $6.50 in connection with the conversion of 136,059 shares of Series A Convertible Preferred Stock.

On April 15, 2022, the Company issued 11,945 Common Shares in connection with the conversion of $300,000 in principal together with $10,562 in accrued interest of a 2021 Series Note held by the then Chief Executive Officer of the Company Dr. Jack Zamora. The Common Shares were issued at $26.00 per share.

On April 15, 2022, the Company issued 796 Common Shares in connection with the conversion of $20,000 in principal together with $704 in accrued interest of a 2021 Series Note. The Common Shares were issued at $26.00 per share.

Stock-Based Compensation

There were no grants of stock purchase options during the nine months ended July 31, 2023.

Activity for the nine months ended July 31, 2022

On March 1, 2022, the Company issued 13,460 stock purchase options to an employee and a consultant to the Company. The options are exercisable at $26.00 per share. Options granted on March 1, 2022, vest as follows 2,306 of the total issued vested at the date of grant, 3,718 of the total issued vest on each anniversary date until fully vested. The options are exercisable for a period of ten years.

On July 6, 2022, the Company issued 192,307 stock purchase options to the newly appointed Chief Executive Officer of the Company. The options are exercisable at $26.00 per share and vest as follows: 38,461 vested at the date of grant and 38,461 vest on each anniversary date so long as the executive remains affiliated with the Company. The options are exercisable for a period of ten years.

Grants during the nine months ended July 31, 2022, were all considered to be non-qualified.

The fair value of the options granted during the periods presented, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	July 31, 2023	July 31, 2022
Risk-free interest rate	-	1.67%-2.99%
Dividend yield	-	0.00
Volatility factor	-	195%-198%
Weighted average expected life	-	10

The table below presents option activity for the nine months ended July 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2021	1,085,769	$8.18	7.56	$1,395,000
Options exercised	-	-	-	-
Options granted	205,767	26.00	9.91	2,675,000
Options expired	-	-	-	-
Options forfeited	(167,460)	(13.00)	(8.9)	(2,247,140)
Balance at July 31, 2022	1,124,076	$10.79	7.89	$19,420,800

Balance at October 31, 2022	1,124,076	10.79	7.64	19,873,680
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	(1,922)	(4.94)	(6.42)	-
Balance at July 31, 2023	1,122,154	$10.80	6.89	$19,873,680

Stock based compensation expense related to options for the three and nine months ended July 31, 2023 and 2022 amounted to $386,616 and $902,688, and $1,258,797 and $1,804,087 respectively. As of July 31, 2023 and October 31, 2022, 808,000 and 734,666 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $3,897,397 and $5,072,280 as of July 31, 2023 and October 31, 2022, respectively.

Warrants

During the nine months ended July 31, 2023 and 2022 the Company did not issue any warrants.

A summary of the Company’s common stock underlying the outstanding warrants as of July 31, 2023 and July 31, 2022 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2021	523,300	$19.50	3.32
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	-	-	-
Outstanding – July 31, 2022	523,300	$19.50	2.57

Outstanding at October 31, 2022	523,300	19.50	2.32
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(74,623)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – July 31, 2023	448,677	$20.58	1.89

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment agreements

On July 6, 2022, the Company hired Christopher Furman as its new Chief Executive Officer. Mr. Furman will receive an annual base salary of $400,000 and an annual bonus of up to 100% of his base salary. In addition, Mr. Furman received 192,307 options to purchase common stock at an exercise price of $26.00 per common share. On July 6, 2022, 38,461 of these options vested, with an additional 38,461 options vesting on July 6 in each of the next four years so long as Mr. Furman remains affiliated with the Company.

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

On August 1, 2021, the Company entered into a new employment agreement (the “Tanner Haas Agreement”) with Tanner Haas, the chief executive officer of Fitore at the time. The Company agreed to pay Mr. Haas a base salary of $135,000 per annum for a term of five years. In addition, Mr. Haas was eligible to receive an annual bonus in the form of cash in the amount of up to 100% of his base salary payable at the discretion of the CEO and Board of Directors. The Tanner Haas Agreement was to renew in one-year periods unless either Mr. Haas or the Company gave notice that the agreement would not be renewed with a 90-day notice. Effective June 30, 2022, Mr. Hass’ employment with Fitore was terminated. He was entitled to severance of one year’s salary, paid over the ensuing 12 months.

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

Accounts Receivable and Revenues

Dr. Zamora was also a significant customer of the Company in his capacity as a practicing physician. (See Note 9 for more information regarding Dr. Zamora.) As of July 31, 2023 and October 31, 2022, Dr. Zamora owed the Company $0 and $0, respectively. During the three and nine months ended July 31, 2023 and 2022, Dr. Zamora accounted for $15,750 and $33,750, and $0 and $30,500 in product sales, respectively. These sales amounts were 3% and 1% of total sales, respectively, for the nine months ended July 31, 2023 and 2022.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of July 31, 2023 and October 31, 2022, the Company owes this entity $11,289 and $0, respectively, in past due rent. The rental rates charged to the Company, $5,645 per month, are consistent with commercial rental rates in the area.

As of July 31, 2023 and October 31, 2022, the Company owed an entity controlled by Dr. Zamora $0 and $137,953, respectively, for goods and services paid for on behalf of the Company by the related entity. Amounts due to Dr. Zamora were relieved in November 2022 as part of the Settlement Agreement as described elsewhere herein.

As of July 31, 2023 and October 31, 2022, the Company owed the former CEO of Fitore $0 and $94,559 respectively, in severance pay and related taxes.

Convertible Notes, Debt Discount and Accrued Interest

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, mature on July 31, 2024 and are convertible, at the holder’s option, at $26.00 per common share. On October 22, 2021, the holder of $200,000 of the convertible notes converted the note and accrued but unpaid interest into four Series A Preferred Stock units. On April 15, 2022, the holders of $320,000 of the convertible notes converted the notes and accrued but unpaid interest into 12,741 shares of common stock. The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of July 31, 2023 and October 31, 2022, respectively. During the three and nine months ended July 31, 2023 and 2022, the Company recorded $6,050 and $17,951, and $6,050 and $25,227, respectively, in interest expense related to these notes. As of July 31, 2023 and October 31, 2022, accrued, but unpaid, interest on these notes was $47,934 and $29,983, respectively.

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to July 31, 2023 and note no events that would require disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires.

The following discussion analyzes our operating results for the three and nine months ended July 31, 2023 and compares those results to results for the three and nine months ended July 31, 2022. The discussion below also analyzes our liquidity and capital resources as of July 31, 2023 and material changes in those resources since the October 31, 2022. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three and nine months ended July 31, 2023 and 2022 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID, and expect to commence those trials in late 2023 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our capital expenses.

Reverse Stock Split

On June 23, 2023, the Board of Directors of the Company approved a 1-for-26 reverse stock split (the “Reverse Stock Split”) of the Company’s (a) authorized shares of common stock; and (b) issued and outstanding shares of common stock. The Reverse Stock Split became effective upon acceptance of the Company’s filing of a Certificate of Change with the Secretary of State of the State of Nevada on July 6, 2023 (the “Effective Date”). On the Effective Date, the total number of shares of the Company’s common stock held by each stockholder was converted automatically into a number of whole shares of common stock equal to (i) the number of issued and outstanding shares of common stock held by such shareholder immediately prior to the Reverse Stock Split, divided by (ii) 26, with any resulting fractional shares being treated as discussed below. No fractional shares were issued in connection with the Reverse Stock Split. Instead, (a) holders of certificates or book-entry positions representing fewer than 26 shares of common stock prior to the Effective Date (who would otherwise be entitled to receive fractional shares) received cash in lieu of such fractional share interests, based upon an estimated fair value of $6.00 per whole share following the Reverse Stock Split, and (b) holders of certificates or book-entry positions representing more than 26 shares of common stock prior to the Effective Date (who would otherwise be entitled to receive fractional shares) received one additional whole share in lieu of any such fractional share interests.

Components of Operating Results

Revenue

We generate revenue primarily from our proprietary products and technologies, including through supplying AlloRx Stem Cells, CAFs, native fibroblasts and other stem cell products and technologies developed by us. We have also generated consulting revenue from the Joint Operating Agreement (as subsequently amended, the “JOA”) among the Company, European Wellness Biomedical Group (“European Wellness”), a multinational company based in Europe, and its U.S. subsidiary, Bio Peptides LLC (“BioPep”), however, deliverables under the JOA were suspended since April 2023 pending discussions regarding amounts believed to be owed to us under the JOA for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the JOA, which could have an adverse effect on our revenue, cash flow, operating results and financial condition. Furthermore, the JOA expired in accordance with its terms on July 31, 2023. While discussions are ongoing, management does not currently expect our agreement with European Wellness to be renewed beyond its expiration date. Regardless of whether the agreement is renewed, however, we intend to continue to seek to recover all amounts believed to be owed to us under that agreement for work completed.

In addition, our acquisitions of InfiniVive MD, and to a lesser extent, Fitore, provide us revenue through sales of topical cosmetic conditioned media and exosomes serums through InfiniVive MD and sales of dietary supplements, nutraceuticals and health products through Fitore. However, we expect that sales of Fitore products in the future will be limited, as we are currently selling such products solely from remaining inventory and with minimal marketing efforts, and do not anticipate manufacturing any additional Fitore products in the foreseeable future or at all. We also terminated the chief executive officer and all other employees of Fitore as of June 2022.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of July 31, 2023 of $26.2 million. We incurred net losses of approximately $3.5 million and $6.9 million during the nine months ended July 31, 2023 and the year ended October 31, 2022, respectively. We used cash in operating activities of $2.0 million and $1.4 million for the nine months ended July 31, 2023 and 2022, respectively. We had a working capital deficit of approximately $769,000 as of July 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended July 31, 2023 and 2022:

	Three Months Ended July 31,
	2023	2022

Product sales	$561,490	$665,841
Product sales, related parties	15,750	-
Total revenue	577,240	665,841
Less: Cost of goods sold	(96,815)	(138,189)
Gross profit	480,425	527,652
Selling, general and administrative expenses	(1,486,866)	(2,222,487)
Research and development	(33,146)	(79,071)
Impairment expense	-	(914,091)
Interest expense	(81,976)	(37,994)
Other project income, net	191,746	-
Unrealized Gain on Derivative/Warrant liability	58,133	-
Net Loss	$(871,684)	$(2,725,991)

Net Loss

We recorded a net loss of $871,684 in the three months ended July 31, 2023, a decrease of $1,854,307 from the three months ended July 31, 2022, or 68%. The decreased loss in the three months ended July 31, 2023 was due primarily to an impairment expense of $914,091 that was recorded in the three months ended July 31, 2022 and no corresponding cost in the three months ended July 31, 2023. In addition, there were decreases in selling, general and administrative (“SG&A”) expenses in the three months ended July 31, 2023, as discussed further below. Interest expense increased during the three months ended July 31, 2023 due to the issuance of the 8% 2023 Series and 2023 Series B notes. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended July 31, 2023 decreased by $88,601, or 13%, from the three months ended July 31, 2022. The decrease is attributable to the factors described below, primarily reduced sales of AlloRx Stem Cells to foreign third-party clinics. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore, There was no consulting revenue recognized in the three months ended July 31, 2023 or 2022.

During the three months ended July 31, 2023 and 2022, research and development product sales were $284,306 and $189,745, respectively, an increase in the three months ended July 31, 2023 of $94,561, or 50%. The increase was attributable to biopharmaceutical institutions, university research labs and clinics purchasing more CAFs and native fibroblasts in the three months ended July 31, 2023. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended July 31, 2023 and 2022 were $217,991 and $432,000 respectively, a decrease of $214,009, or 50%. The decrease is attributable to diminished sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated less patients during the three months ended July 31, 2023. Despite the decrease, we expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

For the three months ended July 31, 2023 and 2022, InfiniVive MD revenue amounted to $60,159 and $0, respectively. The increase was attributable to the temporary respite in sales of InfiniVive MD products in the three months ended July 31, 2022 while we conducted an investigation into the potential improper administration of this product by medical professionals that have purchased this product directly from us or via distribution from other medical professionals. Upon completion of the investigation, it was determined that InfiniVive MD’s Exosome Serum was not being misused or misapplied and, following discussion with our legal advisors specializing in regulations relevant to the sale of our products, we resumed sales of InfiniVive MD’s Exosome Serum. This voluntarily suspension of sales of InfiniVive MD’s Exosome Serum in the United States did not have a material impact on our operating results for fiscal year 2022.

For the three months ended July 31, 2023 and 2022, Fitore product revenue amounted to $14,783 and $44,096, respectively. Fitore revenues were lower in the three months ended July 31, 2023 due to reduced efforts at marketing Fitore products, compared to the three months ended July 31, 2022. We are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts, and do not anticipate manufacturing any additional Fitore products in the foreseeable future or at all. We expect that sales of Fitore products in the future will be limited.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended July 31, 2023 and 2022, were $15,750 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended July 31, 2023 totaled $96,815 compared to $138,189 during the three months ended July 31, 2022, a decrease of $41,374, or 30%, resulting in gross profit of $480,425 and $527,652 for the three months ended July 31, 2023 and 2022, respectively. The gross profit percentages for the three months ended July 31, 2023 and 2022 were 83% and 79%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the three months ended July 31, 2023 and 2022. The overall decrease in gross profit in the three months ended July 31, 2023 was primarily attributable to a decrease in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses decreased from $2,222,487 in the three months ended July 31, 2022 to $1,486,866 in the three months ended July 31, 2023. This decrease of $735,621 or 33% was primarily due to a decrease in stock-based compensation of $872,181 and reductions in advertising expense of $62,846, partially offset by increases in other expense items, such as directors’ and officers’ insurance $47,919 and professional fees $118,284.

Research and Development

Research and development expenses for the three months ended July 31, 2023 and 2022 were $33,146 and $79,071, respectively, a decrease of $45,925 or 58%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the three months ended July 31, 2023, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy for future clinical trials.  In the three months ended July 31, 2022, in addition to such preparation activities, significant testing was conducted, including to detect any contaminants, diseases and pathogens, for AlloRx Stem Cell therapy.

Interest Expense

Interest expense for the three months ended July 31, 2023 was $81,976, an increase of $43,982 from the interest expense for the three months ended July 31, 2022 of $37,994. This increase is related to the issuance of 8% convertible promissory notes (the “8% Convertible Notes”) at various dates between January 2023 through July 2023. The interest expense related to the remaining debt on our balance sheet of approximately $4.4 million is expected to be all non-cash interest expense.

Other Project Income, Net

As of July 31, 2023, upon the expiration of the JOA, the Company recognized $250,000 as other project income that was deemed as non-refundable by the JOA and offset by $58,254 in project related expenses. In accordance with ASC 606, the Company determined that it did not satisfy the performance obligations at a point in time (ASC paragraph 606-10-25-30) and did not recognize the aforementioned amount as revenue.

Unrealized Gain on Derivative/Warrant Liability

During the three months ended July 31, 2023, we issued 8% Convertible Notes in the aggregate principal amount of $525,000, bringing the total of such notes issued to $1,717,600. In connection with these notes, the Company recognized a Derivative/Warrant liability. At July 31, 2023, this liability was marked to market, resulting in an unrealized gain of $58,133.

Results of Operations

The following table summarizes our operating results for the nine months ended July 31, 2023 and 2022:

	Nine Months Ended July 31,
	2023	2022

Product sales	$1,170,364	$2,344,165
Product sales, related parties	33,750	30,500
Consulting revenue	25,000	500,000
Total revenue	1,229,114	2,874,665
Less: Cost of goods sold	(225,960)	(434,051)
Gross profit	1,003,154	2,440,614
Selling, general and administrative expenses	(4,445,217)	(4,947,485)
Research and development	(106,426)	(147,112)
Interest expense	(178,606)	(159,697)
Impairment expense	-	(914,091)
Loss on conversion of senior secured note payable	-	(695,342)
Other project income, net	191,746	-
Unrealized Gain on Derivative/Warrant liability	58,840	-
Net Loss	$(3,476,509)	$(4,423,113)
Deemed dividend on convertible preferred stock	-	(793,175)
Cumulative convertible preferred stock dividend requirement	-	(111,333)
Net Loss to Common Stockholders	$(3,476,509)	$(5,327,621)

Net Loss

We recorded a net loss of $3,476,509 in the nine months ended July 31, 2023, a decrease of $946,604 or 21% from the nine months ended July 31, 2022. The decreased loss in the nine months ended July 31, 2023 was due primarily to an impairment expense of $914,091 and a loss on conversion of a senior secured note payable of $695,342 that were each recorded in the nine months ended July 31, 2022 and no corresponding cost or loss on conversion in the nine months ended July 31, 2023, offset by a 49% reduction in product sales revenue attributable to diminished sales volumes in the nine months ended July 21, 2023, coupled with decreased consulting revenue, of which $500,000 was recognized in the nine months ended July 31, 2022, and only $25,000 in the nine months ended July 31, 2023. In addition, there was a modest decrease in selling, general and administrative expenses in the nine months ended July 31, 2023, as discussed further below. Interest expense increased during the nine months ended July 31, 2023 due to the issuance of new 8% Convertible Notes during 2023. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Net Loss to Common Stockholders

In connection with the sale of the Series A Convertible Preferred Stock in Fiscal 2020 and 2021, we determined that there was an embedded conversion feature associated with the value of the beneficial conversion feature. The initial embedded conversion feature was initially determined to be $930,577. For the nine months ended July 31, 2022, the accretion of this embedded conversion feature was $793,175 and has been recorded as a deemed dividend. All of the Series A Convertible Preferred Stock was converted during the year ended October 31, 2022, so there was no corresponding accretion of dividend in the nine months ended July 31, 2023. Including the deemed dividend on the Series A Convertible Preferred Stock for the nine months ended July 31, 2022 and the cumulative dividend on that Preferred Stock, the net loss to common stockholders for that period was $5,327,621, or $1.32 per share.

Product Sales

Total product sales revenue in the nine months ended July 31, 2023 decreased by $1,170,551, or 49%, from the nine months ended July 31, 2022. The decrease is attributable to the factors described below, primarily reduced research and development product sales and reduced sales of AlloRx Stem Cells to foreign third-party clinics. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the nine months ended July 31, 2023 and 2022, research and development product sales were $307,324 and $871,480, respectively, a decrease in the nine months ended July 31, 2023 of $564,156 or 65%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing less CAFs and native fibroblasts in the nine months ended July 31, 2023. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions. Although demand increased in the quarter ended July 31, 2023, we believe that demand in the first half of fiscal year 2023 was also impacted by strong sales of CAFs and native fibroblasts to such institutions in fiscal year 2022, as these institutions still had unused CAFs and native fibroblasts in their inventory.

Sales of AlloRx Stem Cells to foreign third-party clinics for the nine months ended July 31, 2023 and 2022 were $661,208 and $1,089,341 respectively, a decrease of $428,133 or 39%, again related to diminished sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated less patients during the nine months ended July 31, 2023. Despite the decrease, we expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients.

For the nine months ended July 31, 2023 and 2022, InfiniVive MD revenue amounted to $183,148 and $232,021, respectively. The decrease was attributable to certified plastic surgeons, cosmetic surgeons, aestheticians and other medical professionals purchasing less InfiniVive MD products in the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022, resulting from less Company personnel and resources being devoted to marketing InfiniVive MD products in 2023 as compared to the same period in 2022.

For the nine months ended July 31, 2023 and 2022, Fitore product revenue amounted to $52,434 and $181,823, respectively. Fitore revenues were lower in the nine months ended July 31, 2023 due to reduced efforts at marketing Fitore products, compared to the nine months ended July 31, 2022. We are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts, and do not anticipate manufacturing any additional products in the foreseeable future or at all. We expect that sales of Fitore products in the future will be limited.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for in the nine months ended July 31, 2023 and 2022 were $33,750 and $30,500, respectively.

Consulting Revenue

During the nine months ended July 31, 2023 and 2022, our consulting revenue was derived from our JOA with European Wellness, which expired in accordance with its terms on July 31, 2023, under which we agreed to assist in the discovery, development and commercialization of biological products related to regenerative medicine. During the nine months ended July 31, 2022, we recognized $500,000 in revenue as we completed two milestones under the JOA. During the nine months ended July 31, 2023, we recognized $25,000 in consulting revenue under this agreement. In addition to the revenue that was recognized, we recorded deferred revenue of $650,000 related to those services during the year ended October 31, 2022. During the nine months ended July 31, 2023, we recorded an additional $285,005 in deferred revenue related to the JOA. As of July 31, 2023, upon the expiration of the JOA, the company recognized as other project income $250,000 that was deemed by the JOA as non-refundable, offset by $58,254 in project related expenses, as further described below (see “–Other Project Income, Net”).

Prior to the expiration of the agreement, we suspended deliverables under the agreement with European Wellness in April 2023 pending discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the agreement, which could have an adverse effect on our revenue, cash flow, operating results and financial condition. While discussions are ongoing, management does not currently expect our JOA with European Wellness to be renewed beyond its expiration date. Regardless of whether the agreement is renewed, however, we intend to continue to seek to recover all amounts believed to be owed to us under that agreement for work completed. With the expiration of the JOA with European Wellness, we expect our consulting revenue in the future will be limited unless and until an alternative consulting partnership or collaboration becomes available to us.

Cost of Goods Sold

Our cost of goods sold during the nine months ended July 31, 2023 totaled $225,960 compared to $434,051 during the nine months ended July 31, 2022, a decrease of $208,091 or 48%, resulting in gross profit of $1,003,154 and $2,440,614 for the nine months ended July 31, 2023 and 2022, respectively. The gross profit percentages for the nine months ended July 31, 2023 and 2022 were 82% and 85%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the nine months ended July 31, 2023 and 2022. The overall decrease in gross profit in the nine months ended July 31, 2023 was primarily attributable to a $475,000 decrease in consulting revenue for that period compared to the nine months ended July 31, 2022 as discussed above. Also contributing to the decrease in gross profit was a decrease in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses decreased from $4,947,485 in the nine months ended July 31, 2022 to $4,445,217 in the nine months ended July 31, 2023. This decrease of $502,268 (10%) was primarily due to a decrease in stock-based compensation of $901,399 and a decrease in supplies costs of $56,949, offset by an increase of $525,294 in professional fees.

Research and Development

Research and development expenses for nine months ended July 31, 2023 and 2022 were $106,426 and $147,112, respectively, a decrease of $40,686, or 38%. In the nine months ended July 31, 2023, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy for future clinical trials.  In the nine months ended July 31, 2022, in addition to such preparation activities, significant testing was conducted, including to detect any contaminants, diseases and pathogens, for AlloRx Stem Cell therapy.

Interest Expense

Interest expense for the nine months ended July 31, 2023 was $178,606, an increase of $18,909 from the interest expense for the nine months ended July 31, 2022 of $159,697. This increase is related to new 8% Convertible Notes issued in 2023. The interest expense related to the remaining debt on our balance sheet of approximately $4.4 million is expected to be all non-cash interest expense.

Other Project Income, Net

As of July 31, 2023, upon the expiration of the JOA with European Wellness the Company recognized $250,000 as other project income that was deemed as non-refundable by the JOA, offset by $58,254 in project related expenses. In accordance with ASC 606, the Company determined that it did not satisfy the performance obligations at a point in time (ASC paragraph 606-10-25-30) and did not recognize the aforementioned amount as revenue.

Unrealized Gain on Derivative/Warrant Liability

During the nine months ended July 31, 2023, we issued $1,717,600 of the 8% Convertible Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. At July 31, 2023, this liability was marked to market, resulting in an unrealized gain of $58,840.

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

Working Capital

As of July 31, 2023, we had a working capital deficit of approximately $769,000, comprised of current assets of $3.3 million and current liabilities of $4.1 million. The working capital at July 31, 2023 decreased $0.7 million from October 31, 2022, our prior fiscal year end. Cash was reduced from $0.7 million as of October 31, 2022 to $0.3 million at July 31, 2023 as we used cash for operations and preparation for a proposed public offering of our securities.

During the nine months ended July 31, 2023, we sold $1,717,600 of 8% Convertible Notes as well as warrants to purchase our common stock for aggregate proceeds of $1,717,600. The 8% Convertible Notes are payable solely in shares of our common stock and are convertible upon the happening of certain events, including the completion of a “Qualified Financing.” The proceeds from the sale of the 8% Convertible Notes and the warrants has been and will be used for general corporate purposes. We continue efforts to raise capital for our short-term liquidity and capital needs.

As a result of our limited working capital position as of July 31, 2023, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Our significant contractual cash requirements as of July 31, 2023 primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in “Note 6—Lease Obligations,” and “Note 7—Debt,” of the Notes to our unaudited consolidated financial statements within this Report. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of July 31, 2023, we had payments for lease, loan and other known contractual obligations of approximately $5.3 million, of which approximately $0.8 million are payable within 12 months as of July 31, 2023.

In addition to our other outstanding debt as further described in “Note 7—Debt” to our unaudited consolidated financial statements within this Report, we currently have outstanding a 5% Convertible Note in the original principal amount of $480,000 that is scheduled to mature in the next 12 months, on July 31, 2024. The note is convertible into our common stock at a price of $26.00 per share at the option of the holder and is subject to mandatory conversion in the event (i) our common stock is publicly traded, (ii) the common stock trades at a price of at least $3.00 per share for at least 20 days and the average daily trading volume during such 20 day period is at least 15,000 shares, and (iii) we either have an effective registration statement allowing for resale of the common stock free of any restrictions or the shares are eligible for sale without restriction by the holder upon conversion. There can be no assurance that such note will be converted into our common stock prior to the maturity date. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including such note, depends on our future performance and receipt of additional capital, which is subject to economic, financial, competitive and other factors beyond our control. Repayment of these obligations, even if we are able to obtain the requisite capital, would decrease the funds available to further our business plan.

Our working capital needs beyond the next 12 months include ongoing general and administrative expenses and research and development expenses, the latter of which are expected to increase if and when we commence one or more of our planned clinical trials. In addition to our long-term debt obligations, our long-term capital requirements also include the cost of building a planned new cGMP biomanufacturing facility, which is estimated to cost approximately $1.0 to $3.0 million depending on the amount of anticipated production increase, available capital and manufacturing demands at that time

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the nine months ended July 31, 2023 and 2022:

	Nine Months Ended July 31,
	2023	2022

Net Cash Used in Operating Activities	$(1,966,899)	$(1,363,747)
Net Cash Used in Investing Activities	(160,289)	(264,664)
Net Cash provided by (Used in) Financing Activities	1,670,825	(1,056,945)
Beginning Cash Balance	741,538	4,376,983
Ending Cash Balance	$285,175	$1,691,627

Operating Activities

Net cash used in operating activities during the nine months ended July 31, 2023 was $1,966,899, compared to $1,363,747 during the nine months ended July 31, 2022, representing an increase of $603,152. The reduction in net loss during the nine months ended July 31, 2023 was offset by the lack of non-cash adjustments for impairment expense and loss on conversion of senior secured note payable that occurred during the nine months ended July 31, 2022.

Investing Activities

Cash used by investing activities during the nine months ended July 31, 2023 was $160,289 compared to $264,664 in the nine months ended July 31, 2022, representing a decrease in cash used of $104,375. We purchased property and equipment and incurred some IP-related costs during the nine months ended July 31, 2023, while there was a significant item of equipment purchased during the nine months ended July 31, 2022.

Financing Activities

Cash provided by financing activities during the nine months ended July 31, 2023 was $1,670,825, while cash used by financing activities during the nine months ended July 31, 2022 was $1,056,945. During the nine months ended July 31, 2023, we issued $1,717,600 in 8% Convertible Notes and common stock purchase warrants, and made capital lease principal payments of $46,775. During the nine months ended July 31, 2022, we made capital lease principal payments of $59,588 and revolving line of credit principal payments of $58,596 and incurred $1,138,761 of deferred offering costs in connection with our proposed public offering.

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

Estimating the Fair Value of Common Stock

When performing the fair value calculations using the Black-Scholes option pricing model, we are required to estimate the fair value of our common stock underlying our stock-based awards, which is the most subjective input into the Black-Scholes option pricing model. Because there has previously been no public market for our common stock, the fair value of our common stock underlying stock options has been determined on each grant date by the Board, with input from management, primarily by referencing arms-length transactions inclusive of our common stock underlying such transactions which occurred on or near the valuation date(s). In addition to an evaluation of arms-length transactions involving our common stock, the Board considered various objective and subjective factors to estimate the estimated fair value of our common stock, including:

●	the estimated value of our securities both outstanding and anticipated;
●	the anticipated capital structure, which will directly impact the value of the currently outstanding securities;
●	our results of operations and financial position;
●	the status of our research and development efforts;
●	the lack of liquidity of our common stock as a private company;
●	our stage of development and business strategy and the material risks related to our business and industry;
●	external market conditions affecting the life sciences and biotechnology industry sectors;
●	U.S. and global economic conditions;
●	the likelihood of achieving a liquidity event for the holders of common stock, such as a public offering, or a sale of our Company, given prevailing market conditions; and
●	the market value of comparable companies.

In determining the estimated fair value of our common stock for equity awards granted from August 2021 to February 2022, the Board primarily considered the then most recent independent third-party valuation obtained by the Company in connection with its acquisition of InfiniVive MD and Fitore on August 1, 2021, in addition to the subjective factors discussed above. After considering the independent third-party valuation and the other subjective factors discussed above, the Board determined valuations of our common stock of $4.94 per share as of August 1, 2021, and such valuations by the Board were used for the purposes of determining the stock-based compensation expense for all stock options and equity awards granted from August 2021 to February 2022. More recently, in determining the estimated fair value of our common stock underlying stock options and equity awards granted since February 22, 2022, the Board, with input from management and recognizing the arms-length nature of the transaction, primarily considered the holder’s election in February 2022 to voluntarily convert a Senior Secured Convertible Promissory Note into 142,788 shares of our common stock at the embedded conversion price of $26.00 per share pursuant to the terms of the Senior Secured Convertible Promissory Note. The Board also considered other pertinent information available to it at the time of the grants, including the subjective factors discussed above. After considering these factors, the Board determined valuations of our common stock of $26.00 per share as of March 1, 2022 and July 6, 2022, and such valuations by the Board were used for the purposes of determining the stock-based compensation expense for the options granted on each of March 1, 2022 and July 6, 2022. Stock based compensation expense related to options for the fiscal years ended October 31, 2022 and 2021 amounted to $2,197,597 and $2,040,617, respectively. Stock based compensation expense related to options for the three and nine months ended July 31, 2023 and 2022 amounted to $386,616 and $902,688, and $302,785 and $545,290 respectively.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the timing of commencement and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing for enrollment and the timing and availability of data from such studies;

●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our expectations with regard to the timing of submission of an amended request for orphan drug designation (“ODD”) and the eligibility of Pitt-Hopkins or any other indications to qualify for ODD or any other regulatory incentives;

●	our expectations with respect to entry into clinical trial agreements and other agreements with contract research organizations (“CROs”), potential collaborators and clinical trial sites for our preclinical studies and clinical trials;

●	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;

●	developments and projections relating to our competitors and our industry and the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development and commercialization of our product candidates, including additional disease states or indications we may pursue;

●	our expectations regarding future sales of our other products, including MSC-Gro, and future consulting revenues;

●	our expectations regarding our ability to renew our agreement with European Wellness and to collect amounts believed to be owed to us for work already completed under our JOA with European Wellness, which expired on July 31, 2023;

●	the potential effects of public health crises, such as the COVID-19 pandemic, on our preclinical and clinical programs and business;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our ability to effectively manage our growth, including the need to hire additional personnel and our ability to attract, recruit and retain such personnel, and maintain our culture;

●	our ability to fund the acquisition of fully automated closed system bioprocessing and other equipment and for the development of a new current Good Manufacturing Practices compliant manufacturing facility we expect to lease;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our plans and ability to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates, and to continue as a going concern;

●	the performance of our third-party suppliers, CROs and manufacturers;

●	our financial performance; and

●	the period over which we estimate our existing cash will be sufficient to fund our future operating expenses and capital expenditure requirements.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2023, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting. See information under “Changes in Internal Control Over Financial Reporting” below for information as to a material weakness in our internal control, which in turn affected our disclosure controls and procedures.

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

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2023 that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

A significant portion of our revenue has been concentrated on a few large customers and our agreement with one of those customers, European Wellness, recently expired. As a result, we expect our consulting revenue in the future to be more limited and, if we lose more customers, our results of operations would be expected to be further adversely impacted.

Our revenue has been concentrated in a small number of our domestic customers and European Wellness/BioPep. The sales to three domestic customers accounted for approximately 17%, 15% and 14% of our sales in fiscal year 2022. The consulting revenue from European Wellness/BioPep accounted for approximately 18% of our sales in fiscal year 2022. With respect to European Wellness/BioPep, we had suspended delivering work product to it under our agreement since April 2023 while we engaged in discussions regarding amounts believed to be owed to us under that agreement for work already completed, and our agreement with them expired in accordance with its terms on July 31, 2023 and is not expected to be renewed. Although we intend to continue to seek to recover and recognize as revenue or other project income all amounts believed to be owed to us under that agreement, we may not be able to collect or recognize as revenue or other project income all of the amounts believed to be owed to us through the date of expiration or the other amounts originally expected to be received by us under the agreement for completion of all services thereunder as originally contemplated. Because our contract with European Wellness expired on July 31, 2023 and has not been renewed, we expect our consulting revenue in the future will be materially adversely affected, in particular if we are unsuccessful in ultimately recognizing our deferred revenue or other project income associated with this agreement or collecting other amounts from them for work already completed, unless and until an alternative consulting partnership or collaboration becomes available to us. The loss of all or a part of our revenue from any of the other customers could have a material adverse effect on our revenue, cash flow, operating results and financial condition until an alternative partnership or collaboration might be developed, and there can be no assurance that an alternative partnership or collaboration will be available to us, on terms acceptable to us or at all, in such a circumstance.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be reported.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed, furnished or incorporated by reference with this report:

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Articles of Incorporation, effective June 30, 2023 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023)
3.2	Certificate of Change pursuant to NRS 78.209 to Third Amended and Restated Articles of Incorporation to effect reverse stock split , effective July 6, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023)
3.3	Amended and Restated Bylaws, effective June 30, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023)
4.1	Form of Warrant to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2023)
10.1	Form of 8% Convertible Promissory Note (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.37, File No. 000-17378)
10.2	Form of Convertible Note and Warrant Purchase Agreement (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on January 30, 2023, Exhibit 10.37, File No. 000-17378)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: August 28, 2023	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: August 28, 2023		/s/ Nathan Haas
Nathan Haas, Chief Financial Officer
(Principal Financial Officer)

