Form 10-K
period 2023-10-31
Vitro Biopharma, Inc.
filed 2024-01-29
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-41766

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company is unable to calculate the aggregate market value for its Common Stock, as there is presently no market for the Common Stock and there was no market and no quotations as of the last business day of the Company’s most recently completed second fiscal quarter.

As of January 29, 2024, there were outstanding 4,430,535 shares of the registrant’s Common Stock, $0.001 par value.

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

PART I

Item 1. Business

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and PASC, or Long COVID, and expect to commence those trials in early 2024. We generate revenue from our other technologies through a number of other activities, including through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our capital expenses.

Our lead investigational product candidate is our cell-based therapy product (“AlloRx Stem Cell therapy”), which is based on our proprietary AlloRx® stem cells (“AlloRx Stem Cells”) that are derived from culture-expanded MSCs sourced from the Wharton’s jelly of umbilical cords donated by healthy volunteers following childbirth. During our manufacturing process, we utilize our proprietary specialty culture media, MSC-Gro, to support the growth and expansion of MSCs from umbilical cords to create AlloRx Stem Cells. MSC-Gro has been developed by us over 20 years of research and development. We have also developed other cell culture processes that are applied during our manufacturing process, which, together with MSC-Gro, we believe confers additional benefits to AlloRx Stem Cells and generates increased ATP expression (an energy molecule), viability, immunosuppression measurement and yield.

We believe that AlloRx Stem Cell therapy makes a compelling product candidate to further evaluate in clinical trials for the potential treatment of inflammatory and autoimmune disorders. Through clinical trials in the United States, we intend to explore the potential of AlloRx Stem Cell therapy to reduce inflammation, stimulate tissue repair and balance immune system response, among other things. In addition to inflammatory disorders, we intend to evaluate the potential of AlloRx Stem Cell therapy to combat immune dysregulation in patients affected by autoimmune disorders based on results from our pre-clinical research described below, including the observed ability of MSCs to secrete concentrations of certain immunomodulatory substances, including IDO. We also believe AlloRx Stem Cell therapy is an attractive option to further evaluate in the potential treatment of various neurodegenerative diseases.

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

ATP Expression of Different Types of MSCs
AlloRx Stem Cells
Adipose MSCs
Placental MSCs
Bone Marrow MSCs
ATP Concentration (μM)
4.5
4.0
3.5
3.0
2.5
2.0
1.5
1.0
2000
3000
4000
5000
6000
7000
8000
9000
10000
11000
Cells per Well

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

Our Pipeline

Our five core development programs are illustrated in the pipeline chart below:

Core Development Programs

Our pipeline includes five core development programs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in the following clinical trials and indications:

●	Phase 1/2a clinical trial of PTHS, which is a rare neurogenetic disorder primarily affecting children that is characterized by global developmental delays including significant language delays, intellectual disability, debilitating breath holding, neuro-irritability, autistic features, disordered sleep, and significant behavioral concerns. Per the Pitt Hopkins Research Foundation, PTHS impacts between 1 in 34,000 and 1 in 41,000 individuals according to some estimates. Although the exact incidence of PTHS is unknown, we believe it would meet the prevalence requirements for an ODD from the FDA if the other designation requirements are met, although any determination as to whether PTHS qualifies as a “rare disease or condition” will be made by FDA, as further described below.

●	Phase 1/2a clinical trial of PASC, or Long COVID, a newly recognized condition following the onset of the COVID-19 pandemic, which is characterized by persistent and prolonged symptoms or long-term complications four weeks or more after first being infected with the SARs-CoV-2 virus. Long COVID results from COVID-19 infection and produces prolonged symptoms of fatigue, cognitive impairment and various additional symptoms that can be debilitating. According to the CDC, a recent study found that approximately two-thirds of respondents who had tested positive for COVID-19 experienced long-term symptoms often associated with SARs-CoV-2 infection. In addition, a report published in March 2022 by the STAA team of the U.S. Government Accountability Office found that Long COVID has potentially affected up to 23 million Americans. Given the emerging nature of COVID-19 and new virus variants resulting from mutations, we believe the incidence of Long COVID will continue to increase.

We intend to initiate our FDA cleared clinical trials for PTHS and Long COVID in late 2023 pending completion of this offering and IRB approval of clinical trial agreements with contemplated collaborators and clinical trial sites. In addition, we are also currently focused on our pre-clinical development programs for MS, Lupus (SLE) and Alzheimer’s disease. We plan to submit two additional IND applications to FDA to initiate Phase 1/2a clinical trials to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE) sometime in early 2024 and in adults with MS in late 2024, which will be subject to FDA clearance prior to the initiation of any clinical trials for these indications. We are also advancing and actively pursuing preclinical research and development activities of AlloRx Stem Cell therapy for the potential treatment of Alzheimer’s disease with the goal of progressing towards a potential IND filing for this indication in the future.

Other Pre-Clinical Development Programs

In addition to our core development programs, we are also evaluating the potential for AlloRx Stem Cell therapy in the treatment of a broad range of other indications. We believe that we can leverage clinical safety and tolerability data from our core development programs to support our development efforts in other indications, saving substantial research and development time and resources compared to traditional drug development, where each program is separately developed. To achieve this goal, we are also advancing preclinical research and development activities in the following additional indications: ALS, also known as Lou Gehrig’s disease; Parkinson’s disease; and traumatic brain injury. Our ultimate mission is to advance AlloRx Stem Cell therapy into pivotal registration studies for each of these indications, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

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

MSC-Gro™

Our “clinical grade” formulation of MSC-Gro, our proprietary specialty culture media, is sold by us to a single customer in Australia that utilizes MSC-Gro to manufacture its stem cell therapy product candidate currently being investigated for the potential treatment of osteoarthritis; this customer is planning to commence a pivotal Phase 3 clinical trial in Australia in late 2023 and, upon a successful outcome, expects that its stem cell therapy product candidate may be eligible to obtain regulatory approval for commercialization in Australia in 2026. If this customer’s stem cell therapy product candidate is ultimately approved for commercialization in Australia, we expect to benefit from the increased sales of MSC-Gro to this particular customer as it scales up manufacturing to meet commercial demand.

Our Business Model

While our primary business strategy is to become a leading regenerative medicine and cellular therapy company through the development and commercialization of AlloRx Stem Cell therapy, we currently generate revenue from our proprietary technologies through a variety of sources:

●	In addition to selling our clinical grade formulation of MSC-Gro to a single customer in Australia, as further described above, we sell multiple variations of our “research grade” formulation of MSC-Gro, along with a variety of other stem cell products and technologies developed by us, directly to leading biopharmaceutical institutions, university research labs, clinics, investigators and sponsors. These products include native MSCs, several lines of CAFs and native fibroblasts that are used by these institutions for stem cell research and the development of advanced immunotherapy of cancer.

●	We supply AlloRx Stem Cells to certain foreign clinics and medical centers that use AlloRx Stem Cells to conduct open-label, patient-sponsored clinical studies for the potential treatment of a wide variety of indications, including osteoarthritis, MS, Lupus, COPD, ALS, and Alzheimer’s disease, in other countries. In addition to generating revenue from these supply arrangements, we leverage safety, tolerability and dosing data, along with certain other anecdotal data and information, generated by these foreign clinical studies to support our internal research and development activities and for the efficient and informed internal development of our AlloRx Stem Cell therapy development programs. Continued distribution of AlloRx Stem Cells to these foreign third-party clinics and medical centers pursuant to these supply arrangements will continue to be an important business objective of ours.

●	We had a drug discovery and development contract to develop novel biologic products with European Wellness, a multinational company based in Europe, and its U.S. subsidiary, BioPep. The goal of this agreement was to discover, develop and commercialize biological products with application to regenerative medicine. We had been working with BioPep to establish manufacturing and regulatory support aimed at gaining FDA approval for specific products derived from AlloEx Exosomes that could potentially be used for treatment of various conditions, including aesthetic dermatology and skin revitalization; however, our work with BioPep has been suspended since April 2023 pending discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the agreement, which could have an adverse effect on our revenue, cash flow, operating results and financial condition. In addition, if those discussions are unsuccessful, our agreement with them, which expired in accordance with its terms on July 31, 2023, would not be expected to be renewed. While discussions are ongoing, management does not currently expect our agreement with them to be renewed. Regardless of whether the agreement is renewed, however, we intend to continue to seek to recover all amounts believed to be owed to us under that agreement for work completed. AlloEx Exosomes are a derivative of AlloRx Stem Cells that are developed and manufactured by us. AlloEx Exosomes are derived from cultured AlloRx Stem Cells at the latter part of their growth curve by our proprietary cell culture process. In the United States, AlloEx Exosomes are regulated by the FDA as a biological product.

●	Through InfiniVive MD, our wholly-owned subsidiary, we develop and sell topical cosmetic conditioned media and exosome-containing serums, which are manufactured using AlloRx Stem Cells and its derivatives, to plastic surgeons, cosmetic surgeons, aestheticians and consumers in the United States and internationally. These products are designed to moisturize and hydrate the skin to reduce the appearance of aging, including lines and wrinkles, and we believe the inclusion of AlloRx Stem Cells and its derivatives may promote healthy looking skin and the appearance of rejuvenation.

International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies

As discussed above, we supply AlloRx Stem Cells to certain foreign third-party clinics and medical centers. We currently have supply arrangements with numerous third-party clinics and medical centers in foreign locations, including:

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

Our Strategy

Our primary business strategy is to become a leading regenerative medicine company through the development and commercialization of novel cell therapy products for unmet medical needs, with an emphasis on autoimmune disorders and inflammatory disease indications. Key elements of our business strategy are as follows:

●	Advance AlloRx Stem Cell therapy through clinical development to registration and commercialization in the United States for PTHS, Long COVID, and other indications in our core development programs. We are focused on initiating and executing Phase 1/2a clinical trials in the United States for PTHS and Long COVID in accordance with FDA-authorized INDs, with intentions of advancing into Phase 2b and Phase 3 pivotal registration studies for these indications as efficiently as possible. We also intend to further pursue an ODD for PTHS, as further described below. We are also currently focused on our pre-clinical development programs for MS, Lupus (SLE) and Alzheimer’s disease.

●	Initiate and conduct clinical development in an effort to establish clinical proof-of-concept and biological activity for AlloRx Stem Cell therapy and continue to deepen our understanding of therapeutic mechanisms of action. We intend to initiate Phase 1/2a clinical trials in PTHS and Long COVID in accordance with FDA-authorized INDs with the intent to establish safety, tolerability and efficacy proof-of-concept and evidence of biological activity in these indications. We seek to initiate and conduct well-designed Phase 1/2a clinical studies for AlloRx Stem Cell therapy for PTHS, Long COVID and potentially other indications in our pipeline in hopes of establishing a solid foundation for later-stage clinical trials, development and partnering activity, and expansion into complementary indications. We are committed to a rigorous clinical approach, which we believe will help us advance our programs efficiently, providing high quality, transparent communications and regulatory submissions with FDA. In addition, we hope to continue to refine our understanding of AlloRx Stem Cell therapy’s activities and mechanisms of action to prepare the foundation for product enhancements and expansion into additional treatment opportunities.

●	Explore new potential treatment opportunities by leveraging prior human experience derived from our supply arrangements with foreign medical centers and our results from other programs. We are committed to efficiently exploring potential clinical indications where AlloRx Stem Cell therapy may achieve a superior profile to the current standards of care and where we believe we can effectively address significant unmet medical needs. In pursuit of this goal:

●	We are working to enter into clinical trial agreements with research and clinical institutions and clinical trial sites in the United States for our Phase 1/2a trials for PTHS and Long COVID, although we have not yet entered into any clinical trial agreement(s) for these contemplated Phase 1/2a clinical trials at this time. We do not expect that any future collaborations pursuant to one or more clinical trial agreements will involve the type of collaborative arrangements in which we would share the risks and rewards of any such clinical trials or otherwise with the third-party clinical institution. We have also established supply arrangements with certain foreign third-party clinics and medical centers, including with The Medical Surgical Associates Center and other institutions. Through these supply arrangements and our own internal research and development activities, we are evaluating AlloRx Stem Cell therapy in numerous open-label, patient sponsored foreign clinical studies and preclinical studies that reflect various types of disorders/indications, including Parkinson’s disease and traumatic brain injury. These supply arrangements have enabled us to cost effectively explore where AlloRx Stem Cell therapy may have relevance and how it may be utilized to advance treatment over current standards of care. We use safety, tolerability and dosing data, along with certain other anecdotal data and information, generated by these third parties for our research and development activities, including for the efficient and informed internal development of AlloRx Stem Cell therapy. For additional information regarding our supply arrangements with foreign third-party clinics and medical centers, including a description of the material terms of such supply arrangements, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below.

●	We intend to leverage clinical safety, tolerability and efficacy data from our core development programs, especially from our development program for PTHS, a rare neurogenetic disorder that features autistic traits, to support our research and development activities in a wide variety of other areas such as ASD, saving substantial development time and resources compared to traditional drug development where each program is separately developed. For example, if the results from our Phase 1/2a clinical trial for PTHS are successful to establish the safety and tolerability of AlloRx Stem Cell therapy, we intend to request FDA authorization to advance AlloRx Stem Cell therapy directly into Phase 2b/3 clinical trials potentially for cerebral palsy, Crohn’s disease, Parkinson’s disease, Epilepsy and autism, which are indications that are symptomatically similar to PTHS. For additional information, see “—Our Core Development Programs.”

●	Expand our scalable manufacturing platform and refine our manufacturing processes. We currently lease and operate a manufacturing facility in Golden, Colorado that is designated as cGMP compliant, with a QMS that is globally recognized as ISO 9001:2015 and ISO 13485:2016 certified. We manufacture AlloRx Stem Cells and certain other of our stem cell products and technologies, including CAFs and native fibroblasts, at this manufacturing facility. We currently have the capacity to manufacture over 300 AlloRx Stem Cell therapy treatments per month. We are also planning a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility. We intend to use our existing cash and any additional funds received upon the exercise for cash of our outstanding common stock purchase warrants, if and when exercised at the election of the warrant holders, to fund the acquisition of fully automated closed system bioprocessing and other equipment and for the development of this new cGMP compliant manufacturing facility we expect to lease. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA and related inspections for the manufacture of AlloRx Stem Cell therapy, given that AlloRx Stem Cell therapy is a product intended for parenteral use in humans. We expect to commence development of the new cGMP biomanufacturing facility once we have the necessary capital resources, which is estimated to cost approximately $1.0 to $3.0 million depending on the amount of anticipated production increase. We believe that the use of fully automated closed system bioprocessing in a new cGMP biomanufacturing facility would allow us to fully capitalize on the potential biological advantages of UC-derived MSCs. Leveraging the potential biological advantages of UC-derived MSCs and the increased technological and manufacturing capabilities in a new cGMP biomanufacturing facility once completed, we believe that the number of AlloRx Stem Cell therapy treatments that we may be able to manufacture from just one umbilical cord may increase exponentially from current levels, and we believe these economies of scale will provide us with a competitive and financial advantage if we expand our scalable manufacturing platform in the future.

●	Continue to generate value by commercializing our existing products and technologies to support internal development efforts for AlloRx Stem Cell therapy. We intend to continue to broaden our commercial access for AlloRx Stem Cells and our other proprietary stem cell products and technologies. Unlike many of our competitors that do not generate revenue, we currently generate value from our proprietary products and technologies through a number of distinct revenue-generating activities. For example, we sell and distribute our proprietary research products, including MSCs, CAFs, native fibroblasts, and other cell culture products and technologies, which have been developed by us, to support stem cell and cancer research by leading institutions, clinics, investigators and sponsors. In addition, we generate revenue from the sale of AlloRx Stem Cells to certain foreign clinics and medical centers, as well as from the sale of our InfiniVive MD cosmetic products. These arrangements generate revenue and provide us with working capital that we use to execute on our primary business strategy of becoming a leading regenerative medicine company through the development and commercialization of our novel cellular therapies. We believe that this strategy will help us to develop a portfolio of high-quality product development opportunities, enhance our commercialization capabilities and increase our ability to generate value from our proprietary technologies, as well as potentially limiting our reliance on external financing going forward.

●	Pursue additional collaboration arrangements and out-licensing opportunities. We intend to be opportunistic and consider pursuing co-development, out-licensing, commercialization or other supply or collaboration agreements for the purpose of commercializing AlloRx Stem Cell therapy, AlloRx Stem Cells and our other products and product candidates, both domestically and internationally.

●	Seek non-dilutive funding and grant awards to support our clinical research and product candidate development. We intend to continue to seek non-dilutive funding and grant awards to support our clinical research and product candidate development. These funding awards are non-dilutive, may further limit our reliance on external financing, and would allow us to collaborate with state and federal partners in pursuing safe and effective therapeutics for disorders that have few, if any, available approved treatments.

Our Core Development Programs

Our pipeline includes five core development programs, including our expected lead development program for the treatment of PTHS. In the United States, we are authorized to conduct two clinical trials under two FDA cleared INDs for the purpose of evaluating the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID. We intend to initiate these clinical trials in early 2024 and requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. In the future, we may engage one or more third-party CROs to assist us in, among other things, identifying trial sites for these contemplated clinical trials and in conducting and managing these clinical trials on our behalf.

We are also currently focused on our pre-clinical development programs for MS, Lupus (SLE) and Alzheimer’s disease. We plan to submit two additional IND applications to FDA to initiate Phase 1/2a clinical trials to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE) sometime in early 2024 and in adults with MS in late 2024, which will be subject to FDA clearance prior to the initiation of any clinical trials for these indications. We are also advancing and actively pursuing preclinical research and development activities of AlloRx Stem Cell therapy for the potential treatment of Alzheimer’s disease with the goal of progressing towards a potential IND filing for this indication in the future.

Set forth below is additional information regarding our core development programs:

Pitt-Hopkins Syndrome

Under an IND, which became effective on November 4, 2021, we are authorized to conduct a randomized, double-blind, placebo-controlled Phase 1/2a trial to evaluate the safety and efficacy of AlloRx Stem Cell therapy in children with PTHS. We intend to enter into a clinical trial agreement with one or more medical institutions or clinical trial sites to conduct this trial. The trial stipulates enrolling up to 30 patients, with enrollment expected to commence in early 2024 pending requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. Once fully enrolled, we expect this trial to last for approximately 12 to 24 months.

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

Summary of Potential Mechanism of Action and Treatment Opportunity. We intend to conduct clinical trials in the United States and additional pre-clinical research in hopes of continuing to refine our understanding of AlloRx Stem Cell therapy’s activities and mechanisms of action. We believe there may be numerous potential biological mechanisms that underly MSC therapy. We believe that UC-derived MSCs like AlloRx Stem Cell therapy may have the potential to mediate a variety of intercellular communication pathways, creating cellular processes that may have the potential to result in anti-inflammatory effects, immunomodulation, and anti-apoptotic effects. Our beliefs are based on our pre-clinical studies and research, as supplemented by the findings of the Ryu Study (as defined and described below), the Kim Study and the Chen Study (as defined and described below), among others. In connection with PTHS, we intend to evaluate the potential of AlloRx Stem Cell therapy to cross the blood-brain barrier, which may be compromised in PTHS and other neurodegenerative diseases, and enter the brain through intravenous infusion. Our working hypothesis is that the mechanism of action in PTHS may involve both cellular and gene therapy, the former from mechanisms described below and the latter from the presence of cells that express functional TCF-4 gene products.

Potential for Orphan Drug Designation and Exclusivity. Because PTHS is a rare indication, affecting between 1 in 34,000 and 1 in 41,000 individuals according to some estimates, we believe that this indication would meet the prevalence requirements for an ODD from FDA if the other designation requirements are met. A sponsor may request an ODD any time before the marketing application for the product for the rare disease or condition is submitted. In August 2021, we submitted an initial request for ODD for this indication to FDA’s Office of Orphan Products Development. In November 2021, FDA indicated that it was unable to grant our initial ODD request but indicated that we may submit an amendment to our initial request containing additional information, specifically outcome data from our Phase 1/2a clinical trial for PTHS under an IND. We intend to submit an amendment to our request for ODD once additional information becomes available to us, including initial clinical data from the first cohort of patients treated in our Phase 1/2a trial for PTHS, as supplemented thereafter with additional clinical data as it becomes available. FDA has not yet made a determination as to whether PTHS qualifies as a “rare disease or condition,” and we expect such determination will be made on the basis of the facts and circumstances as of the date the amendment to our request for ODD is submitted. If the ODD is granted, then AlloRx Stem Cell therapy may be eligible for a period of orphan drug exclusivity (“ODE”) for seven years for this indication, except in limited circumstances. We may also have the opportunity to pursue one of the FDA’s expedited review programs for the use of AlloRx Stem Cell therapy in PTHS. As of the date of this prospectus, we have not sought expedited review from the FDA as clinical trial outcome data is not yet available. For additional information regarding an ODD, ODE and the FDA’s expedited review programs, including other associated benefits, see “—Government Regulation and Biologic Drug Approval” herein.

Next Steps. We intend to enter into clinical trial agreements with one or more medical institutions or clinical trial sites to conduct this trial. Once we have executed a clinical trial agreement, we intend to enroll patients as quickly as possible and complete the protocol authorized by FDA in an IND. As further described above, we intend to further pursue an ODD once additional information becomes available to us, including initial clinical data from our Phase 1/2a trial, before seeking marketing authorization. We intend to begin providing initial clinical data to FDA once it becomes available following treatment of the first cohort of patients in the trial, with supplemental clinical data to be provided to FDA thereafter as it becomes available. We also intend to leverage data from our Phase 1/2a clinical trial to support the advancement of our clinical programs for other indications. For example, if the results from our Phase 1/2a clinical trial are successful to establish the safety and tolerability of AlloRx Stem Cell therapy, we intend to request FDA approval to advance AlloRx Stem Cell therapy directly into Phase 2b/3 clinical trials potentially for cerebral palsy, Crohn’s disease, Epilepsy and autism, which are indications that are symptomatically similar to PTHS. We also believe the dosage and treatment regimen for these indications will be consistent with PTHS given the patient population.

Long COVID/PASC

On April 1, 2021, an IND became effective pursuant to which we received authorization to conduct a multicenter, randomized, double-blind, placebo-controlled Phase 1/2a trial to evaluate the safety and efficacy of AlloRx Stem Cell therapy for the treatment of ARDS due to COVID-19 in adults. Acute Respiratory Distress Syndrome (“ARDS”) is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs that can be triggered by COVID-19 and represents a major cause of morbidity and mortality in patients that have been hospitalized and are in critical care settings. Since April 2021, however, COVID-19 vaccination and booster rates have continued to increase across the United States and the standard of care for the treatment of hospitalized patients with ARDS due to COVID-19 has continued to develop, including from the emergence of new therapeutics and treatments that have been authorized by FDA under EUA. After analyzing these trends, we have shifted our focus and clinical development efforts from the treatment of hospitalized patients with ARDS due to COVID-19 to the treatment of patients with Long COVID on an outpatient basis.

In October 2021, we submitted an amendment to request an extension of our effective IND from FDA to expand the clinical protocol and treated indication of ARDS secondary to COVID-19 infection to include Long COVID, which is now effective. Accordingly, we are now authorized to conduct a multicenter, randomized, double-blind, placebo-controlled Phase 1/2a trial under such IND to evaluate the safety and efficacy of AlloRx Stem Cell therapy for the treatment of Long COVID in adults. The trial stipulates enrolling 30 patients, with enrollment expected to commence in early 2024 pending requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. Once fully enrolled, we expect the trial to last for approximately six to nine months.

Description of Long COVID and Medical Need. Long COVID is a serious condition characterized by persistent and prolonged symptoms or long-term complications four weeks or more after first being infected with the SARs-CoV-2 virus. Some individuals suffering from Long COVID may experience lingering symptoms, such as difficulty breathing or shortness of breath, cough, fatigue, post-exertional malaise, or chest pain, while others experience more serious long-lasting effects, such as organ damage or multisystem inflammatory syndrome, a condition in which organs and tissues become severely inflamed, following the onset of COVID-19 infection. Individuals suffering from severe Long COVID may also experience lasting health effects such as long-term breathing problems, stroke, chronic kidney impairment, and heart complications. According to the CDC, a recent study found that approximately two-thirds of respondents who had tested positive for COVID-19 experienced long-term symptoms often associated with SARs-CoV-2 infection. More recently, a report published in March 2022 by the STAA team of the U.S. Government Accountability Office found that Long COVID has potentially affected up to 23 million Americans, pushing an estimated 1 million people out of work. Currently there are no FDA-approved treatments for Long COVID. There is a great unmet need for novel approaches towards the effective management and potential treatment of Long COVID, and we believe AlloRx Stem Cell therapy represents a promising approach.

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

Next Steps. We intend to engage a third-party CRO to assist us in, among other things, identifying trial sites for this clinical trial and expect to rely on any such CRO and clinical study sites to conduct and manage this clinical trial on our behalf. Prior to commencing this trial, we will need to reach agreement on acceptable terms with prospective CROs and enter into one or more clinical trial agreements with medical institutions or clinical trial sites to conduct this trial. Afterwards, we intend to enroll patients as quickly as possible and complete the expanded clinical protocol for Long COVID authorized by FDA in an IND. If the results from our ongoing Phase 1/2a clinical trial for Long COVID are successful to establish the safety, tolerability and/or efficacy of AlloRx Stem Cell therapy, our goal, subject to FDA review, is to advance AlloRx Stem Cell therapy directly into a larger Phase 2b/3 clinical trial for Long COVID. We also intend to leverage data from our Phase 1/2a clinical trial or any such future Phase 2b/3 clinical trial for Long COVID to support the advancement of our clinical programs for other indications.

Lupus (SLE)

In early 2024, we plan to submit an IND application to FDA to initiate a Phase 1/2a clinical trial to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE), which will be subject to FDA review and clearance prior to the initiation of any clinical trials for this indication. The commencement of any Phase 1/2a clinical trial will depend on, among other things, the timing of FDA review and authorization.

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

Multiple Sclerosis (MS)

In late 2024, we plan to submit an IND application to FDA to initiate a Phase 1/2a clinical trial to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with MS, which will be subject to FDA review and clearance prior to the initiation of any clinical trials for this indication. The commencement of any Phase 1/2a clinical trial will depend on, among other things, the timing of FDA review and authorization.

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

According to the Alzheimer’s Association, Alzheimer’s disease currently affects over six million people in the United States. Worldwide, the disease is estimated to afflict as many as 24 million people, and the patient population in the United States is expected to grow to approximately 13 million people in the United States by 2050. While medications that provide a modest improvement in Alzheimer’s disease symptoms are available, there are no therapies currently approved to address the underlying pathology of and slow the inexorable progression of the disease, with the exception of Biogen’s aducanumab, which was approved by the FDA in June 2021, and Eisai’s Leqembi (lecanemab-irmb), which was approved by FDA in January 2023 via the Accelerated Approval pathway and subsequently granted full FDA approval in July 2023.

Summary of Potential Mechanism of Action and Treatment Opportunity. We intend to evaluate AlloRx Stem Cell therapy in the potential treatment of Alzheimer’s disease, including its potential relevance in reducing Alzheimer’s disease-associated brain inflammation, improving the function of blood vessels in the brain and reducing brain damage due to Alzheimer’s disease progression, and are focusing our preclinical research and development efforts of AlloRx Stem Cell therapy accordingly. As observed by the Chen Study in the context of Lupus (SLE) treatments, UC-derived MSCs may have the potential to decrease apoptosis (cell death) , which we believe makes UC-derived MSCs like AlloRx Stem Cell therapy an attractive option to further evaluate in the potential treatment of Alzheimer’s disease.

For a discussion of certain risks related to our contemplated clinical trials and various factors that may affect our ability to initiate or complete such clinical trials on a timely basis or at all, including potential enrollment issues, unacceptable adverse events, and inspections by FDA or IRBs of clinical trial sites, see “Risk Factors” herein.

Our Products

MSC-Gro

MSC-Gro is our proprietary specialty culture media that has been developed by us over 20 years of research and development with multiple formulations:

●	Research grade formulation: We have developed a variety of research grade formulations of MSC-Gro, which are marketed and sold mainly to research institutions, clinics and investigators. These institutions use MSC-Gro to support cellular immunotherapy development for cancer and also support stem cell research. We have low serum, serum-free and CAF-specific formulations. We have recently hired a full-time marketer of these products with extensive experience in the marketing and sales of related products. We sell these products directly and through select distributors.

●	Clinical grade formulation: Our clinical grade formulation of MSC-Gro is used by us for the manufacture of AlloRx Stem Cells. As discussed above, we also sell our clinical grade formulation to a single customer in Australia that utilizes MSC-Gro to manufacture its stem cell therapy product candidate currently being investigated for the potential treatment of osteoarthritis; this customer is planning to commence a pivotal Phase 3 clinical trial in Australia in late 2023 and, upon a successful outcome, expects that its stem cell therapy product candidate may be eligible to obtain regulatory approval for commercialization in Australia in 2026. If this customer’s stem cell therapy product candidate is ultimately approved for commercialization in Australia, we expect to benefit from the increased sales of MSC-Gro to this particular customer as it scales up manufacturing to meet commercial demand.

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

From June 2022 to July 2022, out of an abundance of caution, we voluntarily suspended sales of InfiniVive MD’s Exosome Serum in the United States in order to conduct an investigation into the potential improper administration of this product by medical professionals that have purchased this product directly from us or via distribution from other medical professionals. The purpose of this investigation was to ensure that medical professionals were using InfiniVive MD’s Exosome Serum only topically as directed and otherwise in compliance with our use restrictions and applicable laws and regulations and to limit potential exposure to legal liability and regulatory enforcement if medical professionals were misusing the product. Upon completion of the investigation, it was determined that InfiniVive MD’s Exosome Serum was not being misused or misapplied and, following discussion with our legal advisors specializing in regulations relevant to the sale of our products, we resumed sales of InfiniVive MD’s Exosome Serum. During the investigation, we also reviewed and further enhanced our permitted use labeling and determined to require all customers to complete a written certification confirming, prior to shipment of the product, that the product would be administered only in accordance with the product’s permitted uses and our instructions, as further described in the labeling. This voluntarily suspension of sales of InfiniVive MD’s Exosome Serum in the United States did not have a material impact on our operating results for fiscal year 2022.

●	InfiniVive MD’s Daily Serum. This cosmetic product is a conditioned media and exosome-based cosmetic serum derived from AlloRx Stem Cells. InfiniVive MD’s Daily Serum is currently marketed and sold by us exclusively to plastic surgeons, cosmetic surgeons, aestheticians and other medical professionals.

Our statements herein regarding our InfiniVive MD topical cosmetic and exosome-containing serums have not been reviewed or approved by the FDA. For a discussion of certain risks and governmental regulation related to these products, see “Risk Factors” herein and “—Government Regulation and Biologic Drug Approval—U.S. Regulation of Wellness Products” below.

On November 20, 2022, we entered into a Supply Agreement with Dr. Jack Zamora, our former Chief Executive Officer, pursuant to which we agreed to provide InfiniVive MD Exosome Serum and InfiniVive MD Daily Serum to Dr. Zamora at his request. The provision of InfiniVive MD products under the Supply Agreement is subject to certain minimum and maximum quantity limitations. For additional information regarding the Supply Agreement, see “Certain Relationships and Related-Party Transactions.”

Dietary Supplements and Nutraceuticals

Through Fitore, our wholly-owned subsidiary that we acquired in August 2021, we sell dietary supplements, nutraceuticals and health products, many of which are based on our stem cell research. These products are designed to induce certain benefits by activating the body’s own stem cells and transplanted stem cells. These nutraceutical products are marketed and sold online. We are currently selling Fitore products solely from remaining inventory and do not anticipate manufacturing any additional products in the foreseeable future or at all. For a discussion of certain risk relating to the manufacture of dietary supplements, nutraceuticals and other health products, see “Risk Factors— Risks Related to the Dietary and Nutritional Supplements Industry and Fitore Products.”

AlloEx Exosomes®

We have also developed AlloEx Exosomes, which are a derivative of AlloRx Stem Cells. In the United States, AlloEx Exosomes are regulated by the FDA as a biological product. AlloEx Exosomes are manufactured by us and are derived from cultured AlloRx Stem Cells at the latter part of their growth curve by our proprietary cell culture process. AlloEx Exosomes were being used by us as the starting biological material in our effort to identify, and ultimately seek FDA approval for, a key investigational product candidate in our collaboration with European Wellness. For additional information regarding our agreement with European Wellness, which expired on July 31, 2023, and AlloEx Exosomes, see “Joint Operating Agreement with European Wellness” below.

Preliminary Tolerability Data for AlloRx Stem Cells

As of September 1, 2023, over 440 subjects have received treatment with AlloRx Stem Cells via peripheral intravenous infusion or direct injection for potential treatment of a wide variety of indications, including ARDS due to COVID-19, Long COVID, MS, ALS, Lupus, MSA, Alzheimer’s disease, CKD, COPD, diabetes and age-related conditions. To date, there have been no serious adverse events reported that were considered related to AlloRx Stem Cells.

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

Hospital	Location	Treating Physician	Patients Treated (#)	Indication(s)
Hackensack Medical Center	Hackensack, NJ	Dr. Keith Rose	2	Critical COVID - ARDS
Orlando Health	Orlando, FL	Dr. Nimish Nemani	1	Critical COVID - ARDS
Tri City Medical Center	Oceanside, CA	Dr. Navneet Boduu	5	Critical COVID - ARDS
UC Anschutz	Denver, CO	Dr. Susan Boakle	1	Anaphylaxis Due to COVID monoclonal antibodies
Thorek Memorial Hospital	Glenview, IL	Dr. Chad Prodromos	1	ALS
NY Community Hospital	Brooklyn, NY	Dr. Prabhat Soni; Giostar	1	Critical COVID - ARDS
Providence Alaska Medical Center	Anchorage, AK	Dr. Mike Schwalbe	1	Critical COVID - ARDS
LA Downtown Medical Center	Los Angeles, CA	Dr. Prabhat Soni; Giostar	4	Critical COVID - ARDS

Compassionate use is intended to provide access to investigational medicines for patients with serious or life-threatening conditions who have limited available treatment options. Under applicable FDA rules, a patient cannot receive a compassionate use drug unless FDA has issued an individual patient eIND authorization, which the attending physician requested and received from FDA prior to each individual patient treatment. There is no randomized control group for patients treated under individual patient eIND authorization. For additional information regarding compassionate use using AlloRx Stem Cells, and data derived therefrom, see “Risk Factors” herein.

Preliminary Tolerability Data from Foreign Clinical Studies

Over 424 subjects have also been treated with AlloRx Stem Cells in foreign clinical studies being conducted by third-parties. For a more complete description of our supply arrangements with certain foreign third-party clinics and medical centers and the open-label, patient-sponsored clinical studies being conducted by such foreign third-party clinics and medical centers, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below. As further described below, for all clinical studies that are conducted by foreign third-party clinics using AlloRx Stem Cells, we receive safety and tolerability data, including data relating to any occurrence of any serious adverse events, from such third-party clinics and medical centers, but they are ultimately responsible for the administration of AlloRx Stem Cells to individuals as well as their care and follow-up. In addition to receipt of safety and tolerability data, we also receive other preliminary and/or anecdotal data and information from time to time, but final end results generated from these open-label clinical studies conducted by foreign third-party clinics are unknown by us, and final objective data is not provided to us by these foreign third-party clinics and medical centers. While certain anecdotal data is used by us to cost-effectively explore where AlloRx Stem Cell therapy may have relevance, we intend to initiate and conduct clinical trials in the United States with the goal of proving efficacy and achieving regulatory approvals for AlloRx Stem Cell therapy, each of which is in the sole authority of the FDA.

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

Clinic Name	Location	Investigator	Subjects Treated (#)	Indications
Medical & Surgical Associates	St. John, Antigua	Dr. Chad Prodromos	Total: 165
			117	Anti-inflammatory
			30	Osteoarthritis
			3	Diabetes
			2	Parkinson’s disease
			3	Chronic Kidney Disease
			4	Autism
			6	1 patient treated for each of various other indications(a)
Medical & Surgical Associates	St. John, Antigua	Dr. Joey Johns	Total: 17	COVID - ARDS
DVCStem	Seven Mile Beach, Grand Cayman Island	Dr. Lou Kona	Total: 232
			92	Anti-inflammatory
			61	Multiple Sclerosis
			3	Diabetes
			4	Fibromyalgia
			6	Crohn’s disease
			18	ALS
			5	Lyme disease
			3	Muscular Dystrophy
			3	Alzheimer’s disease
			16	Parkinson’s disease
			3	RA
			21	1 patient treated for each of various other indications(b)

Clinic Name	Location	Investigator	Subjects Treated (#)	Indications

Matamata Medical Center	Matamata, New Zealand	Dr. Bruce Pitchford	Total: 8
			3	MSA-p
			2	ALS
			3	Familial Tremor, Menigitis, MSA-c
PRMedica	Cabo San Lucas, Mexico	Dr. Victor Ocegueda	Total: 2
			1	Spinal Cord
			1	Long COVID

(a)	1 patient treated for each of various other indications, including: MS, RA, UC, Alzheimer’s, ED and Polymyalgia Rheumatica (a type of RA).
(b)	1 patient treated for each of various other indications, including: Long COVID, Stroke, Spinal Cord, Kidney Disease, UC, Osteoarthritis, COPD, Inclusion Body Myositis, Asbestosis, Asthma, MCA Stoke and Complex regional pain syndrome (CRPS).

Relevance of Preliminary Tolerability Data

We consider the preliminary tolerability data generated from the prior human experience described above to be relevant to our business for a variety of reasons, including:

●	Our IND applications submitted to FDA in which we sought, and ultimately received, FDA authorization to conduct Phase 1/2a clinical trials in PTHS and Long COVID were required to include, among other things, a comprehensive summary of all prior human experience with the product candidate. Accordingly, prior human experience data for AlloRx Stem Cells, including data collected in foreign clinical studies conducted by third-parties, was previously provided by us to FDA at the time we submitted such IND applications, including comprehensive information relating to the subject and treating physician, safety and tolerability data, and whether any serious adverse events were reported. We expect to provide additional preliminary tolerability data to FDA in any regulatory submissions that may be submitted by us in the future. Accordingly, this preliminary tolerability data has enabled us to provide high quality, transparent communications and regulatory submissions with FDA.
●	This extensive prior human experience with our product candidate is a factor that goes into authorization from FDA to proceed with Phase 1/2a clinical trials to evaluate both the safety and efficacy of AlloRx Stem Cell therapy. Accordingly, we believe preliminary tolerability data has saved us substantial research and development time and resources.
●	Our continued supply of AlloRx Stem Cells for use in foreign clinical studies is also relevant for our continued study of the safety and tolerability effects of AlloRx Stem Cells while also exploring other potential indications where AlloRx Stem Cells may have relevance. Accordingly, we also use this preliminary tolerability data for our research and development activities, including for the efficient and informed internal development of our product candidates like AlloRx Stem Cell therapy. Therefore, we intend to continue to gain additional prior human data for additional indications for AlloRx Stem Cells, including in foreign clinical studies conducted by third-parties. Accordingly, we believe this preliminary tolerability data is relevant given its use by us in the efficient and informed internal development of our product candidates.

Recent Acquisitions

InfiniVive MD

Effective August 1, 2021, we acquired all of the outstanding equity interests of InfiniVive MD from Dr. Jack Zamora, our former Chief Executive Officer, pursuant to an Agreement and Plan of Exchange. We issued 884,615 shares of our common stock to Dr. Zamora valued at $4.94 per share in the exchange transaction, which resulted in InfiniVive MD becoming a wholly-owned subsidiary of our company. The shares issued to Dr. Zamora are subject to restrictions on transfer. At the time of the acquisition, Dr. Zamora was Chief Executive Officer and a director of our company. See “Certain Relationships and Related-Party Transactions” for additional information.

Prior to the acquisition, InfiniVive MD was a customer of our company.

Fitore

Also effective August 1, 2021, we acquired all of the issued and outstanding stock of Fitore, making that entity a wholly-owned subsidiary of our company. That acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) and resulted in the issuance of an aggregate of 153,846 shares of our common stock valued at $4.94 per share, six Series A Units, with each Series A Unit consisting of 2,000 shares of Series A Preferred Stock, a Class A Warrant to purchase up to 3,846 shares of our common stock at an exercise price of $13.00 per share and a Class B Warrant to purchase up to 3,846 shares of our common stock at an exercise price of $26.00 per share, and 5% Convertible Notes in the aggregate principal amount of $1 million. The 5% Convertible Notes are payable three years from the effective date of the acquisition and are convertible into our common stock at a conversion price of $26.00 per share. All of the securities issued in connection with the acquisition are subject to restrictions on transfer.

Our Chief Financial Officer, Nathan Haas, was a significant stockholder of Fitore at the time of the acquisition and in that capacity received 30,769 shares of our common stock, 1.2 Series A Units and a 5% Convertible Note in the principal amount of $200,000. Our former Chief Executive Officer, Dr. Jack Zamora, was also a significant stockholder of Fitore at the time of the acquisition and in that capacity received 46,154 shares of our common stock, 1.8 Series A Units and a 5% Convertible Note in the principal amount of $300,000. See “Certain Relationships and Related-Party Transactions” for additional information.

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

In the chart above, the relative fluorescent difference at day 1 and 3 using Presto Blue as shown as a function of FBS content in a serum-free medium.

Key Features and Potential Benefits of AlloRx Stem Cell therapy

The key features of AlloRx Stem Cell therapy offer potential benefits as a possible therapeutic, including the following:

●	“Off-the-Shelf” and scalable product. AlloRx Stem Cell therapy is intended to be an “off-the-shelf” commercialized product that is stored frozen and available for on-demand use. AlloRx Stem Cells are allogeneic cells derived from the youngest known adult stem cells as opposed to autologous MSCs derived from adipose tissue, bone marrow, etc. Since these cells are non-immunogenic and do not transfer DNA to the recipient, they do not require tissue extraction as do autologous MSCs. As of May 31, 2023, AlloRx Stem Cells have been administered in over 381 individuals without eliciting a rejection or allergic response from the recipient. We believe this is because umbilical cord-derived MSCs are non-immunogenic meaning that they do not illicit an immune response based on previous independent research by third parties, and thus AlloRx Stem Cell therapy does not require tissue-type matching. Each lot of AlloRx Stem Cell therapy is derived from the Wharton’s jelly of donated umbilical cords, where young MSCs are present. AlloRx Stem Cells are then culture-expanded in vitro using MSC-Gro, our proprietary specialty culture media, to produce more MSCs with potentially increased potency and viability as compared to MSCs prepared using stromal vascular fraction (“SVF”). We currently have the capacity to manufacture over 300 AlloRx Stem Cell therapy treatments per month. We are currently planning a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility. We believe that the use of fully automated closed system bioprocessing in a new cGMP biomanufacturing facility would allow us to fully capitalize on the potential biological advantages of UC-derived MSCs. Leveraging the potential biological advantages of UC-derived MSCs and the increased technological and manufacturing capabilities in a new cGMP biomanufacturing facility, we believe that the number of AlloRx Stem Cell therapy treatments that we may be able to manufacture from just one umbilical cord could increase exponentially from current levels. We believe that these economies of scale may provide us with a significant competitive and financial advantage compared to other cell therapies currently in development that are derived from BM-MSCs, AD-MSCs or P-MSCs. This also provides significant advantages over autologous cell therapy interventions, which involve removing cells from an individual through an operative procedure, and then reintroducing the cells back into the same person, sometimes after weeks of culture expansion. Accordingly, autologous approaches lack economies of scale since they serve only a single patient. In foreign clinical studies conducted by third-parties thus far, AlloRx Stem Cells have been administered through intravenous infusion in under one hour on an outpatient basis, or via direct tissue injection, depending upon the indication.

●	Potential biological advantages of UC-derived MSCs. The starting raw material source for AlloRx Stem Cells is the Wharton’s jelly of donated umbilical cords. As further described above (see “AlloRx Stem Cell therapy for Various Indications: a Scientific Approach —Potential Biological advantages of UC-Derived MSCs”), we believe that UC-derived MSCs have a number of potential biological advantages compared to MSCs sourced from other raw materials. The sourcing and manufacturing of AlloRx Stem Cells are designed to capitalize on the potential biological advantages of MSCs sourced from umbilical cords.

●	Consistent manufacturing. Manufacturing of AlloRx Stem Cells is performed by us at the manufacturing facility we lease in Golden, Colorado. The manufacturing facility is cGMP compliant, with a QMS that is globally recognized as ISO 9001:2015 and ISO 13485:2016 certified. AlloRx Stem Cells are sourced from the Wharton’s jelly of umbilical cords. All donated umbilical cords are received directly from tissue banks registered with The American Association of Tissue Banks (“AATB”). Prior to accepting donated umbilical cords, strict screening and evaluation of the donor’s medical and social history is performed. Prior to processing, the umbilical cords undergo additional rigorous testing, screening and monitoring, including third-party in vitro testing for the absence of a wide variety of common viral infections in donors by FDA-approved assays for a wide variety of infections, including hepatitis A, B and C, COVID-19, and HIV-1/HIV-2. Throughout the production process, the cells are analyzed according to pre-established criteria to ensure that a consistent, well-characterized product candidate is produced in accordance with the Chemistry, Manufacturing and Controls (“CMC”) section of our INDs. We are planning to lease a separate cGMP manufacturing facility once we have the necessary capital resources that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA for the manufacture of AlloRx Stem Cells, given that it is a product intended for parenteral use in humans. Subject to available capital resources, we expect to develop a new cGMP biomanufacturing facility in the future.

●	Preliminary Tolerability Data. As of September 1, 2023, over 440 subjects have received treatment with our AlloRx Stem Cells, primarily in foreign clinical studies conducted by third parties, and no serious adverse events have been reported that were considered related to the product candidate. In foreign clinical studies using AlloRx Stem Cells, we have observed that intra-articular injections for musculoskeletal conditions can produce transient pain, which can be treated by analgesics and typically subsides within 24 to 48 hours.

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

International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies

In addition to our development programs in the United States, we supply AlloRx Stem Cells to certain foreign third-party clinics and medical centers. Internationally, AlloRx Stem Cells are being supplied for use in clinical studies in the following countries:

●	St. John’s, Antigua and Barbuda: The Medical Surgical Associates Center, in collaboration with The Foundation for Orthopaedics and Regenerative Medicine, is expected to conduct over 25 clinical studies for a wide variety of indications, including: stroke, Parkinson’s disease, osteoporosis, lupus, osteoarthritis, cerebral palsy, COPD/asthma, MS, autism, and diabetes. These clinical studies are currently recruiting patients for enrollment. The PI for these clinical studies, Dr. Chadwick Prodromos, owns (i) 844,800 shares of our common stock, (ii) Class A Warrants to purchase up to 15,384 shares of our common stock at an exercise price of $13.00 per share, and (iii) a Class B Warrant to purchase up to 15,384 shares of our common stock at an exercise price of $26.00 per share.

●	Cayman Islands: Ongoing clinical studies being conducted by DVC Stem for a wide variety of indications, including Crohn’s disease, osteoarthritis, meniscus tears, Alzheimer’s disease, and Parkinson’s disease.

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

Participation in these foreign clinical studies has been adversely impacted by the COVID-19 pandemic, including due to travel restrictions imposed by various countries. While many of these travel restrictions have now been lifted, participation in these clinical trials remains lower than anticipated.

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

Generally, under these supply arrangements, these foreign third-party clinics must issue purchase orders for AlloRx Stem Cells. Although these purchase orders stipulate key terms including order quantity, price, payment terms, and delivery instructions, these arrangements do not have any minimum purchase requirements. In addition, pursuant to our informal supply arrangement with DVC Stem located in the Cayman Islands, we will not supply any other third-party clinic located in the Cayman Islands with AlloRx Stem Cells for so long as DVC Stem continues to purchase AlloRx Stem Cells from us. For a discussion of certain risks related to our supply arrangements with these foreign clinics, including that a substantial portion of our sales are completed on a purchase order basis without any written supply, clinical trial or data sharing agreements, see “Risk Factors” herein.

Memorandum of Understanding with Dr. Zamora

On November 20, 2022, we entered into a Memorandum of Understanding with Dr. Zamora (the “MOU”) in order to support clinical research for AlloRx Stem Cells. Under the MOU, we agreed to provide AlloRx Stem Cells at a specified price to international clinical research facilities or other clinics with which Dr. Zamora may become affiliated, provided that certain regulatory conditions are satisfied, including proof of satisfaction of applicable United States and local legal requirements. The MOU will be effective for a period of five years, unless earlier terminated or replaced by mutual written agreement between Dr. Zamora and the Company. See “Certain Relationships and Related-Party Transactions” for additional information.

Joint Operating Agreement with European Wellness

On August 6, 2021, we entered into a Joint Operating Agreement (again, the “JOA”) with European Wellness and BioPep, its research and development subsidiary, under which we agreed to provide research and development services on identified targets. We were unable to identify a key target product to submit for FDA IND authorization using European Wellness’s existing mito-organelle peptides as the starting biological material as contemplated by the JOA. As a result, on April 28, 2022, we entered into an amendment (the “Amendment”) to the JOA (as amended, the “European Wellness Agreement”). As further described below, the European Wellness Agreement expired in accordance with its terms on July 31, 2023.

Pursuant to the European Wellness Agreement, we were obligated to use our best efforts to identify a key investigational product candidate, using AlloEx Exosomes as the starting biological material, that could be submitted by European Wellness for FDA IND authorization. AlloEx Exosomes, and any investigational product candidate identified and developed under the agreement with European Wellness, are or will be regulated by the FDA as a biological product. We were in the early stage of identification and potential development of any key investigational product candidate, and had been working with third-party service providers to support this process, which require substantial time, resources and regulatory approval prior to potential commercialization in the United States.

The European Wellness Agreement also required us to use our best efforts, in collaboration with a third-party service provider to be identified by us, to develop an FDA-validated immunoassay and potency assay of any target product. It was contemplated that any pre-clinical studies would be carried out by a third-party service provider, with our support and oversight. In addition, we agreed to manage the production of any target research products and to quantify biological activity for preclinical and clinical testing to support an FDA IND filing, all of which would be carried out by third-party service providers identified by us, at third-party manufacturing facilities.

We were additionally required, pursuant to the European Wellness Agreement, to oversee the development by a third-party service provider of a recombinant cell line, to be delivered to European Wellness, for certain manufacturing.

With the ultimate goal of supporting BioPep in becoming a cGMP manufacturer in the US, we were also obligated to help develop a biomanufacturing infrastructure to support BLA-compliant operations and to develop a certified Quality Management System for BioPep to support FDA approval of target products. For any INDs to be submitted by us or European Wellness covering products developed under the European Wellness Agreement, we were obligated to provide the “Chemistry, Manufacturing, and Controls” section in support of the full IND application.

The Amendment further contemplated the potential identification and development of a veterinary product by a third-party using rabbit-sourced umbilical-cord derived MSCs. It was contemplated that development of this veterinary product in collaboration with European Wellness would begin once the key investigational product using AlloEx Exosomes was completed. We and European Wellness were obligated to use our best efforts to negotiate the terms of this arrangement at such time.

Had any products developed pursuant to the European Wellness Agreement been ultimately approved for commercialization, the European Wellness Agreement contemplated that such products would be commercialized and distributed by European Wellness and/or BioPep. However, the European Wellness Agreement also contemplated that certain post-development rights and obligations of us and European Wellness, such as potential licensing rights to us and shared ownership over intellectual property developed pursuant to the agreement, would be negotiated with European Wellness at a later date. The European Wellness Agreement further contemplated that the parties could enter into negotiations to potentially engage Vitro as a CMO to carry out product manufacturing on behalf of European Wellness and BioPep. The European Wellness Agreement did not provide us any licensing rights, royalty rights or ownership over the products developed.

In April 2023, we commenced discussions with European Wellness regarding amounts believed to be owed to us under the Joint Operating Agreement for work already completed and suspended delivering any of our work product to European Wellness. Our agreement with them expired in accordance with its terms on July 31, 2023 and it is not expected to be renewed. Although we intend to continue to seek to recover all amounts believed to be owed to us under that agreement for work completed, we may not be able to collect all of the amounts believed to be owed to us through the date of termination or the other amounts originally expected to be received by us under the agreement for completion of all services thereunder as originally contemplated. See “Risk Factors” herein for additional information.

Upon signing the Joint Operating Agreement in August 2021, European Wellness paid us an initial fee of $500,000, which was recognized as revenue during the first quarter of 2022 when the associated performance milestones had been achieved. In connection with the Amendment, European Wellness also paid us an additional lump-sum non-refundable payment of $250,000 in May 2022, which had been recorded as deferred revenue and, upon the expiration of the European Wellness Agreement on July 31, 2023, was recognized as other project income, offset by $58,254 in project related expenses. In accordance with ASC 606, the Company determined that it did not satisfy the performance obligations at a point in time (ASC paragraph 606-10-25-30) and did not recognize the aforementioned amount as revenue. We also received quarterly payments of $25,000 for providing research and development management services.

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

We currently operate a manufacturing facility in Golden, Colorado that is cGMP compliant, with a QMS that is globally recognized as ISO 9001:2015 and ISO 13485:2016 certified. We manufacture AlloRx Stem Cells and certain other of our products and technologies, including CAFs, at this manufacturing facility. In addition, we are also planning to lease a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We intend to use our existing cash and any additional funds received upon the exercise for cash of our outstanding warrants, if and when exercised at the election of the warrant holders, to fund the acquisition of fully automated closed system bioprocessing and other equipment needed for the development of a new cGMP compliant manufacturing facility which we expect to lease. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA for the manufacture of AlloRx Stem Cell therapy, given that it is a product intended for parenteral use in humans. We expect to commence development of the new cGMP biomanufacturing facility once we have the necessary capital resources. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility.

AlloRx Stem Cells and AlloRx Stem Cell therapy

The sourcing and manufacturing of AlloRx Stem Cells are designed to capitalize on the potential biological advantages of MSCs sourced from umbilical cords. We currently have the capacity to manufacture over 300 AlloRx Stem Cell therapy treatments per month. We believe that the use of fully automated closed system bioprocessing in a new cGMP biomanufacturing facility would allow us to fully capitalize on the potential biological advantages of UC-derived MSCs. Leveraging the potential biological advantages of UC-derived MSCs and the increased technological and manufacturing capabilities in a new cGMP biomanufacturing facility, we believe that the number of AlloRx Stem Cell therapy treatments that we may be able to manufacture from just one umbilical cord may increase exponentially from current levels.

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

We have filed patent applications related to stem cell-based compositions and therapeutic uses. The patent applications are directed to compositions and therapeutic uses of allogeneic MSCs to (a) treat Long COVID; (b) treat PTHS having multiple complications; (c) treat MS; (d) treat ALS; (e) treat lupus; as well as other inflammatory and autoimmune conditions; and (f) for use in combination therapies for treatment of various conditions. Claims in the patent applications, if allowed, could protect aspects of our product-related compositions as well as the use of our product-related compositions. Our pending patent applications include a provisional application. Provisional applications are converted to non-provisional and/or foreign applications to pursue patent protection in conversion applications but these conversion applications may not result in a patent. Further, if patents do issue, these patents may not provide exclusivity for our products and methods of use.

We have no U.S. patents and have a single patent registered in the Bahamas. We currently have eight pending applications. The eight pending patent applications include one provisional application, three U.S. non-provisional applications, one foreign application, and four international applications (a PCT which serves as a placeholder for many foreign countries that are members).

We expect to file additional patent applications in support of our currently targeted indications, as well as potentially new processes and manufacturing-related inventions. These expected additional patent applications may be related to existing patent applications or may create new patent families.

Patent searches have been performed and we are aware of U.S. and foreign patents held by third parties that cover similar or related compositions and therapeutic treatment regimens that we are claiming in our patent applications. We are also aware of clinical trials in progress or completed covering similar or related compositions and therapeutic treatment regimens as the ones we are seeking.

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

Treatment of Pitt Hopkins Disease using Pre-treated Human MSCs. Claims in this patent family relate to treating PTHS and related side effects. This patent family has one pending international placeholder application (PCT). If a patent is issued and maintained from this PCT application, patents arising from this application are projected to expire in 2043.

Treatment of Post-Acute Sequalae of SARs-CoV-2 Infection (Long COVID) using Pre-treated Human MSCs. Claims in this patent family relate to treating side effects of Long COVID. This patent family has one pending international placeholder application (PCT). If a patent is issued and maintained from this PCT application, patents arising from this application are projected to expire in 2043.

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

Trade secrets are difficult to protect and enforce and therefore provide us with only limited protection. Trade secrets must be protected within the company and those employees and former employees of our company with knowledge of our trade secrets must not share with a third party while employees of the company and any time thereafter. It is difficult to ensure that our trade secrets will be kept secret and not shared with a third party, for example, a third-party competitor. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

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

Before approving a BLA, the FDA will typically inspect the locations where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMPs, and are adequate to assure consistent production of the product within required specifications. An important part of a BLA is a lot release protocol that the sponsor will use to test each lot of product made after BLA approval, as well as the FDA’s own test plan that will be used for confirmatory testing of each post-approval product lot that is made before it is released to the public. If the FDA determines that the data and information in the application, including about the manufacturing process or manufacturing facilities, are not acceptable, then the FDA will outline the deficiencies and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Orphan Drug Designation and Exclusivity

To encourage the pharmaceutical and biotechnology industries to develop drugs and biologics to treat diseases or conditions that affect relatively few patients in the U.S., Congress enacted the Orphan Drug Act in 1983. As amended, under this act the FDA may grant an ODD for a drug or biologic drug being developed to treat a “rare disease or condition,” defined as affecting less than 200,000 persons in the U.S., or affecting more than 200,000 persons in the U.S. but for which there is no reasonable expectation that development costs will be recovered from U.S. sales of the product. A request for ODD must be submitted to the FDA before a marketing application is submitted (i.e., BLA or NDA), but there is no assurance that FDA will award an ODD if requested. If awarded, information about the ODD will be made public on FDA’s website.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug and biologic drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which therefore imposes certain procedural and documentation requirements on us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

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

Employees

As of October 31, 2023, we had 10 full-time employees, 2 full-time consultants, and 6 part-time consultants. Among those, 2 have M.D. or Ph.D. degrees. Of these full-time employees and consultants, 8 are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

We lease two separate office or laboratory facilities for our business and operations. Our executive offices are located in the Cherry Creek neighborhood of Denver, where we currently occupy approximately 2,978 square feet of office space under a lease until December 31, 2026 with monthly rent payments of approximately $7,693 until June 30, 2024, subject to yearly increases thereafter as specified in the lease agreement, plus our pro rata share of certain costs, including utility, insurance and common area maintenance costs. Our manufacturing and administrative offices and facilities are currently located at 4621 Technology Drive, Golden Colorado, where we lease approximately 3,100 square feet under a 10-year lease commencing July 1, 2020 and which provides us with several options to renew upon expiration for additional 5-year terms. The lease is with an affiliate of our Chief Science Officer. The rent is $5,645 per month plus taxes, insurance and utilities.

While we believe these premises are suitable for our current needs, we are also planning to lease a separate cGMP manufacturing facility once we have the necessary capital resources that, if and when completed, will be used exclusively for the manufacture of AlloRx Stem Cells in order to meet potential future commercial demand for AlloRx Stem Cell therapy. In connection with the development of a new cGMP manufacturing facility, we intend to lease a facility and purchase highly scalable, fully automated closed system bioprocessing equipment, subject to available capital resources. For additional information, see “—Manufacturing” above.

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

Corporate History

We were incorporated under the laws of the State of Nevada on March 31, 1986 under the name Imperial Management, Inc. On December 17, 1986, we merged with Labtek, Inc., a Colorado corporation, and the name of the company was changed to Labtek, Inc. The name of the Company was thereafter changed to Vitro Diagnostics, Inc. on February 6, 1987. From November 1990 to July 31, 2000, we were engaged in the development, manufacture and distribution of purified human antigens and the development of diagnostic products and related technologies. In August 2000, we sold the assets used in the manufacture and sale of purified antigens for diagnostic applications, following which we focused on developing therapeutic products, our stem cell technology, our patent portfolio and proprietary technology and cell lines for applications in autoimmune disorders and inflammatory disease processes and stem cell research. On February 3, 2021, our name was changed to Vitro Biopharma, Inc. and in August 2021, we completed the acquisitions of InfiniVive MD and Fitore. On July 6, 2022, Christopher Furman joined our Board and become our Chief Executive Officer.

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

Item 1A. Risk Factors

Summary of Risk Factors

Our business and operations are subject to a number of risks, which you should be aware of prior to making a decision to invest in our common stock. These risks are discussed more fully in the “Risk Factors” section of this prospectus immediately following this prospectus summary. Below is a summary of these risks.

Risks Related To Our Financial Condition

●	There is substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment;
●	We have incurred substantial losses in recent years and may never be profitable;
●	A significant portion of our revenue has been concentrated on a few large customers and our agreement with one of those customers, European Wellness/BioPep, expired in accordance with its terms on July 31, 2023;
●	The use of our current or future product candidates and our other products in individuals may expose us to product liability claims, and we may not be able to obtain adequate product liability insurance; and
●	In order to successfully implement our plans and strategies, we will need to grow our organization, and we may experience difficulties in managing this growth.

Risks Related To Our Business

●	We are heavily dependent on the successful development and commercialization of AlloRx Stem Cell therapy, and we may not be able to successfully develop and commercialize the product candidate and obtain the necessary regulatory approvals;
●	If the potential of our product candidates, particularly AlloRx Stem Cell therapy, to treat various diseases and conditions is not realized, the value of our technology and development programs could be significantly reduced;
●	We have never commercialized a biologic or drug product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators;
●	We have a limited operating history with our current business model, which may make it difficult for you to evaluate our current business and predict our future success and viability;
●	Our product development programs are based on novel technologies and are inherently risky;
●	The lack of any existing FDA-approved allogeneic, cell-based therapies for PTHS, Long COVID, Lupus (SLE), MS or Alzheimer’s disease could complicate and delay FDA approval of AlloRx Stem Cell therapy for these indications;
●	If we are not able to recruit and retain additional qualified management and scientific personnel, we may fail in obtaining financing, pursuing collaborations or developing our technologies and product candidates;
●	Our collaborations we intend to enter into with one or more medical institutions to help us develop our product candidates and commercialize our products may never materialize, and our ability to commercialize such products may be impaired or delayed if collaborations are unsuccessful;
●	Our business could be harmed if the third-party healthcare professionals on whom we rely to administer AlloRx Stem Cell therapy and AlloRx Stem Cells to patients administer these incorrectly or fail to follow our instructions or recommendations;
●	We may be unable to develop a new manufacturing facility on a timely basis or at all;
●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success;

●	Our competitors may develop similar or comparable treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or are demonstrated to be safer or more effective than our product candidates, and we may not compete successfully with them; and
●	Our product candidates are derived from human UCs and therefore have the potential for disease transmission and are susceptible to ethical and other concerns surrounding the use of stem cell therapy or human tissue.

Risks Related To Intellectual Property

●	If our intellectual property does not adequately protect our products and uses, others could compete against us more directly, which could harm our business and have a material adverse effect on our business, financial condition, and results of operations;
●	If we fail to obtain assignment of rights of our intellectual property from all inventors, we may not own or exclusively own our intellectual property, which could adversely affect our ability to protect our product and have a materially effect on our business;
●	Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties and if one or more third parties were to assert that we infringe their patents or are otherwise employing their proprietary technology without authorization, it could impair our ability to commercialize our product candidates and otherwise significantly harm our business; and
●	If we do not obtain patent term extension for our product candidates and/or methods of their use, our business may be materially harmed.

Risks Related To Regulatory Approval And Other Government Regulations

●	We cannot market and sell our product candidates in the United States or in other countries if we fail to obtain the necessary regulatory approvals;
●	If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA and other regulatory authorities may be delayed or denied;
●	Final marketing approval of our product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which could adversely affect our ability to generate operating revenues;
●	Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation;
●	We and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events;
●	We may not ultimately qualify for or benefit from orphan drug exclusivity, breakthrough therapy designation, fast track designation, or priority review; and
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

Additional Risks Related To Our Supply Arrangements With Third-Party Foreign Medical Centers

●	FDA could prohibit us from exporting products for use in compassionate use programs or clinical studies in foreign jurisdictions;
●	FDA, FTC, and other regulatory agencies actively enforce against medical tourism companies and medical providers advertising to patients in the United States if the claims or procedures are not substantiated or in compliance with the local countries’ laws; and
●	The FDA and other comparable foreign regulatory authorities may not accept data from trials or studies conducted in locations outside of their jurisdiction.

Risks Related To Ownership Of Our Common Stock

●	Our principal stockholders and management, including our Chief Science Officer and our former Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	The price of our stock may be volatile, and you could lose all or part of your investment;

●	Management identified a material weakness in our internal control over financial reporting that previously caused us to restate our financial statements for the three and nine months ended July 31, 2022, and there is no assurance that we will be able to remediate this material weakness and otherwise implement and maintain an effective system of internal control over financial reporting, accurately report our financial results or prevent fraud in the future; and
●	Provisions in our third amended and restated articles of incorporation and amended and restated bylaws, and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our Company

We were incorporated under the laws of the State of Nevada on March 31, 1986 under the name Imperial Management, Inc. On December 17, 1986, we merged with Labtek, Inc., a Colorado corporation, and the name of the company was changed to Labtek, Inc. The name of the company was thereafter changed to Vitro Diagnostics, Inc on February 6, 1987. From November 1990 to July 31, 2000, we were engaged in the development, manufacture and distribution of purified human antigens and the development of diagnostic products and related technologies. In August 2000, we sold the assets used in that business, following which we focused on developing therapeutic products, our stem cell technology, our patent portfolio and proprietary technology and cell lines for applications in autoimmune diseases and inflammatory disorders and stem cell research. On February 3, 2021, our name was changed to Vitro Biopharma, Inc. and in August 2021, we completed the acquisitions of InfiniVive MD and Fitore. On July 6, 2022, Christopher Furman joined our Board and became our Chief Executive Officer. Our principal executive offices are located at 3200 Cherry Creek Drive South, Suite 410, Denver, CO 80209, and our telephone number is (855) 848-7627.

Our website address is www.vitrobiopharma.com. The information on, or that can be accessed through, our website is not part of this prospectus and is not incorporated by reference herein. We have included our website address as an inactive textual reference only.

Our common stock was previously registered under Section 12 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and until 2016, we filed reports with the Securities and Exchange Commission, which we refer to as the SEC, under Section 13(a) of the Exchange Act as required by reason of our Section 12 registration. In October 2020, our registration under Section 12 was revoked by the SEC for our failure to file the reports required by Section 13(a). Commencing after our fiscal year ended October 31, 2021, we again became required to register our common stock under Section 12(g) of the Exchange Act because the value of our total assets and number of stockholders exceeded applicable limits, and to file with the SEC thereafter reports and other documents required under Section 13(a) of the Exchange Act by virtue of that Section 12(g) registration. On September 12, 2022, we filed a registration statement on Form 10 with the SEC to again register our common stock under the Exchange Act in accordance with the requirements of Section 12(g), which such registration statement, as amended, became effective on November 11, 2022. As a result, we are required to file reports with the SEC under Section 13(a) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Implications of Being a Smaller Reporting Company

We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our annual reports on Form 10-K and have reduced disclosure obligations regarding executive compensation, and if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

RISK FACTORS

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this prospectus, including our financial statements and related notes included elsewhere in this prospectus, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Financial Condition

As described in the report of our auditors for the years ended October 31, 2023 and 2022 and the notes to our consolidated financial statements, there is substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment.

The uncertainty about our ability to continue in operation is based on our continuing losses from operation, limited revenue and limited working capital, among other things which existed as of years-ended October 31, 2023 and October 31, 2022. As of October 31, 2023, we had a cash balance of approximately $0.1 million, a working capital deficit of approximately $1.7 million and an accumulated deficit of approximately $28.1 million. Included in the accumulated deficit are losses of $6.9 million for the year ended October 31, 2022 and $5.4 million for the year ended October 31, 2023. Given all these facts, we are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern depends on the success of this offering and receipt of additional funds through debt or equity financing and our operations. In the event we are unable to obtain such funding, we may have to delay, reduce or eliminate certain of our planned operations, including some of our research and development and/or clinical trials, reduce overall overhead expense, or divest assets. This in turn may have an adverse effect on our ability to realize the value of our assets. If we are unable to continue as a going concern, you may lose all or part of your investment.

We have limited revenue and cash flow and are dependent on improving operations, along with receipt of additional working capital, to fund continued development and implementation of our business plan, and our failure to obtain this capital may cause the partial or total loss of your investment.

As of October 31, 2023 our ongoing cash flow is inadequate to implement our business plan. In the recent past, we have relied on equity and debt financing to supplement operations to provide necessary cash flow and will depend on the receipt of funds through additional debt or equity financings, for the foreseeable future. Since significant amounts of capital are required for companies to pursue clinical trials in pursuit of FDA approval, we are dependent on improving our cash flow and revenue, as well as receipt of additional working capital, to fund continued development and implementation of our business plan. In addition to funds required for research and the development of our product candidates, we will require capital to pay our administrative expenses, including salaries and rent. Any future equity financing may be at prices or on terms that are disadvantageous to existing stockholders. We may not be able to obtain additional capital at all and may be forced to curtail or cease our operations. We will continue to rely on equity or debt financing and limited revenue to finance operations until such time, if ever, that we generate sufficient cash flow. The inability to obtain necessary financing may adversely impact our ability to develop our product candidates and to expand our business operations.

We have incurred substantial losses in recent years and may never be profitable.

During the fiscal years ended October 31, 2023 and 2022, we incurred losses of approximately $5.4 million and $6.9 million, respectively. In the future, our ability to become profitable will depend on our ability to commercialize one or more of our product candidates, expand sales of our subsidiaries and generate revenue sufficient to cover our costs and expenses. As we advance the preclinical and clinical development of our programs, we expect to continue to incur significant expenses and operating losses, for which we do not have sufficient offsetting revenue. We expect that our sales, research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future programs and product candidates, contracting with contract research organizations (“CROs”) to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. There is no assurance that we will ever be profitable.

The acquisitions of our two subsidiaries were only recently completed and we may not successfully grow those businesses to be profitable and contribute to our cash flow. We expect that sales of Fitore products in the future will be limited.

The acquisition of both InfiniVive MD and Fitore were completed effective August 1, 2021. Accordingly, we have had only a limited time to become familiar with the businesses and determine whether and how we can grow the businesses. Neither entity is profitable on a stand-alone basis and each contributed to our net loss in 2022. In June 2022, we terminated the chief executive officer and all other employees of Fitore and are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts. We do not anticipate manufacturing any additional Fitore products in the foreseeable future or at all. Consequently, we expect that sales of Fitore products in the future will be limited. Our ability to grow the business of InfiniVive MD is dependent on our ability to improve marketing and sales to the point that revenue will be sufficient to offset operating expenses of that entity. If we are unable to grow this business, our operations will consume the proceeds of this offering sooner than we expect, and our stock price may suffer.

A significant portion of our revenue has been concentrated on a few large customers and our agreement with one of those customers, European Wellness, recently expired. As a result, we expect our consulting revenue in the future to be more limited and, if we lose more customers, our results of operations would be expected to be further adversely impacted.

Our revenue has been concentrated in a small number of our domestic customers and European Wellness/BioPep. The sales to two domestic customers accounted for approximately 43% and 15% of our sales in fiscal year 2023 The consulting revenue from European Wellness/BioPep accounted for approximately 18% of our sales in fiscal year 2022. With respect to European Wellness/BioPep, we had suspended delivering work product to it under our agreement since April 2023 while we engaged in discussions regarding amounts believed to be owed to us under that agreement for work already completed, and our agreement with them expired in accordance with its terms on July 31, 2023 and is not expected to be renewed. Although we intend to continue to seek to recover and recognize as revenue or other project income all amounts believed to be owed to us under that agreement, we may not be able to collect or recognize as revenue or other project income all of the amounts believed to be owed to us through the date of expiration or the other amounts originally expected to be received by us under the agreement for completion of all services thereunder as originally contemplated. Because our contract with European Wellness expired on July 31, 2023 and has not been renewed, we expect our consulting revenue in the future will be materially adversely affected, in particular if we are unsuccessful in ultimately recognizing our deferred revenue or other project income associated with this agreement or collecting other amounts from them for work already completed, unless and until an alternative consulting partnership or collaboration becomes available to us. The loss of all or a part of our revenue from any of the other customers could have a material adverse effect on our revenue, cash flow, operating results and financial condition until an alternative partnership or collaboration might be developed, and there can be no assurance that an alternative partnership or collaboration will be available to us, on terms acceptable to us or at all, in such a circumstance.

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.

As of October 31, 2023, we have outstanding approximately $2.3 million in indebtedness to our Chief Science Officer on account of past-due compensation and accrued interest. These obligations mature on December 31, 2025 and on July 31, 2024, respectively. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and receipt of additional capital, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Repayment of these obligations, even if we are able to obtain the requisite capital, would decrease the funds available to further our business plan. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of October, 2023, our net deferred tax assets were $5 million. We have recorded a full valuation allowance against this asset.

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

As of October 31, 2023, we had 10 full-time employees, 2 full-time consultants, and 6 part-time consultants. Of these full-time employees and consultants, 8 are engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Every transaction that the Company enters into with affiliates is subject to an inherent conflict of interest. As further described below (see “Certain Relationships and Related-Party Transactions”), effective August 2021, we acquired InfiniVive MD, a company that at the time was solely owned by Dr. Zamora, and Fitore, a company that at the time was partially owned by Dr. Zamora. At the time of these transactions, Dr. Zamora was serving as our Chief Executive Officer and was member of our Board of Directors; he was also a stockholder of our company. Our Board of Directors was aware of the interests of Dr. Zamora in each transaction and insisted that he recuse himself from any Board deliberations or votes with regard to each of these transactions in order to address these inherent conflicts of interest between our interests and those of Dr. Zamora. As a result of these and other efforts, our Board of Directors believes that these transactions were negotiated at arms’ length and these transactions were consummated on terms as favorable to us as they could have been if obtained from non-affiliated persons. In addition, each of these transactions was approved by all of the disinterested members of our Board of Directors. While an effort has been made, and will continue to be made, to engage in transactions and enter into agreements with affiliated persons and other related parties on terms as favorable to us as they could have been if obtained from non-affiliated persons, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties if they have any interest adverse to those of our company. The Company may be adversely impacted if any related party agreement or transaction has been made, or is made in the future, on unfavorable terms.

Risks Related to our Business

We are heavily dependent on the successful development and commercialization of AlloRx Stem Cell therapy, and if we encounter delays or difficulties in the development of this product candidate, we may not generate sufficient revenue to continue our business operations and our business could be harmed.

AlloRx Stem Cell therapy is currently in the early stage of development and will require substantial time, resources, research and development, and regulatory approval prior to potential commercialization in the United States. To generate sales revenue from our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate that our product candidates are safe and effective, and we must obtain required regulatory approvals. We will need to devote significant additional research and development, financial resources, and personnel to develop commercially viable products. It is likely to take several years to obtain the required regulatory approvals for our product candidates, or we may never gain the necessary approvals.

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

Our limited operating history developing clinical-stage product candidates may make it more difficult for us to succeed or for investors to evaluate our business and prospects. In addition, as an early-stage development company, we have limited experience in development activities, including conducting clinical trials, or seeking and obtaining regulatory approvals, even though certain of our executives have had relevant experience at other companies. We will also need to transition from a company with a research focus to a company capable of conducting clinical trials and, if successful, supporting commercial activities beyond our current InfiniVive MD and Fitore products. Such a transition will involve substantial additional capital requirements to launch and market a product and significant adjustment to personnel, compared to a development company. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical area. To execute our business plan, we will need to successfully:

●	execute our product candidate development activities, including successfully completing our clinical trial programs;

●	obtain required regulatory approvals or authorizations for the development and commercialization of our product candidates;

●	manage our costs and expenses related to clinical trials, regulatory approvals, manufacturing and commercialization;

●	secure substantial additional funding;

●	develop and maintain successful strategic relationships;

●	maintain an enforceable intellectual property portfolio;

●	build and maintain appropriate clinical, sales, manufacturing, distribution, and marketing capabilities on our own or through third parties; and

●	gain market acceptance and favorable reimbursement status for our product candidates.

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

There are no FDA-approved allogeneic, cell-based therapies for PTHS, Long COVID, Lupus (SLE), MS, Alzheimer’s disease, or many other indications targeted by AlloRx Stem Cell therapy, our lead investigational product candidate. This could complicate and delay FDA approval of our product candidate for these indications.

Although FDA has approved several autologous cell therapy products, there are no allogeneic cell-based or stem cell therapies currently approved for the treatment of PTHS, Long COVID, Lupus (SLE), MS or Alzheimer’s disease. To obtain FDA approval for any indication for the disease states we are studying, we will have to demonstrate, among other things, that our product candidates are safe and effective for that indication in the target population. The results of our clinical trials must be statistically significant, meaning that there must be sufficient data to indicate that it is unlikely the outcome occurred by chance. The FDA will also require us to demonstrate an appropriate dose (i.e., number of cells) and dosing interval for our product candidates, and to identify and define treatment responders, which may require additional clinical trials. As a result, the clinical endpoints, the criteria to measure the intended results of treatment, and the correct dosing for our cell-based therapeutic approaches for these indications may be difficult to determine. These challenges may prevent us from developing and commercializing products on a timely or profitable basis, or at all.

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

Even if we successfully develop and obtain regulatory approval for our product candidates, the market may not understand or accept them. We are developing product candidates that represent novel treatment approaches and will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. The degree of market acceptance of any of our developed and potential products will depend on a number of factors, including:

●	the clinical safety and effectiveness of our products and their perceived advantage over alternative treatment methods;

●	our ability to demonstrate that our cell-based products can have a clinically significant effect, initially for PTHS, Long COVID, and other disease states, for which we may seek marketing approval;

●	our ability to separate ourselves from the ethical controversies associated with cell product candidates derived from human embryonic or fetal tissue;

●	ethical controversies that may arise regarding the use of stem cells or human tissue of any kind, including adult stem cells, adult bone marrow, adult cardiac stem cells, and other adult tissues derived from donors;

●	adverse events involving our product candidates or candidates of others that are cell based;

●	our ability to supply a sufficient amount of our products to meet regular and repeated demand in order to develop a core group of medical professionals familiar with and committed to the use of our products; and

●	the cost of our products and the reimbursement policies of government and third-party payors.

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

We expect to enter into clinical trial agreements with third-party investigators and research and clinical institutions in the United States to conduct our clinical trials in the United States, including our Phase 1/2a trials for PTHS and Long COVID, although we have not yet entered into any clinical trial agreement(s) for these contemplated Phase 1/2a clinical trials at this time. We may be unable to enter into these clinical trial agreements or related agreements on a timely basis or at all, which are contingent on approvals required to be obtained from the clinical institutions and clinical trial sites. We do not expect that any future collaborations pursuant to one or more clinical trial agreements will involve the type of collaborative arrangements in which we would share the risks and rewards of any such clinical trials or otherwise with the third-party clinical institution.

We are dependent upon the success of our current and any future collaborators in performing their responsibilities in connection with the relevant collaboration. If we fail to maintain these collaborative relationships for any reason, we would need to perform the activities that we currently anticipate would be performed by our collaborators on our own at our sole expense. This could substantially increase our capital needs, and we may not have the capability or financial capacity to undertake these activities on our own, or we may not be able to find other collaborators on acceptable terms, or at all. This may limit the programs we are able to pursue and result in significant delays in the development, sale, and manufacture of our product candidates and products, and may have a material adverse effect on our business, financial condition, and results of operations.

Our dependence upon our current and potential future collaborations exposes us to a number of risks, including that our collaborators (i) may fail to cooperate or perform their contractual obligations, including financial obligations, (ii) may choose to undertake differing business strategies or pursue alternative technologies, or (iii) may take an opposing view regarding ownership of clinical trial results or intellectual property. Due to these factors and other possible events, we could suffer delays in the research, development, or commercialization of our product candidates and future products or we may become involved in litigation or arbitration, which could be time-consuming and expensive. We additionally may be compelled to split revenue with our collaborators, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We expect to commence development of the new manufacturing facility once we have the necessary capital resources, but may be unable to commence or complete development on a timely basis, or at all. Developing a new manufacturing facility, which we expect will contain fully automated closed system bioprocessing equipment, and recruiting necessary additional personnel will be expensive and time-consuming, and we may not be able to raise sufficient funds to develop such facility and to buy such equipment. In addition, although we intend to use our existing cash and any additional funds received upon the exercise for cash of our outstanding warrants for the acquisition of fully automated closed system bioprocessing and other equipment and for the development of a new biomanufacturing facility, receipt of any funds from warrant holders will only occur in the event that warrant holders elect to exercise their warrants. We cannot predict if or when the warrants will be exercised, and it is possible that the warrants may expire and never be exercised. Accordingly, we are unable to control the timing or amount of receipt of such funds or to determine when or if we will receive such funds, which may impact our ability to fund the development of a new manufacturing facility on a timely basis or at all.

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

If our product candidates are approved by the FDA, then potential competitors could seek to use a publicly available stem-cell products to compete with our products for the same therapeutic uses, taking advantage of an abbreviated approval pathway as interchangeable with our product candidates. If we are unable to prevent entry of these products into our targeted market, our business could be significantly affected.

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

We have no U.S. patents and we may never be awarded one. Our portfolio contains several patent applications, including one provisional application. Provisional applications may be converted to non-provisional and/or foreign applications, but these applications may not result in a patent. If patents do not issue, we may not have exclusivity for our products and methods of use.

The claims of U.S. and foreign patent applications such as our Patent Cooperation Treaty (“PCT”), a placeholder for filing international applications, if granted may not confer significant commercial protection against competing products and may not preclude entry by third parties into the marketplace. Furthermore, to the extent that we eventually own patent rights covering our business, the granted patents may be narrow and provide patent limited protection. In addition, third parties may challenge or design around those patents; for example, by asserting that the patents are invalid or arguing that the patent claims should be narrowly construed, and thereby avoid infringement actions. A third party may also develop technology not encompassed by the claims of the patents and/or patent applications. Further, if a foreign patent is awarded, the laws of foreign countries may not protect intellectual property rights to the same extent as laws of the United States.

Our patent applications on MSC technologies include claims directed to MSC-containing compositions and therapeutic uses. The MSC technology area is subject to competition and as a result, third parties may challenge the validity of any patents to facilitate entry into the market. If awarded patents from these patent applications, the patents might not contain claims that are sufficiently broad to prevent others from practicing our technologies or from competing with us with their own MSC technologies in the fields of interest to us. Consequently, competitors may independently develop competing products that do not infringe any patents or do not violate other intellectual property rights.

Obtaining and enforcing patents in the biopharmaceutical industry requires a high level of technological and legal complexity. Therefore, obtaining and enforcing patents is costly, time-consuming and as a result unpredictable.

Our pending patent applications may not issue or may issue with substantially narrower claims than currently pending claims. These narrower claims may not confer protection of our products.

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

If we fail to obtain assignment of rights of our intellectual property from all inventors or fail to obtain assignment of rights of our intellectual property in a timely fashion, we may not own or exclusively own our intellectual property, and this could adversely affect our ability to protect our product and have a materially effect on our business.

Control over patented technology requires us to obtain formal assignment of patents and patent applications from all inventors. If inventor assignments are not received or not received in a timely manner, we may not exclusively own the rights in the patents or patent applications and this may further affect processes in the U.S. and foreign jurisdictions.

While we believe that each inventor on each patent application or patent has already assigned the intellectual property rights by obligation of employment with us or, if it has not yet been formally assigned, is under an obligation to be assigned to us, if such is not the case, our business, financial condition, results of operations, and prospects could be adversely affected. Further, we have certain rights of assignment by employee inventors regarding patents and we have been assigned some of the patents and patent applications by certain parties, while some of assignments were obtained after assignments were due which may adversely affect ownership rights. In addition, an inventor may have rights in the intellectual property by way of co-ownership. Under U.S. patent law, each co-inventor where there is no assignment or agreement (e.g., percent ownership or assignment requirement), has joint and several ownership of the whole application or patent regardless of individual contribution. In the absence of any agreement to the contrary, each of the joint owners or inventors without assignment of a patent may make, use, offer to sell, or sell the patented invention within the United States, or import the patented invention into the United States, without the consent of and without accounting to the other owners. In certain instances, negotiation and/or litigation may be required to compel the execution of those documents where assignment obligation can be verified.

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

We may become involved in lawsuits to protect or enforce any patents we might obtain in the future, which could be expensive and time consuming.

Litigation may be necessary to enforce patent rights to protect trade secrets or know-how; or to defend the scope and validity of patent rights. Litigation, opposition, or other patent office proceedings in the U.S. and foreign jurisdictions, as applicable, could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our intellectual property, we may be subject to competition which will potentially impact profitably. Competitors may infringe any patents we might obtain in the future. As a result, we may be required to file infringement claims against one or more competitors to protect our intellectual property rights, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent is invalid or unenforceable, thus preventing enjoinment of a third party or may refuse to enjoin the other party from using the technology at issue. An adverse determination of any litigation or defense proceedings could put one or more of our patents we might obtain in the future at risk of being invalidated or interpreted narrowly. Litigation or other patent office proceedings may fail and, even if successful, may result in substantial costs and distraction to management. We may not be able, alone or with our collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the local laws may not protect or enforce such rights as fully as in the U.S.

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

We may not have patents in every jurisdiction in which we sell, thus creating competition that could impact our profitability. Although we have pending patent applications in the U.S. and PCT placeholder applications, filing, prosecuting, and defending patents in all countries throughout the world would be prohibitively expensive. Due to local laws and other causes, our intellectual property rights in some countries outside the U.S. can be less robust than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. whether we have filed an application in that country or not. In addition, we may not be able to prevent third parties from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product candidates and/or therapeutic uses, and this could have adverse effects on our business.

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

If we violate the guidelines pertaining to promotion and advertising of our clinical candidates or approved products, either inadvertently or otherwise, we may be subject to disciplinary action by the FDA’s Office of Prescription Drug Promotion (“OPDP”) or other regulatory bodies.

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

We currently supply AlloRx Stem Cells to certain foreign third-party clinics and medical centers. Such foreign third-party clinics and medical centers are currently using, or intend to use, AlloRx Stem Cells to conduct clinical studies for the potential treatment of a wide variety of indications, and we may choose to conduct international clinical trials or studies in the future. The primary purpose of these clinical studies is for the open-label treatment of the respective indication; accordingly, there is no randomized control group for patients treated in these foreign clinical studies.

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

In addition, foreign clinical studies conducted by The Foundation for Orthopaedics and Regenerative Medicine in St. John’s, Antigua and Barbuda using AlloRx Stem Cells are run by Chadwick Prodromos, M.D., who holds (i) 844,800 shares of our common stock, which were issued upon the conversion of shares of Series A Preferred Stock, (ii) Class A Warrants to purchase up to 15,384 shares of our common stock at an exercise price of $13.00 per share, and (iii) Class B Warrants to purchase up to 15,384 shares of our common stock at an exercise price of $26.00 per share. As part of future drug approval applications to the FDA, we must disclose certain financial interests of investigators who participated in any of the clinical studies being submitted in support of approval or must certify to the absence of such financial interests. The FDA evaluates the information contained in such disclosures to determine whether disclosed interests may have an impact on the reliability of a study. If the FDA determines that financial interests of any clinical investigator, including that of Dr. Prodromos, raise serious questions of data integrity, the FDA can institute a data audit, request that we submit further data analyses, conduct additional independent studies to confirm the results of the questioned study, or refuse to use the data from the questioned study as a basis for approval. A finding by the FDA that a financial relationship of an investigator raises serious questions of data integrity could delay or otherwise adversely affect approval of our products.

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

In addition, regulatory authorities may require us to, or we may voluntarily, suspend sales of a product if we become aware that the medical professionals to which we sell our products have not followed our instructions for application. For example, InfiniVive MD’s Exosome Serum contains conditioned media derived from AlloRx Stem Cells containing various secreted products including proteins, RNA and exosomes and must be applied topically by a professional. When such product is marketed and sold by us to plastic surgeons, cosmetic surgeons and aestheticians throughout the United States and internationally, we include instructions specifying that such product must be applied topically by these medical professionals. Administration outside of those specific directions could result in us running afoul of FDA rules and regulations. As further discussed below under “Our Products,” from June 2022 to July 2022, out of an abundance of caution, we voluntarily suspended sales of InfiniVive MD’s Exosome Serum in the United States in order to conduct an investigation into the potential improper administration of this product by medical professionals that have purchased this product directly from us or via distribution from other medical professionals. Although the investigation ultimately resulted in the conclusion that InfiniVive MD’s Exosome Serum was not being misused or misapplied, there can be no assurance that medical professionals have not or will not misuse or misapply our products, which could expose us to administrative or civil liability.

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

Currently, we are exporting products for use in clinical studies for indications that are not subject to an FDA-authorized IND. In order to export the drug legally, we must comply with FDA regulations including 21 C.F.R. Part 312.110 and 21 C.F.R. Part 312.120. These FDA regulations require us to provide written certification to FDA regarding the countries that we plan to export the drug to and certify that the drug, among other things, complies with the foreign countries’ laws and that our clinical studies are in compliance with FDA’s regulations for foreign clinical studies that are not conducted under an IND. If FDA determines that we have not provided the proper written certification prior to export, or that our clinical studies are not in compliance with FDA rules, FDA can prohibit us from exporting the product. This could impact our revenue from our patient-sponsored studies as well as our ability to receive approval for use of AlloRx Stem Cell therapy in the United States.

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

Risks Related to Ownership of our Common Stock

Our principal stockholders and management, including our Chief Science Officer and our former Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of October 31, 2023, our executive officers, directors, director nominee, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 61.30% of our common stock. Subject to the terms of a Standstill Agreement, dated November 20, 2022, between the Company and Dr. Jack Zamora (the “Standstill Agreement”), Dr. Zamora, our former Chief Executive Officer and former Chair of the Board of Directors, beneficially owns approximately 31.2% of our common stock. Pursuant to the Standstill Agreement, Dr. Zamora granted an irrevocable proxy and power-of-attorney to our Chief Executive Officer, Christopher Furman, for so long as he is acting in such position, and our Chair of the Board, which such position is currently held by John Packs, to vote or act by written consent with respect to the shares of our common stock held by Dr. Zamora until the expiration of the Standstill Term (as defined below). See “Certain Relationships and Related-Party Transactions” for additional information regarding the Standstill Agreement.

This concentration of control creates a number of risks. This group of stockholders has the ability to exert significant influence over us through this ownership position. These stockholders may be able to exert significant influence over all matters requiring stockholder approval, including with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction, and our stockholders may find it difficult to replace members of management should our stockholders disagree with the manner in which the Company is operated. Furthermore, this concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our listing differs significantly from an initial public offering conducted on a firm-commitment basis.

This is not an initial public offering of common stock conducted on a firm-commitment underwritten basis. This listing of our common stock on Nasdaq differs from a firm-commitment underwritten initial public offering in several significant ways, which include, but are not limited to, the following:

●	There are no underwriters engaged on a firm-commitment basis. Consequently, prior to the opening of trading on Nasdaq, there will be no traditional book building process and no price at which underwriters initially sold shares to the public to help inform efficient and sufficient price discovery with respect to the opening trades on Nasdaq. Therefore, buy and sell orders submitted prior to and at the opening of trading of our common stock on Nasdaq will not have the benefit of being informed by a published price range or a price at which the underwriters initially sold shares to the public, as would be the case in an initial public offering underwritten on a firm- commitment basis. Moreover, there will be no underwriters engaged on a firm-commitment underwritten basis assuming risk in connection with the initial resale of shares of our common stock. In an initial public offering underwritten on a firm-commitment basis, the underwriters may engage in “covered” short sales in an amount of shares representing the underwriters’ option to purchase additional shares. To close a covered short position, the underwriters purchase shares in the open market or exercise the underwriters’ option to purchase additional shares. In determining the source of shares to close the covered short position, the underwriters typically consider, among other things, the price of shares available for purchase in the open market as compared to the price at which they may purchase shares through the underwriters’ option to purchase additional shares. Purchases in the open market to cover short positions, as well as other purchases underwriters may undertake for their own accounts, may have the effect of preventing a decline in the market price of shares. Given that there will be no underwriters’ option to purchase additional shares and no underwriters engaging in stabilizing transactions, there could be greater volatility in the public price of our common stock during the period immediately following the listing. See also “— Our shares of common stock have no prior public market. An active trading market may not develop or continue to be liquid and the market price of our shares of common stock may be volatile.”

●	There is not a fixed number of securities available for sale. Therefore, there can be no assurance that any Registered Stockholders or other existing stockholders will sell any or all of their common stock and there may initially be a lack of supply of, or demand for, our common stock on Nasdaq. Alternatively, we may have a large number of Registered Stockholders or other existing stockholders who choose to sell their common stock in the near term resulting in an oversupply of our common stock, which could adversely impact the public price of our common stock once listed on Nasdaq.

●	None of our Registered Stockholders or other existing stockholders have entered into contractual lock-up agreements or other contractual restrictions on transfer, however, our directors, named executive officers and certain other stockholders are subject to restrictions as to the number of shares of common stock each may dispose of in any given period. In a firm-commitment underwritten initial public offering, it is customary for an issuer’s officers, directors, and most of its other shareholders to enter into a 180-day contractual lock-up arrangement with the underwriters to help promote orderly trading immediately after listing. Consequently, any of our stockholders, including our directors and officers who own our common stock and other significant stockholders, may sell any or all of their common stock at any time (subject to any restrictions under applicable law), including immediately upon listing. If such sales were to occur in a significant quantum, it may result in an oversupply of our common stock in the market, which could adversely impact the public price of our common stock. See “—Our shares of common stock currently have no public market. An active trading market may not develop or continue to be liquid and the market price of our shares of common stock may be volatile.” With the exception of our directors, officers and certain other stockholders, none of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our common stock in the public markets by our founders, affiliates, or non-affiliates, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.”

●	We will not conduct a traditional “roadshow” with underwriters prior to the opening of trading on Nasdaq. As a result, there may not be efficient price discovery with respect to our common stock or sufficient demand among investors immediately after our listing, which could result in a more volatile public price of our common stock.

Such differences from a firm-commitment underwritten initial public offering could result in a volatile market price for our common stock and uncertain trading volume and may adversely affect your ability to sell your common stock

Our shares of common stock currently have no public market. An active trading market may not develop or continue to be liquid and the market price of our shares of common stock may be volatile.

We expect our shares of common stock to be listed and traded on Nasdaq. Prior to the listing on Nasdaq, there has not been a public market for our shares of common stock, and an active market for our shares of common stock may not develop or be sustained after the listing, which could depress the market price of our shares of common stock and could affect the ability of our stockholders to sell our shares of common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our shares of common stock. An inactive market may also impair our ability to raise capital by selling our shares of common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our shares of common stock as consideration.

In addition, we cannot predict the prices at which our shares of common stock may trade on Nasdaq following the listing of our shares of common stock, and the market price of our shares of common stock may fluctuate significantly in response to various factors, some of which are beyond our control. In particular, as this listing is taking place through a novel process that is not a firm-commitment underwritten initial public offering, there will be no traditional book building process and no price at which traditional underwriters initially sold shares to the public to help inform efficient price discovery with respect to the opening trades on Nasdaq. On the day that our shares of common stock are initially listed on Nasdaq, Nasdaq will begin accepting, but not executing, pre-opening buy and sell orders and will begin to continuously generate the indicative Current Reference Price (as defined below) on the basis of such accepted orders. The Current Reference Price is calculated each second and, during a 10-minute “Display Only” period, is disseminated, along with other indicative imbalance information, to market participants by Nasdaq on its NOII and BookViewer tools. Following the “Display Only” period, a “Pre-Launch” period begins, during which the Advisor, in its capacity as our financial advisor, must notify Nasdaq that our shares are “ready to trade.” Once the Advisor has notified Nasdaq that our shares of common stock are ready to trade, Nasdaq will confirm the Current Reference Price for our shares of common stock, in accordance with the Nasdaq rules. If the Advisor then approves proceeding at the Current Reference Price, the applicable orders that have been entered will be executed at such price and regular trading of our shares of common stock on Nasdaq will commence, subject to Nasdaq conducting validation checks in accordance with Nasdaq rules. The Advisor will determine when our shares of common stock are ready to trade and approve proceeding at the Current Reference Price primarily based on considerations of volume, timing and price. In particular, the Advisor will determine, based primarily on pre-opening buy and sell orders, when a reasonable amount of volume will cross on the opening trade such that sufficient price discovery has been made to open trading at the Current Reference Price. If the Advisor does not approve proceeding at the Current Reference Price (for example, due to the absence of adequate preopening buy and sell interest), the Advisor will request that Nasdaq delay the open until such a time that sufficient price discovery has been made to ensure a reasonable amount of volume crosses on the opening trade. For more information, see “Plan of Distribution.”

Additionally, prior to the opening trade, there will not be a price at which underwriters initially sold shares of common stock to the public as there would be in a firm-commitment underwritten initial public offering. The absence of a predetermined initial public offering price could impact the range of buy and sell orders collected by Nasdaq from various broker-dealers. Consequently, upon listing on Nasdaq, the public price of our common stock may be more volatile than in a firm-commitment underwritten initial public offering and could decline significantly and rapidly.

Furthermore, because of our novel listing process on the Nasdaq Capital Market, Nasdaq’s rules for ensuring compliance with its initial listing standards, such as those requiring a valuation or other compelling evidence of value, are untested. In the absence of a prior active public trading market for our common stock, if the price of our common stock or our market capitalization falls below those required by Nasdaq’s eligibility standards, we may not be able to satisfy the ongoing listing criteria and may be required to delist.

In addition, because of our novel listing process, individual investors, retail or otherwise, may have greater influence in setting the opening public price and subsequent public prices of our common stock on Nasdaq and may participate more in our initial trading than is typical for a firm- commitment underwritten initial public offering. These factors could result in a public price of our common stock that is higher than other investors (such as institutional investors) are willing to pay, which could cause volatility in the trading price of our common stock and an unsustainable trading price if the price of our common stock significantly rises upon listing and institutional investors believe our common stock is worth less than retail investors, in which case the price of our common stock may decline over time. Further, if the public price of our common stock is above the level that investors determine is reasonable for our common stock, some investors may attempt to short our common stock after trading begins, which would create additional downward pressure on the public price of our common stock. To the extent that there is a lack of consumer awareness among retail investors, such a lack of consumer awareness could reduce the value of our common stock and cause volatility in the trading price of our common stock.

The public price of our common stock following the listing also could be subject to wide fluctuations in response to the risk factors described in this prospectus and others beyond our control, including:

●	the number of shares of our common stock publicly owned and available for trading;
●	overall performance of the equity markets and/or publicly-listed companies that offer competing services and products;
●	actual or anticipated fluctuations in our revenue or other operating metrics;
●	our actual or anticipated operating performance and the operating performance of our competitors;
●	changes in the financial projections we provide to the public or our failure to meet these projections;
●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

●	any major change in our Board, management, or key personnel;
●	the economy as a whole and market conditions in our industry;
●	rumors and market speculation involving us or other companies in our industry;
●	announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business, in the U.S. or globally;
●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events and
●	sales or expected sales of our common stock by us and our officers, directors and principal stockholders.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our common stock shortly following the listing of our common stock on Nasdaq as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

If our common stock is listed on Nasdaq, we will be subject to the continued listing standards of Nasdaq, and our failure to satisfy these criteria may result in delisting of our common stock.

We expect our shares of common stock to be listed and traded on Nasdaq. Maintaining such listing will generally require that we maintain a minimum amount of stockholders’ equity, a minimum number of public stockholders and a minimum aggregate market value of shares publicly held, subject to certain exceptions. Nasdaq may also delist the securities of any issuer if the issuer’s common stock is selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such shares within a reasonable time after being notified that the Nasdaq deems such action to be appropriate under all the circumstances. In addition to its more quantitative standards, Nasdaq may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the Nasdaq’s listing requirements; or if any other event occurs or any condition exists which makes continued listing on the Nasdaq, in its opinion, inadvisable.

If Nasdaq were to subsequently delist our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. We do not currently have and may never obtain research coverage by securities or industry analysts. If no or few securities or industry analysts commence coverage of us, our stock price would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

As a result of the restatement of our financial statements for the three and nine months ended July 31, 2022, our management believes that our internal control over financial reporting was not effective as of October 31, 2022 due to a material weakness related to our accounting for revenue and related expenses. If we are unable to remediate this material weakness and otherwise implement and maintain an effective system of internal control over financial reporting, we may not be able to timely and accurately report our financial results or prevent fraud in the future. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and, if we are successful in listing on Nasdaq or other public trading market, the trading price of our common stock.

As previously disclosed, subsequent to the fiscal year ended October 31, 2022, we restated our consolidated financial statements for the three and nine month periods ended July 31, 2022, included in our Registration Statement on Form 10, as amended (the “Form 10”), due to errors relating to a service contract with a customer that impacted the recognition of revenue and related expenses. Specifically, in consultation with our financial consultants, we determined that we had improperly recognized revenue from our Joint Operating Agreement (the “JOA”) with European Wellness and BioPep, as further described in “Business”, that should have been deferred. That error resulted in the overstatement of consulting revenue by $200,000 and related expenses in the amount of $177,147 in the consolidated statements of operations for the three and nine month periods ended July 31, 2022 and the understatement of deferred revenue in the consolidated balance sheets as of July 31, 2022 in the amount of $200,000. As a result of these errors, in December 2022, management determined that it was appropriate to restate the consolidated financial statements included in the Form 10.

In addition, as a result of the errors discussed above, our management determined that our internal control over financial reporting was not effective as of October 31, 2022 due to a material weakness related to our accounting for revenue and related expenses.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to design, and implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements and cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, it was recently discovered that three 2022 stock option grants were inadvertently incorrectly documented and initially recorded by us with an exercise price per share below what then may have been determined to be the estimated fair market value of the underlying shares of common stock (the exercise prices have since been increased and properly recorded without any material impact on our financial statements), which would have violated the terms of the 2022 Plan and the Board’s authorization for such grants. Such documentation errors could result in violations of the Internal Revenue Code, including Section 409A thereof, which could have unintended tax consequences on us and impose material excise taxes on the stock option recipient. Furthermore, inferior internal control over financial reporting and disclosure controls and procedures could also cause investors to lose confidence in our reported financial information and other public disclosures, which could have a negative effect on the trading price of our stock. The requirements of being a public company may strain our resources or require us to expend capital to improve or increase our resources, result in litigation and divert management’s attention.

We are subject to certain reporting requirements of the Securities Act, the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and other applicable securities rules and regulations. Complying with these rules and regulations results in legal and financial compliance costs, makes some activities more difficult, time consuming or costly and increases demand on our systems and resources, including management. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements and eliminate potential reporting errors, which will increase our costs and expenses.

We can give no assurance that our remedial measures will be sufficient to address the material weakness related to our accounting for revenue and related expenses discussed above or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting, disclosure controls and procedures, or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures in the future, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements or other public disclosures.

We have previously failed to timely file certain periodic reports with the SEC and as a result, the SEC revoked the registration of our common stock in 2020. Our failure to timely file required reports in the future poses significant risks to trading in our common stock and could materially and adversely affect our financial condition and results of operations.

In the past, we have not been able to, and may continue to be unable to produce timely financial statements, and file these financial statements as part of a periodic report in a timely manner with the SEC. We have failed to timely file with the SEC all requisite periodic reports beginning from the period ending October 31, 2015. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act beginning from the period ending October 31, 2015.

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

We cannot guarantee that in the future our reporting will always be timely. Our failure to timely file future periodic reports with the SEC could subject us to enforcement action by the SEC and stockholder lawsuits and could eventually result in the delisting of our common stock from Nasdaq, regulatory sanctions from the SEC, and/or the breach of covenants in our credit facilities or of any preferred equity or debt securities we may issue in the future, any of which could have a material adverse impact on our operations and your investment in our common stock, and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders. Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions. As a result, investors may not have access to current or timely financial information about our Company.

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

Provisions in our third amended and restated articles of incorporation and amended and restated bylaws, and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our third amended and restated articles of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

●	permit the number of directors to be increased or decreased by action of the majority of the Board;

●	authorize the Board to issue all or any part of our common stock, without action by the stockholders; and

●	prohibit cumulative voting.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease three separate office or laboratory facilities for our business and operations. Our executive offices are located in the Cherry Creek neighborhood of Denver, where we occupy approximately 2,978 square feet of office space under a until December 31, 2026 at a rate of $7,693 per month, plus operating expenses. Our manufacturing and administrative offices and facilities are currently located at 4621 Technology Drive, Golden Colorado, where we lease approximately 3,100 square feet under a 10-year lease commencing July 1, 2020 and which provides us with several options to renew upon expiration for additional 5-year terms. The lease is with an affiliate of our Chief Science Officer. The rent is $5,645 per month plus taxes, insurance and utilities.

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

Holders

As of January 29, 2024, we had 4,430,535 shares of common stock outstanding, held of record by approximately 3,200 stockholders. There were no shares of preferred stock outstanding.

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

On February 22, 2022, a note holder converted $3,000,000 in principal and $712,500 of interest related to the Senior Secured Convertible Promissory Note into 142,788 shares of the Common Stock of the Company at $26.00 per share. This conversion was completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On March 1, 2022, the Company issued 13,460 stock purchase options to an employee and a consultant to the Company. The options are exercisable at $26.00 per share. Those options vest as follows: 2,306 vested at the date of grant and 3,718 vest on each anniversary date until fully vested. The options are exercisable for a period of ten years. The options were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On March 31, 2022, the holders of 136,059 shares of our Series A Convertible Preferred Stock converted those shares, along with accrued dividends payable thereon, into an aggregate of 569,463 shares of our Common Stock. These conversions were completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On April 15, 2022, $320,000 in principal and $11,266 in accrued interest related to the 2021 Series Convertible Notes was converted into 12,741 shares of the Common Stock of the Company at $26 per share. These conversions were completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On May 31, 2022, we issued two convertible promissory notes to two accredited investors in the aggregate principal amount of $200,000 which accrue interest at a rate of 5.0% per annum. These notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On January 6, 2023, we sold $405,000 of its 8%, 2023 Series Convertible Notes - Stock Settled (the “January 2023 Notes”) and common stock purchase warrants (“January 2023 Warrants”) to five investors.

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

On November 16, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold to the investor, in a private placement, (i) a senior secured convertible note (the “Note”) in the principal amount of $2,500,000, for a purchase price of $2,000,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “Warrants”).

On January 10, 2024, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $1,250,000, for a purchase price of $1,000,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated November 16, 2023.

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

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID, and expect to commence those trials sometime in 2024 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including providing research services and through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our capital expenses.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of October 31, 2023 of $28.1 million. We incurred net losses of $5.4 million and $6.9 million and used cash in operating activities of $2.0 million and $2.2 million for the years ended October 31, 2023 and 2022, respectively. We had a working capital deficit as of October 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the year ended October 31, 2023 compared to the year ended October 31, 2022

The following discussion analyzes our operating results for the fiscal year ended October 31, 2023, which we refer to as “Fiscal 2023,” and compares those results to results for the fiscal year ended October 31, 2022, which we refer to as “Fiscal 2022. The discussion below also analyzes our liquidity and capital resources as of October 31, 2023 and material changes in those resources since the end of Fiscal 2022. We suggest that you read the following information in conjunction with our audited consolidated financial statements for the two years ended October 31, 2023 contained elsewhere in this Report.

Comparison of the Years Ended October 31, 2023 and 2022

The following table summarizes our operating results for Fiscal 2023 and 2022:

	Year Ended October 31,
	2023	2022

Product sales	$1,702,451	$2,662,793
Product sales, related parties	36,000	30,500
Consulting revenue	25,000	600,000
Total revenue	1,763,451	3,293,293
Less: Cost of goods sold	(298,051)	(586,884)
Gross profit	1,465,400	2,706,409
General and administrative expenses	(6,062,758)	(7,602,945)
Research and development	(206,406)	(155,630)
Impairment expense	(577,852)	(914,091)
Interest expense	(270,182)	(198,450)
Other Project Income, Net	191,746	-
Unrealized Gain on Series 2023 Derivative/Warrant Liability	103,335	-
Loss on conversion of senior secured note payable	-	(695,342)
Net Loss	$(5,356,717)	$(6,860,049)
Deemed dividend on convertible preferred stock	-	(793,175)
Cumulative convertible preferred stock dividend requirement	-	(111,333)
Net Loss to Common Stockholders	$(5,356,717)	$(7,764,557)

Net Loss

We recorded a net loss of $5,356,717 in Fiscal 2023, a decrease of $1,503,332 from Fiscal 2022, or 22%. The decreased loss in Fiscal 2023 was due to the significant decreases in general and administrative expenses and other expenses in Fiscal 2023, as discussed further below. Interest expense increased in Fiscal 2023 due to the addition of the 2023 series notes. We also recorded other project income and unrealized gains on derivative/warrant liability in Fiscal 2023. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Net Loss to Common Stockholders

In connection with the sale of the Series A Convertible Preferred Stock in Fiscal 2020 and 2021, we determined that there was an embedded conversion feature associated with the value of the beneficial conversion feature. The initial embedded conversion feature was initially determined to be $930,577. For the year ended October 31, 2022, the accretion of this embedded conversion feature was $793,175 and has been recorded as a deemed dividend. Including the deemed dividend on the Series A Convertible Preferred Stock for the year ended October 31, 2022 and the cumulative dividend on that Preferred Stock, the net loss to common stockholders was $7,764,557, or $1.87 per share. Since the conversion happened in Fiscal 2022, there were no such amounts recorded for Fiscal 2023.

Product Sales

Total revenue in Fiscal 2023 decreased by $1,529,842, or 46%, from Fiscal 2022. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During Fiscal 2023 and Fiscal 2022, research and development product sales were $574,293 and $1,072,312, respectively, a decrease in Fiscal 2023 of $498,019 or 46%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing less CAFs and native fibroblasts in Fiscal 2023. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions. In addition, we believe that demand in the first half of Fiscal 2023 was impacted by strong sales of CAFs and native fibroblasts to such institutions in Fiscal 2022, as these institutions still had unused CAFs and native fibroblasts in their inventory.

Sales of AlloRx Stem Cells to foreign third-party clinics for the years ended October 31, 2023 and 2022 were $893,474 and $1,174,456 respectively, a decrease of $280,982 or 26%, again related to diminished sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated less patients during Fiscal 2023. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients.

For Fiscal 2023 and Fiscal 2022, InfiniVive MD revenue amounted to $204,414 and $236,788, respectively.

For Fiscal 2023 and Fiscal 2022, Fitore product revenue amounted to $66,270 and $209,737, respectively. Fitore revenues were lower in Fiscal 2023 due to reduced efforts at marketing Fitore products, compared to Fiscal 2022. We are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts, and do not anticipate manufacturing any additional products in the foreseeable future or at all. In addition, we terminated the chief executive officer and all other employees of Fitore in June 2022; consequently, we expect that sales of Fitore products in the future will be limited.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales were consistent during Fiscal 2023 at $36,000, compared to Fiscal 2022 at $30,500.

Consulting Revenue

During Fiscal 2023 and Fiscal 2022, our consulting revenue was derived from our contract with European Wellness under which we agreed to assist in the discovery, development and commercialization of biological products related to regenerative medicine. During Fiscal 2022, we recognized $600,000 in revenue as we completed two milestones under the contract. During Fiscal 2023, we recognized $25,000 in consulting revenue under this agreement. In addition to the revenue that was recognized, we recorded deferred revenue of $650,000 related to those services during Fiscal 2022. During Fiscal 2023, we recorded an additional $285,005 in deferred revenue related to this agreement. As of July 31, 2023, upon the expiration of the contract, the company recognized as other project income $250,000 that was deemed by the amendment to the agreement as non-refundable, offset by $58,254 in project related expenses. Remaining deferred revenues will be recognized if and when related milestones under the contract are achieved.

Prior to the expiration of the agreement, we suspended deliverables under the agreement with European Wellness in April 2023 pending discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the agreement, which could have an adverse effect on our revenue, cash flow, operating results and financial condition. While discussions are ongoing, management does not currently expect our agreement with European Wellness to be renewed or extended beyond its scheduled termination date. Regardless of whether the agreement is renewed or extended, however, we intend to continue to seek to recover all amounts believed to be owed to us under that agreement for work completed. With the termination of the contract with European Wellness, we expect our consulting revenue in the future will be limited unless and until an alternative consulting partnership or collaboration becomes available to us.

Cost of Goods Sold

Our cost of goods sold during Fiscal 2023 totaled $298,051 compared to $586,884 during the Fiscal 2022, a decrease of $288,883 or 49%, resulting in gross profit of $1,465,400 and $2,706,409 for Fiscal 2023 and Fiscal 2022, respectively. The gross profit percentages for the years ended October 31, 2023 and 2022 were 83% and 82%, respectively. Cost of goods sold, as a total revenue remained generally consistent for Fiscal 2023 and Fiscal 2022. The overall decrease in gross profit in Fiscal 2023 was primarily attributable to a $575,000 decrease in consulting revenue for that period compared to Fiscal 2022 as discussed above. Also contributing to the decrease in gross profit was a decrease in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses decreased from $7,602,945 in Fiscal 2022 to $6,062,758 in Fiscal 2023. This decrease of $1,540,187 (20%) was primarily due to a decrease in stock-based compensation of $905,327 and a decrease in salary expense of $540,101 due to limited bonuses being authorized in Fiscal 2023.

Research and Development

Research and development expenses for Fiscal 2023 and Fiscal 2022 were $206,406 and $155,630, respectively. During Fiscal 2023, the Company incurred expenses of $198,000 in preparation for upcoming clinical trials.

Impairment Expense

During Fiscal 2023, we recorded impairment expense of $243,795 against amortizable intangible assets related to our assessment of future cash flows within Fitore. Also during Fiscal 2023, we recorded impairment expense of $334,057 against amortizable intangible assets related to our assessment of future cash flows within InfiniVive.

During Fiscal 2022, we recorded an impairment expense of $914,091 related to the carrying value of the goodwill associated with the acquisition of Fitore on August 1, 2021. The evaluation of the goodwill as of July 31, 2022 was performed following the termination of the chief executive officer and all other employees of Fitore. While the termination of the chief executive officer and employees of Fitore did not constitute the discontinuation of Fitore’s operations, it was considered by management to be a material change in circumstance so as to warrant an evaluation of the goodwill.

Interest Expense

Interest expense for Fiscal 2023 was $270,182, an increase of $71,732 from the interest expense for Fiscal 2022 of $198,450. This increase is related to new notes issued in 2023 at 8%. The interest expense related to the remaining debt on our balance sheet of approximately $2.7 million is expected to be all non-cash interest expense.

Other Project Income, Net

On of July 31, 2023, upon the expiration of the European Wellness Agreement, the Company recognized $250,000 as other project income that was deemed as non-refundable by the amendment and offset by $58,254 in project related expenses. In accordance with ASC 606, the Company determined that it did not satisfy the performance obligations at a point in time (ASC paragraph 606-10-25-30) and did not recognize the aforementioned amount as revenue.

Unrealized Gain on Derivative/Warrant Liability

During Fiscal 2023, we issued $1,717,600 of the 8% Convertible Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. At October 31, 2023, this liability was marked to market, resulting in an unrealized gain of $103,335.

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

Working Capital

As of October 31, 2023, we had a working capital deficit of $1.7 million, comprised of current assets of $3.2 million and current liabilities of $4.9 million. The working capital at year-end Fiscal 2023 decreased $2.1 million from year-end Fiscal 2022. Current liabilities, consisting primarily of deferred revenue, accrued liabilities, lease obligations and short-term convertible notes payable – related party increased by approximately $2.3 million as of October 31, 2023, compared to October 31, 2022. Cash was reduced from $0.7 million as of October 31, 2022, to $0.1 million at October 31, 2023 as cash was used during Fiscal 2023 for operations and preparation for a proposed public offering of our securities.

As a result of our limited working capital position as of October 31, 2023, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

As reported in Forms 8-K filed on November 22, 2023 and January 16, 2024, our working capital increased by a total of approximately $3 million subsequent to the end of the fiscal year. We expect to use the proceeds from the note for working capital and general corporate purposes.

We have filed a registration statement on Form S-1 with the SEC to register our securities for sale in a proposed direct listing. If that offering is successful, we intend to use the proceeds to initiate and conduct one or more clinical trials of our AlloRx Stem Cell therapy, for preclinical activities for other possible treatments with AlloRx, and for working capital and other general corporate purposes. If we are successful in completing a public offering of our securities, including our common stock, and obtaining a market for that stock, we may realize additional capital through the exercise of outstanding common stock purchase warrants. However, that will depend on the warrants being “in the money,” in addition to having a market for our stock. We may also endeavor to raise additional capital through the sale of equity or debt in one or more non-public offerings. We do not anticipate commencing any clinical trials of our AlloRx Stem Cell therapy pending receipt of substantial additional capital, estimated to be $4 million to $6 million to commence our contemplated Phase 1/2a clinical trials for PTHS and Long COVID, depending on whether we commence one or both trials.

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

Cash Flows

The following table summarizes our cash flows for Fiscal 2023 and 2022:

	Year Ended October 31,
	2023	2022

Net Cash Used in Operating Activities	$(1,968,835)	$(2,216,620)
Net Cash Used in Investing Activities	(195,432)	(310,113)
Net Cash provided by (Used in) Financing Activities	1,524,483	(1,108,712)
Beginning Cash Balance	741,538	4,376,983
Ending Cash Balance	$101,754	$741,538

Operating Activities

Net cash used in operating activities during Fiscal 2023 was $1,968,835, compared to $2,216,620 during Fiscal 2022, representing a decrease in use of cash of $247,785.

Investing Activities

Cash used by investing activities during Fiscal 2023 was $195,432 compared to cash used by investing activities during Fiscal 2022 of $310,113, representing a decrease in cash used of $114,681. This change is primarily attributable to our reduced acquisition of property and equipment during Fiscal 2023.

Financing Activities

Cash provided by financing activities during Fiscal 2023 was $1,524,483, while cash used by financing activities during Fiscal 2022 was $1,108,712. During Fiscal 2023, we issued $1,717,600 in 8% Convertible Notes and common stock purchase warrants, paid $130,138 in deferred offering costs and made capital lease principal payments of $62,979. During Fiscal 2022, we made capital lease principal payments of $75,698 and revolving line of credit principal payments of $58,596 and paid $1,174,418 of deferred offering costs in connection with our proposed public offering.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm required by this item are included in this Report on pages F-1 through F-27 and are incorporated herein by reference.

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

Subsequent to the fourth quarter of fiscal 2022, during the fiscal year ended October 31, 2023, management took steps to remediate the weakness discovered during the fourth quarter of fiscal 2022.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer, and our principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes our consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2023, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was not effective.

Changes In Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the year ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See the discussion above under Evaluation of Disclosure Controls and Procedures for a description of changes in our internal control over financial reporting initiated subsequent to the year ended October 31, 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors, and Significant Employees

The following table sets forth information regarding our executive officers, directors, and significant employees as of January 29, 2024:

Name	Age	Positions with the Company
Christopher M. Furman	53	Chief Executive Officer, Director
Thomas W. Ohrt	68	Chief Financial Officer
James R. Musick	75	Chief Science Officer, Director
Caroline Mosessian	58	Chief Regulatory Officer, Director
Tiana States	33	Chief Manufacturing Officer
John Packs	67	Chair of the Board
Anthony Pearl	52	Independent Director Nominee (1)

(1)	The director nominee is expected to transition on to our Board upon the listing of our common stock on Nasdaq.

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

Thomas Ohrt

Mr. Ohrt has served as our Chief Financial Officer since January 22, 2024 and previously served our Company’s Controller from January 3, 2022. From December 2019 to January 2022 Mr. Ohrt served as a consultant at SJM Financial, providing financial reporting services to various publicly traded and private companies. Mr. Ohrt retired, from October 2018 to December 2019. Prior to that, Mr. Ohrt served as President and Chief Financial Officer of Formation Energy, an Oil and Gas Investment firm, from April 2013 to October 2018. In addition to these positions, during his 35-year career in finance, Mr. Ohrt has served as Controller of a publicly traded pharmaceutical company, three startup software companies and two other energy-related companies. Mr. Ohrt received his BS in Accounting from Illinois State University.

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

Director Nominees

Anthony Pearl

Mr. Pearl will become a member of our Board upon the listing of our common stock on Nasdaq. Mr. Pearl has served as the Chief Legal and Compliance Officer of Crown Resorts Limited, an Australian gaming and entertainment group, since August 2022. Prior to that, he served as General Counsel and Chief Compliance Officer of The Cosmopolitan of Las Vegas, a resort casino and hotel, from 2008 until July 2022. Mr. Pearl received a Bachelor of Arts in psychology and sociology from Rice University and a Juris Doctor from Harvard Law School.

We believe that Mr. Pearl’s previous executive and fiduciary experience, including work in legal affairs, and his financial experience, makes him qualified to serve as a director of our Company.

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

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers (NEOs) who are named in the subsection titled “—Summary Compensation Table.” In fiscal year 2023, our NEOs and their positions were as follows:

●	Christopher Furman, Chief Executive Officer;

●	Thomas Ohrt, Chief Financial Officer;

●	Nathan Haas, former Chief Financial Officer;

●	Caroline Mosessian, Chief Regulatory Officer; and

●	Jack Zamora, former Chief Executive Officer.

Christopher Furman began serving as our Chief Executive Officer on July 6, 2022. Dr. Zamora ceased serving as our Chief Executive Officer on May 4, 2022.

Thomas Ohrt began serving as our Chief Financial Officer on January 22, 2024. Mr. Haas resigned as Chief Financial officer on January 18, 2024.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to or earned by our NEOs during the two fiscal years ended October 31, 2023 and 2022:

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to or earned by our NEOs during the two fiscal years ended October 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)	Option Awards ($) (2),(3)	Non- Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Christopher Furman(4)	2023	400,000	-		—	-	200,000	(8)	—		600,000
Chief Executive Officer	2022	129,231	—		—	4,957,603	400,000	(5)	—		5,486,834

Thomas Ohrt(9)	2023	150,762	-		-	50,164	-		-		200,926
Chief Financial Officer	2022	124,028	75,000	(5)	-	59,909	-		-		258,937

Nathan Haas)	2023	175,000	-		—	—	—		—		175,000
Former Chief Financial Officer	2022	177,356	175,000	(5)	—	-	—		—		352,356

Caroline Mosessian	2023	—	-		—	—	—		225,000	(6)	225,000
Chief Regulatory Officer	2022	—	5,000		—	-	—		261,833	(6)	266,833

Jack Zamora (7)	2023	-	—		—	—	—		—		-
Former Chief Executive Officer	2022	204,674	-		—	-	—		—		204,674

1Salary amounts represent actual amounts paid to or earned during the applicable year. See “— Narrative to the Summary Compensation Table—Annual Base Salary” below.

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

(6) Includes consulting fees paid to or earned by Dr. Mosessian, through her consulting firm, Innovative Strategies & Solutions, Inc., for her services to the Company during the applicable year.

(7) Dr. Zamora served as our Chief Executive Officer until May 4, 2022.

(8) Includes a cash bonus per employment agreement for fiscal year 2023 performance, but to be paid in 2024.

(9) Mr. Ohrt’s compensation amounts during Fiscal 2022 and 2023 were related to his service as the Company’s Controller. Mr. Ohrt was appointed Chief Financial Officer in January 2024.

Narrative to Summary Compensation Table

2023 Salaries

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

Pursuant to the terms of Mr. Ohrt’s employment letter dated January 3, 2022 (the “Ohrt Controller Letter”), Mr. Ohrt was paid an annual base salary of $150,000. Pursuant to the terms of Mr. Ohrt’s CFO employment letter, dated January 22, 2024, (the “Ohrt CFO Letter”), Mr. Ohrt is to be paid a base salary of $250,000.

Pursuant to the terms of Mr. Haas’s employment agreement dated October 1, 2021 (the “Haas Agreement”), Mr. Haas is paid an annual base salary of $175,000. Pursuant to the terms of Mr. Haas consulting agreement dated January 18, 2024 (the “Haas Consulting Agreement”), Mr. Haas individually, is paid a monthly consulting fee of $15,000. The Haas Consulting Agreement will have an initial term of four (4) months.

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

2023 Bonuses

Mr. Furman

The Furman Agreement provides that Mr. Furman receive an annual performance bonus of up to 100% of his base salary upon the achievement of individual and/or Company performance objectives to be established each year by the Board and Mr. Furman but not less than $200,000 in 2023. In the event individual or Company performance objectives are exceeded in any given year, Mr. Furman is also eligible to receive a discretionary stretch bonus. For the fiscal year ended October 31, 2023, the Company determined that he was entitled to a bonus of $200,000 based on employment agreement.

Equity Compensation

We have granted stock options to our employees, including our named executive officers, in order to attract and retain them, as well as to align their interests with the interests of our stockholders. Below is a summary of the stock options granted to our named executive officers during fiscal years 2022 and 2023.

Mr. Furman

On July 6, 2022, we granted 192,307 stock options to Mr. Furman, with an exercise price of $26.00 per share, in connection with his appointment as Chief Executive Officer of the Company. These options became immediately exercisable as to 38,461 shares and the remainder will vest in four equal annual installments, with accelerated vesting in the event of a change of control. The options are exercisable for 10 years from the grant date.

Mr. Ohrt

On October 1, 2021, we granted 2,307 stock options to Mr. Ohrt, with an exercise price of $13.00 per share, in connection with his services as a consultant to the Company. These options became immediately exercisable as to 25% of the shares and the remainder will vest in three equal annual installments, with accelerated vesting in the event of a change of control. The options are exercisable for 10 years from the grant date. On March 1, 2022, we granted 6,730 stock options to Mr. Ohrt with an exercise price of $26.00 in connection with his employment by the Company as its Controller. The shares immediately vested as to 1,154 shares, with 1,859 shares vesting on the first anniversary of the grant, 1,859 shares vesting on the second anniversary of the grant, and 1,858 shares vesting on the third anniversary of the grant.

Mr. Haas

On August 1, 2021, we granted 38,461 stock options to Mr. Haas in connection with his employment agreement to serve as Vice President of Finance of the Company. The options are exercisable at $13.00 per share, vest 20% on each anniversary of the date of grant and are exercisable for 10 years.

On October 1, 2021, we granted an additional 19,230 stock options to Mr. Haas in connection with his appointment as the Chief Financial Officer. These options are exercisable at $13.00 per share, vest 20% on each anniversary of the date of grant and are exercisable for 10 years.

Dr. Mosessian

On February 1, 2021, we granted 19,230 stock options to Dr. Mosessian in connection with her consulting agreement to serve as Director of Regulatory Affairs of the Company. The options are exercisable at $13.00 per share, vest 20% on December 31st of each year, beginning on December 31, 2021, and are exercisable for a period of 10 years.

On October 1, 2021, we granted 38,461 stock options to Dr. Mosessian in connection with her appointment as Chief Regulatory Officer of the Company. These options became immediately exercisable as to 19,230 shares and vest as to approximately 4,807 shares on each of October 1, 2022 and October 1, 2023 and 9,615 shares on October 1, 2024. The options are exercisable at $13.00 per share and are exercisable for a period of 10 years.

No options were exercised by any of our named executive officers during the fiscal years ended October 31, 2022 or 2023.

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

Equity Incentive Plan

We have adopted the 2022 Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable us to obtain and retain services of these individuals, which is essential to our long-term success. For additional information about the 2022 Plan, please see the section titled “Equity Incentive Plans” below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the number of shares of common stock underlying outstanding equity incentive awards for each NEO as of October 31, 2023:

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#))	Market Value of Shares or Units not yet Vested ($)
Christopher Furman	07/06/2022	(1)	76,922	115,385	26.00	07/06/2032	—	—
Thomas Ohrt	10/01/2021	(5)	1,730	577	13.00	10/01/2031	—	—
	03/01/2022	(6)	3,012	3,718	26.00	03/01/2032	—	—
Nathan Haas	08/01/2021	(2)	23,076	15,385	13.00	08/01/2031	—	—
	10/01/2021	(2)	11,538	7,692	13.00	10/01/2031	—	—
Caroline Mosessian	02/01/2021	(3)	7,692	11,538	13.00	02/01/2031	—	—
	10/01/2021	(4)	28,846	9,615	13.00	10/01/2031	—	—
Jack Zamora	04/09/2020		25,615	—	7.54	04/09/2030	—	—
	12/01/2020		38,461	—	13.00	12/01/2030	—	—

(1) On the date of grant, 20% of the options vested immediately, and the remaining options vest ratably over four years on each annual anniversary of the grant date.

(2) These options vest ratably over five years on each annual anniversary of the grant date.

(3) These options vest ratably over five years on December 31st of each year, beginning with December 31, 2021.

(4) On the date of grant, 50% of the options vested immediately, and the remaining options vested or will vest on each annual anniversary of the grant date as follows: (i) 4,807 shares on October 1, 2022, (ii) 4,807 shares on October 1, 2023 and (iii) 9,615 shares on October 1, 2024.

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

Christopher Furman

We entered into the Furman Agreement effective July 6, 2022. Pursuant to the Furman Agreement, Mr. Furman is entitled to a base salary of $400,000 per year. He will also be eligible to receive an annual bonus based on his performance as evaluated by our Board based on objective factors to be established by the parties, with the target for such bonus being established at 100% of his base salary but which bonus may exceed such target. In addition, as provided in the Furman Agreement, we have awarded Mr. Furman an option to purchase up to 192,307 shares of our common stock, of which 38,461 vested upon the date of grant and the remainder will vest in four equal annual installments over a four-year period beginning on the first-year anniversary of the date of grant so long as he remains employed by or otherwise continues providing services to our Company. The exercise price for each share of common stock underlying the option is $26.00 per share, the fair market value of the underlying shares of common stock on the date of grant.

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

Thomas Ohrt

We entered into the Ohrt CFO Letter effective January 22, 2024. Pursuant to the Ohrt CFO Letter, Mr. Ohrt is entitled to a base salary of $250,000 per year. He will also be eligible to receive an annual bonus based on his performance as evaluated by our Board based on objective factors to be established by the parties, with the target for such bonus being established at 50% of his base salary.

Under the terms of the Ohrt CFO Letter, Mr. Ohrt’s employment may be terminated at any time. If he is terminated with “Cause”, as defined in the Furman Agreement and summarized below, we would be obligated to pay him his accrued salary and accrued and unused vacation and reimbursable expenses and continue his benefits to the date of termination. If he is terminated for reasons unrelated to performance, we would be obligated to pay him one year’s base salary at the then-applicable rate.

Nathan Haas

Mr. Haas resigned as the Chief Financial Officer of the Company on January 18, 2024. Prior to the resignation we previously entered into the Haas Agreement on October 1, 2021 for a five (5) year term which expires October 1, 2026 and will automatically be extended for one (1) year terms thereafter, unless otherwise terminated or not renewed pursuant to the terms of the Haas Agreement.

Pursuant to the Haas Agreement, Mr. Haas is entitled to a base salary of $175,000 per year. The Haas Agreement also provides for an annual bonus pursuant to which Mr. Haas may receive the Haas Annual Bonus. In connection with the execution of the Haas Agreement, Mr. Haas was granted stock options to purchase up to 19,230 shares of the Company’s common stock at an exercise price of $13.00 per share (the “Haas Initial Options”). The Haas Initial Options vest ratably over five (5) years with the vesting period having commenced October 1, 2021. The Haas Initial Options shall be exercisable for a period of 10 years. The Haas Initial Options will vest immediately upon a Change of Control.

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

Finally, the Haas Agreement contains a non-compete arrangement pursuant to which Mr. Haas has agreed not to compete with us anywhere in the United States or any other geographic area in which we are actively engaged in business for a period of 12-months following termination of his employment for any reason.

Caroline Mosessian

We entered into the Mosessian Agreement, through her consulting firm, Innovative Strategies & Solutions, Inc., on October 1, 2021. The Mosessian Agreement terminates on October 1, 2024 (the “Termination Date”), unless earlier terminated.

The Mosessian Agreement provides for annual consulting fees of $249,996. In connection with the execution of the Mosessian Agreement, on October 1, 2021, Dr. Mosessian was granted stock options to purchase up to 38,461 shares of the Company’s common stock at an exercise price of $13.00 per share, of which 19,232 vested immediately, 4,807 vest on the first anniversary, 4,807 vest on the second anniversary, and 9,615 vest on the 3rd anniversary of the grant date. These options are exercisable for a period of ten years.

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

The Musick Agreement provides for an annual bonus pursuant to which Dr. Musick may receive the Musick Annual Bonus. In connection with the execution of the Musick Agreement, Dr. Musick was granted stock options to purchase up to 38,461 shares of the Company’s common stock at an exercise price of $13.00 per share (the “Musick Initial Options”). The Musick Initial Options vest ratably over five (5) years with the vesting period having commenced December 1, 2020. The Musick Initial Options shall be exercisable for a period of 10 years. The Musick Initial Options will vest immediately upon a Change of Control.

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

Finally, the Musick Agreement contains a non-compete arrangement pursuant to which Dr. Musick has agreed not to compete with us anywhere in the United States or any other geographic area in which we are actively engaged in business for a period of 12-months following termination of his employment for any reason.

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

The States Agreement provides for an initial annual salary of $125,000, which has been increased to $150,000 by verbal agreement. The States Agreement also provides Ms. States the opportunity to receive an annual bonus up to 50% of her base salary, as determined by the Company’s Chief Executive Officer, as well as a stretch bonus as determined by the Chief Executive Officer and the Company’s Board of Directors on account of extraordinary success in furtherance of the Company’s business objectives.

In connection with the execution of the States Agreement, Ms. States was granted stock options to purchase up to 38,461 shares of the Company’s common stock at an exercise price of $13.00 per share (the “States Initial Options”). The States Initial Options vest ratably over five (5) years with the vesting period having commenced December 8, 2020 and will vest immediately upon a Change of Control. The States Initial Options shall be exercisable for a period of 10 years.

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

Finally, the States Agreement contains a non-compete arrangement pursuant to which Ms. States has agreed not to compete with us anywhere in the United States or any other geographic area in which we are actively engaged in business for a period of 12-months following termination of his employment for any reason.

Jack Zamora

Dr. Zamora ceased serving as the Chief Executive Officer of the Company on May 4, 2022. Prior to the termination of Dr. Zamora’s employment without cause, we previously entered into the Zamora Agreement on December 1, 2020 for a five (5) year term which was to expire on December 1, 2025 (the “Initial Term”).

Under the Zamora Agreement, Dr. Zamora was paid an annual base salary based on two components: (i) quarterly Gross Revenues multiplied by five (5%) percent plus (ii) the quarterly average daily amount of cash on hand multiplied by five (5%) percent, subject to a $500,000 annual cap. “Gross Revenues” is defined to mean all revenue of any kind which accrues or is owed to the Company during each fiscal year and is derived from any source. The Zamora Agreement also provided for the Zamora Annual Bonus. In connection with the execution of the Zamora Agreement, Dr. Zamora was granted stock options to purchase up to 192,307 shares of the Company’s common stock at an exercise price of $13.00 per share (the “Zamora Initial Options”). As mentioned above, only 38,461 of these options vested prior to the time that Dr. Zamora was removed as the Chief Executive Officer. Dr. Zamora was also entitled to receive a one-time bonus (the “Transaction Bonus”) if the Company consummated any of the following (each a “Transaction”):

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

After the end of fiscal year 2022, in connection with the termination of Dr. Zamora’s employment, we entered into a mutual release and settlement agreement (the “Settlement Agreement”) with Dr. Zamora on November 20, 2022 (the “Settlement Effective Date”). Pursuant to the Settlement Agreement, the parties confirmed that Dr. Zamora’s termination was “without cause” and Dr. Zamora resigned as a director of the Company, effective on the Settlement Effective Date. As part of the Settlement Agreement, Dr. Zamora acknowledged that he had been paid all amounts owed to him by us under the Zamora Agreement and that his unvested options would be terminated.

Potential Payments and Benefits upon Termination or Change in Control

The Employment Agreements with each of Messrs. Furman and Haas and Dr. Mosessian provide for severance benefits as described above under “— Executive Compensation Arrangements.”

Director Compensation

Directors who also serves as employees of the Company do not receive additional compensation for their service as a director of the Company. The following table contains information concerning the compensation of our non-employee directors in Fiscal 2023:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Packs	15,000	(1)	—	—	—	15,000

(1) Mr. Packs earned $15,000 in fees for his services during fiscal year 2023, although such amounts will not be paid until 2024.

Equity Incentive Plans

The following summarizes the material terms of the 2022 Plan, which is the long-term incentive compensation plan in which our directors and named executive officers are currently eligible to participate.

2022 Plan

Our Board adopted the 2022 Plan on February 7, 2022 and it was subsequently approved by a majority of our Common Stockholders on June 29, 2022. The 2022 Plan was amended by our Board in July 2022 to increase the number of shares reserved for issuance under the Plan from 153,846 shares to 346,154 shares of common stock (the “2022 Plan Amendment”). Pursuant to the terms of the 2022 Plan, stockholder approval of the 2022 Plan Amendment was not required. The principal purpose of the 2022 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The material terms of the 2022 Plan, as amended by the 2022 Plan Amendment, are summarized below:

Number of Shares. 346,154 shares of common stock have been reserved for issuance under the 2022 Plan, of which 140,384 shares of common stock remain available for issuance.

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

Types of Awards. The compensation committee may grant the following types of awards under the 2022 Plan: stock options (including non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, stock awards, restricted stock units, performance shares, performance units, cash-based awards and substitute awards. A maximum of 153,846 incentive stock options may be issued under the Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of January 29, 2024 by:

●	each person whom we know to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options and warrants that are exercisable within 60 days of January 29, 2024. Shares issuable pursuant to stock options and warrants are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership on 4,430,545 shares of our common stock outstanding as of January 29, 2024.

Unless otherwise indicated, the address for each listed stockholder is: c/o Vitro Biopharma, Inc., 3200 Cherry Creek Drive South, Suite 410, Denver, Colorado 80209. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (#)		Percentage of Shares Beneficially Owned (%)
Named Executive Officer, Directors and Director Nominee:

Christopher Furman	1,391,442	(1)(2)	30.9
Thomas Ohrt	4,742	(3)	*
Jack Zamora	1,415,359	(4)	31.2
James Musick	1,265,103	(5)(6)	27.4
Caroline Mosessian	31,729	(7)	*
John Packs	—		—
Anthony Pearl	15,817	(8)	*
All current executive officers and directors as a group (5 persons)	2,677,632	(9)	55.8

All Other Greater than 5% Owners:
James R. Musick Trust(10)	874,169		19.7
John Evans	249,258	(11)	5.5

* Less than 1%.

(1) Includes 76,922 shares issuable upon exercise of options which are exercisable within 60 days of October 31, 2023.

(2) Includes 1,314,520 shares over which the reporting person shares voting power by virtue of a proxy granted by Jack Zamora pursuant to the Standstill Agreement until the expiration of the Standstill Term.

(3) Thomas Ohrt was appointed as Chief Financial Officer of the Company on January 22, 2024. Nathan Haas the Company’s prior Chief Financial Officer resigned on January 18, 2024. Mr. Ohrt’s shares include 4,742 shares issuable upon exercise of options, all of which are exercisable within 60 days of October 31, 2023.

(4) Includes 64,076 shares issuable upon exercise of options and 36,763 shares issuable upon exercise of outstanding warrants, all of which are exercisable within 60 days of October 31, 2023. Pursuant to the Standstill Agreement, the reporting person granted an irrevocable proxy to 1,314,520 of these shares to Christopher Furman under certain conditions and until the expiration of the Standstill Term. See the Schedule 13D filed by Mr. Furman with the SEC on December 2, 2022 for additional information.

(5) Includes 180,768 shares issuable upon exercise of options that are exercisable within 60 days of October 31, 2023. Also includes 113,707 shares owned by the reporting person’s spouse.

(6) Includes 874,169 shares held in The James R. Musick Trust, a grantor trust. Dr. James Musick has sole voting and investment control of the shares held in The James R. Musick Trust.

(7) Includes 31,729 issuable upon exercise of options that are exercisable within 60 days of October 31, 2023.

(8) Includes 8,125 shares of common stock and 7,692 shares issuable upon exercise of outstanding warrants, all of which are exercisable within 60 days of October 31, 2023, held in the Pearl Family Trust, of which Anthony Pearl serves as the trustee and has sole voting and investment control.

(9) Includes 39,998 shares issuable upon exercise of outstanding warrants and 308,649 shares underlying options, all of which are exercisable within 60 days of October 31, 2023.

(10) Dr. James Musick, a director and our Chief Science Officer, has sole voting and investment control of the shares held in The James R. Musick Trust.

(11) Includes (i) 48,490 shares held by the reporting person’s spouse, of which he disclaims beneficial ownership and (ii) 130,767 shares issuable upon exercise of options that are exercisable within 60 days of October 31, 2023.

Equity Compensation Plan Information

The following table sets forth information concerning equity compensation granted to various consultants and employees of the Company pursuant to individual compensation arrangements as of October 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,462	13.00	332,692
Equity compensation plans not approved by security holders	1,110,615	$8.32	—
Total	1,124,077	8.32	332,692

Information regarding the individual compensation arrangements pursuant to which outstanding options were granted to employees prior to October 31, 2023 is contained above under the section titled “Executive and Director Compensation.” In addition, the Company granted 6,730 options each to an employee and a consultant on March 1, 2022 as part compensation for their services to the Company.

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

Promissory Notes

On November 1, 2020, we issued promissory notes (the “Promissory Notes”) to our Chief Science Officer and Director, in the aggregate principal amount of (i) $1,221,958 which accrues interest at a rate of 4.0% per annum and (ii) $767,288 which accrues interest at a rate of 6.0% per annum. The Promissory Notes, which were issued to the CSO in exchange for accrued compensation and interest on such accrued compensation and mature on December 31, 2025; provided, however, if certain conditions precedent have not been satisfied, the Promissory Notes will be automatically extended to the date which is 60 days after the satisfaction of such conditions precedent. As of October 31, 2022, approximately $2.0 million in aggregate principal amount was outstanding under the Promissory Notes. From November 1, 2018 through October 31, 2023, we accrued $284,747 in interest payments under the Promissory Notes.

10% Senior Secured Convertible Notes

In October 2021, our former Chief Executive Officer converted his holdings of our 10% senior secured convertible notes , into shares of our Common Stock as follows:

Investor Name	Date of Issuance	Principal Amount	Accrued Interest	Maturity Date	Conversion Date	Share Received Upon Conversion
Jack Zamora	6/15/2018	$150,000		12/31/2021	10/10/2021	153,604
Jack Zamora	7/27/2018	$100,000		12/31/2021	10/10/2021	113,342
Jack Zamora	7/29/2019	$70,000		12/31/2021	10/10/2021	53,846

Series A Units

Between November 2020 and October 2021, we sold approximately 36.3 Series A Units for cash proceeds in the aggregate amount of approximately $1,815,000 million. Each Series A Unit consisted of (i) 2,000 shares of Series A Convertible Preferred Stock, (ii) a Class A Warrant, exercisable for up to three (3) years from the issuance date, to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share and (iii) a Class B Warrant, exercisable for up to five (5) years from the issuance date, to purchase up to 3,846 shares of our common stock at an exercise price of $26.00 per share. Our former CEO received approximately 1.73 Series A Units in October 2021 upon the conversion of advances payable to the former CEO in the amount of $86,464. Also, in October 2021, our Chief Financial Officer was issued four (4) Series A Units upon cancellation of a 5% Convertible Note (as defined below) in the aggregate principal amount of $0.2 million issued in August 2021 in connection with the Fitore Acquisition as described below.

Fitore Merger

Effective August 2021, we acquired Fitore (the “Fitore Acquisition”) for consideration consisting of six of our Series A Units, our convertible notes in the aggregate principal amount of $1,000,000 which accrue interest at a rate of 5% per annum (the “5% Convertible Notes”) and an aggregate of 153,846 shares of our common stock. Prior to, and up to the time of closing of, the acquisition, Dr. Zamora was our Chief Executive Officer, a member of our Board of Directors and the owner of less than 1% of our outstanding common stock and the owner of 30% of the outstanding stock of Fitore. Our Board of Directors was aware of the interest of Dr. Zamora in the transaction and he recused himself from any Board deliberations or votes with regard to the proposed acquisition in order to address the inherent conflicts of interest between our interests and those of Dr. Zamora. For a discussion of certain risks related to these inherent conflicts of interest, see “Risk Factors” herein.

Each Series A Unit issued in connection with the Fitore Acquisition consisted of (i) 2,000 shares of Series A Convertible Preferred Stock, (ii) a Class A Warrant, exercisable for up to three (3) years from the issuance date, to purchase 3,846 shares of our common stock at an exercise price of $13.00 per share and (iii) a Class B Warrant, exercisable for up to five (5) years from the issuance date, to purchase 3,846 shares of our common stock at an exercise price of $26.00 per share.

We issued 5% Convertible Notes in the aggregate principal amount of $1 million in connection with the Fitore Acquisition. The 5% Convertible Notes are convertible at the option of the holder at any time and are subject to mandatory conversion if (i) there exists a public market for the our common stock, (ii) the closing price of the common stock in the principal trading market has been $78.00 per share or higher for the preceding twenty (20) trading days, and the average daily trading volume during such 20 day period is at least 577 shares and (iii) either (A) there is an effective registration statement registering for resale the shares issuable upon conversion or (B) the shares issuable upon conversion are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 under the Securities Act.

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

Pursuant to the terms of the Agreement and Plan of Merger with Fitore (the “Fitore Merger Agreement”), we issued the following consideration to our former Chief Executive Officer, who was a stockholder of Fitore, and our Chief Financial Officer, who was a stockholder and Chief Financial Officer of Fitore:

Jack Zamora, Former Chief Executive Officer

Security	Number of Securities/Aggregate Principal Amount	Maturity Date	Conversion/Cancellation Date
Common Stock	46,154	N/A	N/A
Preferred Stock Units	1.8	N/A	N/A
5% Convertible Note	$300,000	7/31/2024	04/15/2022

Dr. Zamora’s note was converted on April 15, 2022 into 46,154 shares of Common Stock, which included the conversion of accrued interest of $10,561.

Nathan Haas, Former Chief Financial Officer

Security	Number of Securities/Aggregate Principal Amount	Maturity Date	Conversion/Cancellation Date
Common Stock	30,769	N/A	N/A
Preferred Stock Units	1.2	N/A	N/A
5% Convertible Promissory Note	$200,000	7/31/2024	10/22/21

We canceled Mr. Haas’s note in October 2021 and he received four (4) Series A Units in connection with such cancellation. Each Series A Unit consisted of (i) 2,000 shares of Series A Convertible Preferred Stock, (ii) a Class A Warrant, exercisable for up to three (3) years from the issuance date, to purchase up to 3,846 shares of our common stock at an exercise price of $13.00 per share and (iii) a Class B Warrant, exercisable for up to five (5) years from the issuance date, to purchase up to 3,846 shares of our common stock at an exercise price of $26.00 per share.

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

Tanner Haas, Immediate Family Member of our Former Chief Financial Officer

Tanner Haas, who is Nathan Haas’s brother, was a stockholder and Chief Executive Officer of Fitore, received the following consideration pursuant to the Fitore Merger Agreement:

Security	Number of Securities/Aggregate Principal Amount	Maturity Date
Common Stock	73,846	N/A
Preferred Stock Units	2.9	N/A
5% Convertible Promissory Note	$480,000	7/31/2024

The consideration issued to the related parties was on the same terms and conditions as the non-affiliated parties.

InfiniVive MD Acquisition

Effective August 2021, we also acquired InfiniVive MD, a company solely owned by Dr. Zamora. Pursuant to the Agreement and Plan of Exchange (the “Exchange Agreement”) governing our acquisition of InfiniVive MD, Dr. Zamora exchanged 100% of his membership units in InfiniVive MD for 884,615 shares of our common stock. As with the merger with Fitore, our Board of Directors was aware of his interest in the transaction and Dr. Zamora recused himself from any Board deliberations related to the acquisition of InfiniVive MD in order to address the inherent conflict which existed in him owning that entity and serving as our Chief Executive Officer, a member of our Board of Directors and a stockholder of our company. Including the common stock that was issued in connection with the merger of Fitore, Dr. Zamora owned 3.4% of the voting power of our common stock before the acquisition. For a discussion of certain risks related to these inherent conflicts of interest, see “Item 1A. Risk Factors” herein.

Pursuant to the terms of the Exchange Agreement, we also have certain customary indemnification obligations to Dr. Zamora in the event of any losses or damages arising out of certain breaches under the Exchange Agreement.

Other Transactions with Former Chief Executive Officer

Set forth below are additional transactions that we have entered into with Dr. Jack Zamora, our former Chief Executive Officer and former director. As of January 29, 2024, Dr. Zamora beneficially owned approximately 31% of our voting stock.

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

Revenues

Dr. Zamora is also a significant customer of ours in his capacity as a practicing physician. For the years ended October 31, 2023 and 2022, Dr. Zamora accounted for $36,000 and $30,500 in product sales, respectively.

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

Director Independence

Our Board of Directors currently consists of four members. Our Board of Directors has determined that only Mr. Packs qualifies as an independent director. Mr. Furman and Drs. Musick and Mosessian are not considered independent by virtue of their positions as executive officers of the Company. Dr. Zamora, who served as a director throughout fiscal year 2022 and until his resignation on November 20, 2022, was not considered independent as a result of his prior employment with the Company. Under the NYSE American’s listing standards, the definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by the NYSE American’s listing standards, our Board of Directors has made a subjective determination as to each independent director that no relationships exists that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board appointed MaloneBailey LLP (“MaloneBailey”) as our independent registered public accounting firm for the fiscal year ended October 31, 2023, as well as for our fiscal year ending October 31, 2022.

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

During the year ended October 31, 2023, the Board of Directors approved, in advance, all audit and non-audit services to be provided by MaloneBailey. The Board of Directors has determined that the non-audit services rendered by MaloneBailey during fiscal years 2023 and 2022 were compatible with maintaining the independence of the independent registered public accounting firm.

Independent Registered Certified Public Accounting Firm Fees and Services

The following table sets forth a summary of the fees billed by MaloneBailey for professional services rendered for the fiscal years ended October 31, 2023 and 2022:

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees(1)	$142,000	$126,000
Audit-Related Fees(2)	97,000	37,500
Tax Fees	—	—
All Other Fees(3)	—	—
Total Fees	$239,000	$163,500

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

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Exchange, dated August 1, 2021, by and among InfiniVive MD, LLC, Jack Zamora, its Sole Member, and the Registrant (Incorporated by reference to Exhibit 2.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
2.2	Agreement and Plan of Merger, dated August 1, 2021, by and among Fitore, Inc., the Registrant, Vitro Acquisition Corp. No. 1 and the Fitore Stockholders named therein (Incorporated by reference to Exhibit 2.2 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
3.1	Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
3.3	Amendment to the Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.2	Form of Stock Purchase Warrant A (Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.3	Form of Stock Purchase Warrant B (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
4.4*	Form of Warrant to Purchase Stock
4.5*	Description of Capital Stock
10.1#	2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.2#	Amendment to the 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.3#	Form of Incentive Stock Option Grant Notice and Stock Option Agreement under the 2022 Incentive Award Plan (Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)

10.4#	Form of Non-Statutory Stock Option Grant Notice and Stock Option Agreement under the 2022 Incentive Award Plan (Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.5#	Non-Statutory Stock Option Agreement, dated May 1, 2018, by and between the Registrant and James Musick (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.6#	Non-Statutory Stock Option Agreement, dated May 1, 2018, by and between the Registrant and John R. Evans (Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.7#	Non-Statutory Stock Option Agreement, dated November 30, 2020, by and between the Registrant and John R. Evans (Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.8#	Non-Statutory Stock Option Agreement, dated November 30, 2020, by and between the Registrant and James R. Musick (Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.9#	Non-Statutory Stock Option Agreement, dated December 1, 2020, by and between the Registrant and Jack Zamora (Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.10#	Non-Statutory Stock Option Agreement, dated April 9, 2020, by and between the Registrant and Jack Zamora (Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.11#	Non-Statutory Stock Option Agreement, dated August 1, 2021, by and between the Registrant and Nathan Haas (Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.12#	Non-Statutory Stock Option Agreement, dated October 1, 2021, by and between the Registrant and Caroline Mosessian (Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.13#	Non-Statutory Stock Option Agreement, dated October 1, 2021, by and between the Registrant and John R. Evans (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.14#	Non-Statutory Stock Option Agreement, dated October 1, 2021, by and between the Registrant and Nathan Haas (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.15#	Non-Statutory Stock Option Agreement, dated February 1, 2021, by and between the Registrant and Caroline Mosessian (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.16#	Executive Employment Agreement, dated December 1, 2020, by and between the Registrant and James R. Musick (Incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.17#	Executive Employment Agreement, dated December 1, 2020, by and between the Registrant and Jack Zamora (Incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.18#	Executive Employment Agreement, dated October 1, 2021, by and between Nathan Haas and the Registrant (Incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.19#	Consultant Agreement, dated October 1, 2021, by and between the Registrant and Innovative Strategies & Solutions, Inc. (Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.20#	Executive Employment Agreement, dated December 2, 2020, by and between the Registrant and Keith Burge (Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.21#	Addendum to Employment Agreement (Separation Agreement), dated February 19, 2021, by and between the Registrant and Keith Burge (Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)

10.22#	Executive Employment Agreement, effective July 6, 2022, by and between the Registrant and Christopher Furman (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.23#	Executive Employment Agreement, dated November 30, 2020, by and between the Registrant and John Evans (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.24	Lease Agreement, dated July 1, 2020, by and between Kokopelli Properties, LLC and the Registrant (Incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.25	Subscription Agreement and 4% Unsecured Promissory Note Due December 31, 2025, dated November 1, 2020, by and between the Registrant and James Musick (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.26	Subscription Agreement and 6% Unsecured Promissory Note Due December 31, 2025, dated November 1, 2020, by and between the Registrant and James Musick (Incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.27†	Joint Operating Agreement, dated August 6, 2021, by and among European Wellness Biomedical Group, Bio Peptides LLC and the Registrant (Incorporated by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.28	Amendment, dated April 28, 2022, to Joint Operating Agreement, dated August 6, 2021, by and among European Wellness Biomedical Group, Bio Peptides LLC and the Registrant (Incorporated by reference to Exhibit 10.32 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.29	Note Purchase Agreement, dated May 31, 2022, by and between the Registrant and Bruce Peterson (Incorporated by reference to Exhibit 10.34 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.30	Convertible Promissory Note, dated May 31, 2022, issued by the Registrant to Bruce Peterson (Incorporated by reference to Exhibit 10.35 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.31	Note Purchase Agreement, dated May 31, 2022, by and between the Registrant and Kevin Melling (Incorporated by reference to Exhibit 10.36 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.32	Convertible Promissory Note, dated May 31, 2022, issued by the Registrant to Kevin Melling (Incorporated by reference to Exhibit 10.37 to the Company’s registration statement on Form S-1 filed with the SEC on September 9, 2022)
10.33#*	Mutual Release and Settlement Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora
10.34*	Standstill Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora
10.35*†	Supply Agreement, dated November 20, 2022, by and between the Registrant and Jack Zamora
10.36*†	Memorandum of Understanding, dated November 20, 2022, by and between the Registrant and Jack Zamora
10.37*	Form of 8% Convertible Promissory Note
10.38*	Form of Convertible Note and Warrant Purchase Agreement
21.1*	List of subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Annual Report on Form 10-K
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
*	Filed or furnished herewith
+	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2024.

VITRO BIOPHARMA, INC.

By:	/s/ Christopher Furman
Name:	Christopher Furman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Furman	Chief Executive Officer (Principal	January 29, 2024
Christopher Furman	Executive Officer), Director

/s/ Thomas Ohrt	Chief Financial Officer (Principal	January 29, 2024
Thomas Ohrt	Financial Officer and Principal Accounting Officer)

/s/ James R. Musick	Chief Science Officer, Director	January 29, 2024
James R. Musick

/s/ Caroline Mosessian	Chief Regulatory Officer, Director	January 29, 2024
Caroline Mosessian

/s/ John Packs	Chair of the Board	January 29, 2024
John Packs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vitro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitro Biopharma and its subsidiaries (collectively, the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2020.

Houston, Texas

January 29, 2024

Vitro BioPharma, Inc.

Consolidated Balance Sheets

	October 31, 2023	October 31, 2022

ASSETS

Cash	$101,754	$741,538
Accounts Receivable, Net	119,671	73,537
Inventory	170,752	280,138
Prepaid Expense	130,851	140,759
Prepaid project costs	-	217,747
Deferred Offering Costs	2,656,326	1,482,422

Total Current Assets	3,179,354	2,936,141

Goodwill	3,608,949	3,608,949
Intangible Assets, Net	667,813	1,377,401
Property and Equipment, Net	320,414	351,940
Patents	82,325	8,390
Right of Use Asset – Operating Lease	476,241	277,381
Other Assets	8,438	13,860

Total Assets	$8,343,534	$8,574,062

LIABILITIES

Accounts Payable	$2,288,697	$604,606
Deferred Revenue, Net	525,387	650,000
Accrued Liabilities	1,310,240	939,523
Accrued Liabilities – Related Party	-	232,512
2021 Series Convertible Notes Payable – Related Party	480,000	-
Accrued Interest Payable – Related Party	53,804	-
Current Maturities of Capital Lease Obligations	61,832	62,979
Current Maturities of Operating Lease Obligations	130,150	50,055

Total Current Liabilities	4,850,110	2,539,675

Capital Lease Obligations, Net of Current Portion	17,123	78,955
Operating Lease Obligation, Net of Current Portion	346,091	227,326
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2021 Series Convertible Notes Payable – Related Party	-	480,000
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	340,715	-
2023 Series B Convertible Notes Payable – Stock Settled, Net	421,018	-
Derivative/Warrant Liability	893,263	-
Long Term Accrued Interest Payable	92,311	3,205
Long Term Accrued Interest Payable – Related Party	284,747	219,815

Total Long-Term Liabilities	4,584,514	3,198,547

Total Liabilities	9,434,624	5,738,222

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,430,535 and 4,430,535 Outstanding, respectively	4,430	4,430
Additional Paid in Capital	27,064,613	25,634,826
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(28,076,133)	(22,719,416)

Total Stockholders’ (Deficit) Equity	(1,091,090)	2,835,840

Total Liabilities and Stockholders’ (Deficit) Equity	$8,343,534	$8,574,062

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

	Year Ended October 31, 2023	Year Ended October 31, 2022

Product Sales	$1,702,451	$2,662,793
Product Sales, Related Parties	36,000	30,500
Consulting Revenue	25,000	600,000
Total Revenue	1,763,451	3,293,293
Less Cost of Goods Sold	(298,051)	(586,884)
Gross Profit	1,465,400	2,706,409

Operating Costs and Expenses:
Selling, General and Administrative	6,062,758	7,602,945
Research and Development	206,406	155,630
Impairment Expense	577,852	914,091

Loss From Operations	(5,381,616)	(5,966,257)

Other Expense:
Interest Expense	(270,182)	(198,450)
Other Project Income, Net	191,746	-
Loss on Conversion of Senior Secured Note Payable	-	(695,342)
Unrealized Gain on Series 2023 Derivative/Warrant Liability	103,335	-

Net Loss	(5,356,717)	(6,860,049)

Deemed Dividend on Series A Convertible Preferred Stock	-	(793,175)
Cumulative Series A Convertible Preferred Stock Dividend Requirement	-	(111,333)

Net Loss Available to Common Stockholders	$(5,356,717)	$(7,764,557)

Net Loss per Common Share, Basic and Diluted	$(1.21)	$(1.87)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,430,535	4,144,122

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Years Ended October 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at October 31, 2021	136,059	$136	3,705,543	$3,705	$19,394,052	$(84,000)	$(15,859,367)	$3,454,526

Stock issued in connection with note conversion	-	-	155,529	156	4,043,610	-	-	4,043,766
Stock issued in connection with preferred stock conversions	(136,059)	(136)	569,463	569	(433)	-	-	-
Beneficial conversion feature on convertible preferred stock	-	-	-	-	793,175	-	-	793,175
Deemed dividend on convertible preferred stock	-	-	-	-	(793,175)	-	-	(793,175)

Stock based compensation	-	-	-	-	2,197,597	-	-	2,197,597
Net loss	-	-	-	-	-	-	(6,860,049)	(6,860,049)

Balance at October 31, 2022	-	$-	4,430,535	$4,430	$25,634,826	$(84,000)	$(22,719,416)	$2,835,840

Stock based compensation	-	-	-	-	1,292,270	-	-	1,292,270
Forgiven Accrued Payables – Related Party	-	-	-	-	137,953	-	-	137,953
Payment for fractional warrants - recapitalization	-	-	-	-	(436)	-	-	(436)
Net Loss	-	-	-	-	-	-	(5,356,717)	(5,356,717)

Balance at October 31, 2023	-	$-	4,430,535	$4,430	$27,064,613	$(84,000)	$(28,076,133)	$(1,091,090)

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

	Year Ended October 31, 2023	Year Ended October 31, 2022

Operating Activities

Net Loss	$(5,356,717)	$(6,860,049)
Adjustment to Reconcile Net Loss:
Other Project Income, Net	(191,746)	-
Unrealized Gain on Series 2023 Derivative/Warrant Liability	(103,335)	-
Loss on Conversion of Senior Secured Note Payable	-	695,342
Depreciation Expense	153,023	163,799
Amortization Expense	131,736	131,735
Bad Debt Expense	-	10,440
Impairment Expense	577,852	914,091
Amortization of Operating Lease – ROU Asset	72,536	55,616
Accretion of Debt Discount	40,730	-
Stock Based Compensation	1,292,270	2,197,597
Changes in Assets and Liabilities
Accounts Receivable	(46,134)	43,505
Inventory	109,386	(162,133)
Prepaid Expenses	9,908	(126,781)
Prepaid project costs	159,493	(217,747)
Accounts Payable	640,325	237,068
Deferred Revenue, Net	125,387	150,000
Operating Lease Obligation	(72,536)	(55,616)
Accrued Liabilities	370,718	417,341
Accrued Liabilities – Related Party	(94,995)	60,365
Accrued Interest	89,106	2,582
Accrued Interest – Related Parties	118,736	136,165
Other Assets	5,422	(9,940)

Net Cash Used in Operating Activities	(1,968,835)	(2,216,620)

Investing Activities

Acquisition of Property and Equipment	(121,497)	(310,113)
Patent Costs	(73,935)	-

Net Cash Used in Investing Activities	(195,432)	(310,113)

Financing Activities

Deferred Offering Costs	(130,138)	(1,174,418)
Issuance of 2022 Series Convertible Notes Payable	-	200,000
Issuance of 2023 Series Convertible Notes Payable - Stock Settled	405,000	-
Issuance of 2023 Series B Convertible Notes Payable – Stock Settled	1,312,600	-
Capital Lease Principal Payments	(62,979)	(75,698)
Payments on Revolving Line of Credit	-	(58,596)

Net Cash Provided by (Used in) Financing Activities	1,524,483	(1,108,712)

Total Cash Used During the Period	(639,784)	(3,635,445)
Beginning Cash Balance	741,538	4,376,983

Ending Cash Balance	$101,754	$741,538

Cash Paid for Interest	$21,610	$59,702
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Premium on issuance of 2023 Series Notes Payable - Stock Settled	$135,000	$-
Derivative/Warrant Liability on 2023 Series Notes Payable	$73,213	$-
Discount on Derivative/Warrant Liability on 2023 Series Notes Payable	$208,213	$-
Forgiveness of Accrued Liabilities – Related Party	$137,953	$-
Premium on issuance of 2023 Series B Notes Payable – Stock Settled	$437,533	$-
Derivative/Warrant Liability on 2023 Series B Notes Payable	$923,384	$-
Discount on Derivative/Warrant Liability on 2023 Series B Notes Payable	$1,360,918	$-
Recognition of New Capital Leases	$-	$90,444
Beneficial Conversion Feature and Deemed Dividend on Convertible Preferred Stock	$-	$793,175
Deferred Offering Costs Recorded as Accounts Payable	$1,043,766	$308,004
Right of Use Asset and Operating Lease Obligation Recognized under ASC Topic 842	$271,396	$-
Common Stock Issued for Conversion of Senior Secured Note Payable	$-	$3,712,500
Common Stock Issued for Conversion of Related Party Note Payable	$-	$331,266

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

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

Concentrations

During the years ended October 31, 2023 and 2022, 2% and 1% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 30% stockholder. During the year ended October 31, 2023, 43% and 15% of the Company’s total revenue was attributable to product sales to two customers. Also, during the year ended October 31, 2022, three customers accounted for 17%, 15% and 14% of the Company’s revenues. Other than the revenues derived through sales the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the years ended October 31, 2023 or 2022. In addition to the product revenue concentrations noted above, the Company recognized $25,000 in consulting revenue from a single client during the year ended October 31, 2023. This amount was 1% of the total revenue recognized for the period. The Company also recognized $600,000 in consulting revenue from a single client during the year ended October 31, 2022. This amount was 18% of the total revenue recognized for the period.

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

The Company recognizes revenue when performance obligations with the customer are satisfied. Product sales occur once control is transferred upon shipment to the customer at the time of the sale. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services. The Company’s revenue is primarily derived from the sources listed below:

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Year Ended October 31, 2023	Year Ended October 31, 2022
Revenues:
Research and development products	$574,293	$1,072,312
AlloRx Stem Cells to Foreign Third-Party Clinics	893,474	1,174,456
Consulting revenue	25,000	600,000
InfiniVive products	204,414	236,788
Fitore products	66,270	209,737

Total	$1,763,451	$3,293,293

Deferred Revenue

The Company has recorded deferred revenue in connection with a Joint Operating Agreement (as subsequently amended, the “JOA”) executed between the Company and European Wellness/BIO PEP USA (“BIO PEP”). Pursuant to this JOA, which expired in accordance with its terms on July 31, 2023 and has not been to be renewed, the Company was obligated to use its best efforts to identify, develop and deliver various potential active pharmaceutical ingredients and to oversee the development of a recombinant cell line by a third-party service provider. The Company was also engaged to establish a Quality Management System to be utilized by BIO PEP in their pursuit of FDA authorizations. Prior to its expiration, our work under the JOA had been suspended since April 2023 pending discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the agreement.

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2023, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement.

The table below summarizes Deferred Revenues as of October 31, 2023:

	October 31, 2022	Other Project Income Recognized	Net Revenue Deferred	October 31, 2023
Deferred Revenue	$650,000	$(191,746)	$67,133	$525,387
Total	$650,000	$(191,746)	$67,133	$525,387

The table below summarizes Deferred Revenues as of October 31, 2022:

	October 31, 2021	Revenue Recognized	Revenue Deferred	October 31, 2022
Deferred Revenue	$500,000	$(500,000)	$650,000	$650,000
Total	$500,000	$(500,000)	$650,000	$650,000

During the years ended October 31, 2023 and 2022, the Company recognized as revenue $0 and $500,000 in previously deferred revenue, respectively and $0 and $78,257 in expenses related to the JOA, respectively. The expenses are included in the Selling, general and administrative line on the accompanying consolidated statements of operations.

As of October 31, 2023, upon the expiration of the European Wellness Agreement, the Company recognized $250,000 as other project income that was deemed as non-refundable by the amendment and offset by $58,254 in project related expenses. In accordance with ASC 606, the Company determined that it did not satisfy the performance obligations at a point in time (ASC paragraph 606-10-25-30) and did not recognize the aforementioned amount as revenue.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of October 31, 2023 and 2022, total accounts receivable amounted to $119,671 and $73,537, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of October 31, 2023 and 2022, the allowance for doubtful accounts was $975 and $2,500, respectively.

As of October 31, 2023, two customers accounted for 39% and 35% of accounts receivable. As of October 31, 2022, 28% and 10%, of the Company’s accounts receivable were attributable to sales to two customers. No other customer comprised more than 10% of the accounts receivable balance as of October 31, 2023 or 2022.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended October 31, 2023 and 2022, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	October 31, 2023	October 31, 2022

Stock options outstanding	1,112,923	1,124,076
Shares to be issued in connection with exercise of warrants	444,454	523,302
2021 Series Convertible Notes Payable - Related Party – common shares	18,462	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settlement	13,102	-
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	-
2023 Series B Convertible Notes Payable - Stock Settled	41,487	-
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	-
Total	1,681,077	1,673,532

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	October 31, 2023	October 31, 2022

Raw materials	$18,856	$112,023
Finished goods	151,896	168,115
Total inventory	$170,752	$280,138

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the years ended October 31, 2023 and 2022, the Company did not record any impairment expense.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of October 31, 2023 and 2022 were $82,325 and $8,390 respectively.

Leases

In May 2023, the Company executed a new office lease for its executive offices, with the lease starting July 1, 2023. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $72,536 and $55,616 for the years ended October 31, 2023 and 2022, respectively.

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

Recent Accounting Standards

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The Company is evaluating the impact the adoption will have on the financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $5.4 million for the year ended October 31, 2023. The Company had a working capital deficit of approximately $1.7 million as of October 31, 2023. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

The financial assets and liabilities are classified in the Consolidated Balance Sheets based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

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

As of October 31, 2023, the estimated fair values of the Company’s financial liabilities are presented in the following table:

October 31, 2023
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$63,969
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	829,294
Total	$893,263

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Year Ended October 31, 2023	Year Ended October 31, 2022
Beginning Balance	$-	$-
Additions	996,598	-
Total (gains) or losses (realized/unrealized)	(103,335)	-
Included in operations	-	-
Ending Balance	$893,263	$-

During the year ended October 31, 2023, the unrealized gain on the Derivative Warrant Liability was $103,335. There were no comparable amounts recorded in the prior periods.

The fair value of the warrants granted in connection with the two, tranches of 2023 Series Convertible Notes Payable-Stock Settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31, 2023	October 31, 2022
Risk-free interest rate	3.60%-3.93%	-
Dividend yield	0.00	-
Volatility factor	161.52%-200.29%	-
Weighted average expected life	2.5	-

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	October 31, 2023	October 31, 2022

Leasehold improvements	$12,840	$12,840
Property and equipment	1,046,925	925,427
Total cost	1,059,765	938,267
Less accumulated depreciation	(739,351)	(586,327)
Net property and equipment	$320,414	$351,940

Depreciation expense for the years ended October 31, 2023 and 2022 was $153,023 and $163,799, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2023:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	12.75 years	$693,330	$(391,214)	$302,116
Patents, know-how and unpatented technology	12.75 years	710,060	(356,648)	353,412
Customer relationships	0.75 years	114,536	(102,251)	12,285
Total		1,517,926	(850,113)	667,813

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2022:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	13.75 years	$693,330	$(46,222)	$647,108
Patents, know-how and unpatented technology	13.75 years	710,060	(47,337)	662,723
Customer relationships	1.75 years	114,536	(46,966)	67,570
Total		1,517,926	(140,525)	1,377,401

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2024	$63,697
2025	51,416
2026	51,416
2027	51,416
2028	51,416
Total	$269,361

During the years ended October 31, 2023 and 2022, the Company recorded amortization expense of $131,736 and $131,735, respectively. The Company also recognized $243,795 of impairment expense related to its Fitore subsidiary and $334,057 of impairment expense related to its InfiniVive subsidiary during the year ended October 31, 2023.

NOTE 6 – LEASE OBLIGATIONS

The Company accounts for its leases in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right of use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities.

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

In May 2023, the Company executed a new office lease for 2,978 square feet, starting July 1, 2023 for its executive offices. The lease term runs through the end of December 2026. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $72,536 and $55,616 for the years ended October 31, 2023 and 2022, respectively.

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	October 31, 2023	October 31, 2022
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$476,241	$277,381
Finance	Property and equipment, net	33,294	74,324
Total Lease Assets		$509,535	$351,705

Liabilities
Current:
Operating	Operating lease liabilities	$130,150	$50,055
Finance	Finance lease liabilities	61,832	62,979
Noncurrent:
Operating	Operating lease liabilities	346,091	227,326
Finance	Finance lease liabilities	17,123	78,955
Total Lease Liabilities		$555,196	$419,315

The following table shows the classification and location and the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Years Ended October 31,
	Location	2023	2022
Operating lease expense	General and administrative expense	$203,274	$145,710
Finance lease expense:
Interest on lease liability	Interest expense	9,795	13,530
Total Lease expense		$213,069	$159,240

Minimum contractual obligations for the Company’s leases (undiscounted) as of October 31, 2023 were as follows:

	Operating	Finance
Fiscal year 2024	$161,044	$65,387
Fiscal year 2025	163,902	12,803
Fiscal year 2026	166,760	5,150
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Thereafter	112,890	-
Total Lease Payments	$756,939	$83,340
Less Imputed interest	(280,698)	(4,385)
Total lease liability	$476,241	$78,955

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	October 31, 2023		October 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.9	1.41	7.6	2.3
Weighted-average discount rate (1)	10.00%	7.49%	10.00%	7.61%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Years Ended October 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$133,598	$145,710
Cash payments for finance leases	$71,566	$75,678

The Company recorded amortization of the operating lease right-of-use asset of $72,536 and $55,616 for the years ended October 31, 2023 and 2022, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of October 31, 2023 and October 31, 2022:

	October 31, 2023	October 31, 2022

Short Term
2021 Series convertible notes – related party	$480,000	$-
Total Short-Term Debt	480,000	-
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2021 Series convertible notes – related party	-	480,000
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	-
Discount 2023 Series convertible notes	(64,285)	-
2023 Series B convertible notes – stock settled	1,312,600	-
Discount 2023 Series B convertible notes	(891,582)	-
Total Long-Term Debt	2,950,979	2,669,246
Total Debt	$3,430,979	$2,669,246

The table below presents the future maturities of outstanding debt obligations as of October 31, 2023:

Fiscal year 2024	$480,000
Fiscal year 2025	-
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Fiscal year 2028	1,717,600
Total	$4,386,846

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $46,037 and $46,038 for the years ended October 31, 2023 and 2022, respectively. Accrued interest on this note was $138,112 and $92,076 as of October 31, 2023 and 2022, respectively. This note is unsecured.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $48,879 and $48,878 for the years ended October 31, 2023, and 2022, respectively. Accrued interest on this note was $146,635 and $97,756 as of October 31, 2023 and 2022, respectively. This note is unsecured.

2021 Series Convertible Notes - Related Party

The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of October 31, 2023 and 2022, respectively. The note matures on July 31, 2024 and is unsecured. During the years ended October 31, 2023 and 2022, the Company recorded $23,821 and $31,276, respectively, in interest expense. As of October 31, 2023 and 2022, accrued, but unpaid, interest on these notes was $53,804 and $29,983, respectively.

Senior Secured Convertible Note Payable

The outstanding balance of the note was $0 and $0 as of October 31, 2023 and October 31, 2022, respectively. Accrued interest recorded as of October 31, 2023 and 2022, amounted to $0 and $0 respectively. Interest expense was $0 and $46,849 for the years ended October 31, 2023 and 2022, respectively.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible upon the closing of a Qualified Financing of at least $5,000,000, up the closing of a change in control. At the option of the holder of the notes or at maturity. During the years ended October 31, 2023 and 2022, the Company recorded $10,000 and $3,205 in interest expense on these notes, respectively. As of October 31, 2023 and 2022, the Company had accrued $13,205 and $3,205, respectively, in interest on these notes.

2023 Series Convertible Notes – Stock Settled

On January 6, 2023, the Company sold $405,000 of its 8%, unsecured 2023 Series Convertible Notes - Stock Settled (the “January 2023 Notes”) and common stock purchase warrants (“January 2023 Warrants”) to five investors.

On various dates during March and April 2023, the Company sold $787,600 of its 8%, unsecured 2023 Series B Convertible Notes - Stock Settled (the “March 2023 Notes”) and common stock purchase warrants (“March 2023 Warrants”) to six investors.

On various dates during June and July 2023, the Company sold $525,000 of its 8%, unsecured 2023 Series B Convertible Notes - Stock Settled (the “June 2023 Notes”) and common stock purchase warrants (“June 2023 Warrants”) to three investors.

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

The combination of the $135,000 premium associated with the conversion feature of the January 2023 Notes and the $208,213 discount associated with the January 2023 Warrants results in a net discount of $73,213 that is accreted over five years utilizing the effective interest method. The effective interest rate for the year ended October 31, 2023 is 13.0%. During the year ended October 31, 2023, the Company recorded accretion expense of $ $8,927, and a gain on the fair value of the warrant liability of $9,243, with no comparable amounts in the prior period.

The combination of the $262,533 premium associated with the conversion feature of the March 2023 Notes and the $831,108 discount associated with the March 2023 Warrants results in a net discount of $568,574 that is accreted over five years utilizing the effective interest method. The effective interest rate for the year ended October 31, 2023 is 44.6%. During the year ended October 31, 2023, the Company recorded accretion expense of $22,176, and a gain on the fair value of the warrant liability of $70,973, with no comparable amounts in the prior period.

The combination of the $175,000 premium associated with the conversion feature of the June 2023 Notes and the $529,810 discount associated with the June 2023 Warrants results in a net discount of $354,810 that is accreted over five years utilizing the effective interest method. The effective interest rate for the year ended October 31, 2023 is 39.5%. During the year ended October 31, 2023, the Company recorded accretion expense of $9,627 and a gain on the fair value of the warrant liability of $23,119 with no comparable amounts in the prior period.

During the year ended October 31, 2023 the Company recorded $26,240 in interest expense on the January 2023 Notes. During the year ended October 31, 2023, the Company recorded $37,314 in interest expense on the March 2023 Notes. During the year ended October 31, 2023, the Company recorded $15,551 in interest expense on the June 2023 Notes. As of October 31, 2023 and 2022, the Company had accrued $26,240 and $0, respectively, in interest on the January 2023 Notes. As of October 31, 2023 and 2022, the Company had accrued $37,314 and $0, respectively, in interest on the March 2023 Notes. As of October 31, 2023 and 2022, the Company had accrued $15,551 and $0, respectively, in interest on the June 2023 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of October 31, 2023 and 2022, 0 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding.

Activity for the year ended October 31, 2023

There were no sales or grants of preferred shares during the year ended October 31, 2023.

Activity for the year ended October 31, 2022

There were no sales of Series A Convertible Preferred Shares during the year ended October 31, 2022.

On March 31, 2022, the holders of all 136,059 shares of Series A Convertible Preferred Stock outstanding converted those shares into 569,463 shares of Common Stock of the Company at $6.50 per share. As of October 31, 2022, there were no Series A Convertible Preferred Shares outstanding.

In connection with the sale of the Series A Convertible Preferred Shares, the Company determined that there was an embedded conversion feature associated with the preferred shares. The total intrinsic value of the beneficial conversion feature was determined to be $930,577. For the years ended October 31, 2023 and 2022, $0 and $793,175, respectively, were recorded as deemed dividends.

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

Cumulative dividends earned as of October 31, 2023 and 2022 are set forth in the table below:

	Stockholders at Period End	Accumulated Dividends
Balance at October 31, 2021	35	$173,496
Issued	-	126,542
Converted	(35)	(300,038)
Balance at October 31, 2022	-	$-
Issued	-	-
Converted	-	-
Balance at October 31, 2023	-	$-

Common Stock

On June 23, 2023, the Board of Directors of the Company approved the Reverse Stock Split of the Company’s (a) authorized shares of Common Stock; and (b) issued and outstanding shares of Common Stock, which became effective on July 6, 2023.

As of October 31, 2023, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of October 31, 2023 and 2022, 4,430,535, and 4,430,535 shares were issued and outstanding, respectively.

There were no grants of common shares during the year ended October 31, 2023.

Activity for the year ended October 31, 2022

On February 22, 2022, the Company issued 142,788 Common Shares at $26.00, in connection with the conversion of the Senior Secured Convertible Note Payable in the amount of $3,000,000 along with accrued interest of $17,158. The Company recorded a loss of $695,342 in connection with the conversion of the note.

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

Stock-Based Compensation

There were no grants of stock purchase options during the year ended October 31, 2023.

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

Grants during the year ended October 31, 2022, were all considered to be non-qualified.

The fair value of the options granted during the periods presented, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31, 2023	October 31, 2022
Risk-free interest rate	-	1.67%-2.99%
Dividend yield	-	0.00
Volatility factor	-	195%-198%
Weighted average expected life	-	10

The table below presents option activity for the years ended October 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2021	1,085,769	$8.18	7.56	$1,395,000
Options exercised	-	-	-	-
Options granted	205,767	26.00	9.91	-
Options expired	-	-	-	-
Options forfeited	(167,460)	(13.00)	(8.9)	(2,247,140)
Balance at October 31, 2022	1,124,076	10.79	7.64	19,873,680
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	(11,153)	(6.05)	(7.78)	-
Balance at October 31, 2023	1,112,923	$10.84	6.64	$16,889,060

Stock based compensation expense related to options for the years ended October 31, 2023 and 2022 amounted to $1,292,270 and $2,197,597, respectively. As of October 31, 2023 and 2022, 831,333 and 734,666 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $3,506,561 and $5,072,280 as of October 31, 2023 and 2022, respectively.

Warrants

During the years ended October 31, 2023 and 2022 the Company did not issue any warrants.

A summary of the Company’s common stock underlying the outstanding warrants as of October 31, 2023 and 2022 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2021	523,300	$19.50	3.32
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	-	-	-
Outstanding at October 31, 2022	523,300	19.50	2.32
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(78,846)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2023	444,454	$20.56	1.65

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

Accounts Receivable and Revenues

Dr. Zamora was also a significant customer of the Company in his capacity as a practicing physician. (See Note 9 for more information regarding Dr. Zamora.) As of October 31, 2023 and 2022, Dr. Zamora owed the Company $0 and $0, respectively. During the years ended October 31, 2023 and 2022, Dr. Zamora accounted for $36,000 and $30,500 in product sales, respectively. These sales amounts were 2% and 1% of total sales, respectively, for the years ended October 31, 2023 and 2022.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of October 31, 2023 and 2022, the Company owes this entity $28,222 and $0, respectively, in past due rent. This amount is included in Accounts Payable on the balance sheet. The rental rates charged to the Company, $5,645 per month, are consistent with commercial rental rates in the area.

As of October 31, 2023 and 2022, the Company owed an entity controlled by Dr. Zamora $0 and $137,953, respectively, for goods and services paid for on behalf of the Company by the related entity. Amounts due to Dr. Zamora were relieved in November 2022 as part of the Settlement Agreement as described elsewhere herein.

As of October 31, 2023 and 2022, the Company owed the former CEO of Fitore $0 and $94,559 respectively, in severance pay and related taxes.

Convertible Notes, Debt Discount and Accrued Interest

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, mature on July 31, 2024 and are convertible, at the holder’s option, at $26.00 per common share. On October 22, 2021, the holder of $200,000 of the convertible notes converted the note and accrued but unpaid interest into four Series A Preferred Stock units. On April 15, 2022, the holders of $320,000 of the convertible notes converted the notes and accrued but unpaid interest into 12,741 shares of common stock. The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of October 31, 2023 and 2022, respectively. During the years ended October 31, 2023 and 2022, the Company recorded $23,821 and $31,276, respectively, in interest expense related to these notes. As of October 31, 2023 and 2022, accrued, but unpaid, interest on these notes was $53,804 and $29,983, respectively.

Lease with Spouse of Chief Science Officer

The spouse of our Chief Science Officer, through entities she controls, leases office and lab space to our company. The rent is $5,645 per month plus taxes, insurance and utilities. We believe that the rental rate charged to us under this lease are consistent with commercial rental rates in the area.

Consulting Agreement with 5% Stockholder

On December 1, 2021, we entered into a consulting agreement with John Evans (the “Consulting Agreement”), a greater than 5% stockholder and our former Chief Financial Officer, pursuant to which Mr. Evans provides advisory services to our Chief Executive and Chief Financial Officers. Under the Consulting Agreement, Mr. Evans is paid $200,000 per year for his services, increasing to $250,000 per year upon the Company receiving a financing of $10 million or more. The Consulting Agreement further provides that all prior options granted to Mr. Evans under his prior agreements with the Company, specifically those that were granted on May 1, 2018, November 30, 2020, October 1, 2021, shall survive and continue to vest according to their original terms.

The Consulting Agreement will terminate on December 1, 2025 (the “Agreement Termination Date”). If Mr. Evans is terminated by the Company for any reason prior to the Agreement Termination Date, or there occurs a Change in Control (as defined in the Consulting Agreement), Mr. Evans will be entitled to the continued payment of amounts due under the Consulting Agreement for the remaining term of the Consulting Agreement, as well as continued vesting of all outstanding options granted to Mr. Evans.

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

Significant components of the Company’s net deferred tax assets for federal and state income taxes at October 31, 2023 and 2022 consist of the following:

	Years Ended October 31,
	2023	2022

Net operating loss carryforward	$3,074,000	$2,163,000
Stock compensation	1,579,000	1,258,000
Basis of shares in subsidiary	442,000	445,000
Capitalized intangible costs	(116,000)	(253,000)
Accruals and reserves	69,000	94,000
Deferred tax assets	5,048,000	3,707,000
Valuation allowance	(5,048,000)	(3,707,000)

Effective income tax asset	$–	$–

As of October 31, 2023 and 2022, the Company has net operating loss carry forwards of approximately $12,102,000 and $8,465,000, respectively, available to reduce future taxable income, if any, for both Federal and Colorado state income tax purposes. The net operating loss carry forwards generated from tax years ending after December 31, 2017 will not expire. Net operating loss carry forwards generated from tax years ending before January 1, 2018 expire after 20 years. Valuation allowances have been reserved, where necessary. The net valuation allowance increased by $1,341,000 for the period ended October 31, 2023.

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

NOTE 12 – SUBSEQUENT EVENTS

On November 16, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold to the investor, in a private placement, (i) a senior secured convertible note (the “Note”) in the principal amount of $2,500,000, for a purchase price of $2,000,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “Warrants”).

Interest on the Note will accrue commencing on the earlier of the maturity date or upon an event of default, at the annual rate of 20%, due the first day of each calendar month following such date. The Note will mature at the earlier of (i) May 16, 2024 (six months from the issuance date) and (ii) the occurrence of a Liquidity Event (as defined in the Note), provided that the Company may extend the maturity date to August 16, 2024. The Note is secured by all of the Company’s assets pursuant to a security agreement between the Company and the investor. The Note will be convertible into common stock commencing on the maturity date, at a conversion price equal to the product of (x) the Liquidity Event Price (as defined in the Note) and (y) 0.70 (or 0.60 if the Company has extended the maturity date), provided however, that if no Liquidity Event has occurred by the maturity date then the conversion price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis. In addition, the Company will have the right to effect conversion of the Note if, at the time (a) a Liquidity Event has occurred and (b) the underlying shares are registered for resale.

The Warrants will be exercisable into the number the shares of common stock obtained by dividing 100% of the original principal amount of the Note by (ii) the Liquidity Event Price (as defined in the Note); provided, however, that if no Liquidity Event has occurred by the maturity date, then such percentage will be 150%. The Warrants will be exercisable for a period of five years and have an exercise price equal to the Liquidity Event Price provided however, that if no Liquidity Event has occurred by the maturity date then the exercise price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis.

In connection with the Purchase Agreement, the Company entered into a registration rights agreement with the investor (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement for the resale of the shares underlying the Note and the Warrants with the Securities and Exchange Commission within 30 days of execution of the Registration Rights Agreement and to have such registration statement declared effective by the maturity date of the Note.

On November 16, 2023, the Company entered into a consulting agreement (the “Consulting Agreement”) with Alchemy Advisory LLC (“Alchemy”), pursuant to which the Company engaged Alchemy as a strategy business consultant for a term of six months. Pursuant to the Consulting Agreement, the Company paid Alchemy a fee of $50,000 and agreed to pay Alchemy an additional fee of $50,000 upon the Company’s initial public offering or direct listing of the Company’s common stock. In addition to such cash fees, the Company agreed to issue to Alchemy, 20,000 shares of common stock; provided that in the event that the initial public offering or direct listing price per share is less than $15 then the number shares of common stock will equal $300,000 (valued based on the initial public offering or direct listing price).

In connection with the foregoing, the Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

On January 10, 2024, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $1,250,000, for a purchase price of $1,000,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated November 16, 2023 as described fully above.

The January 10, 2024 Note will mature at the earlier of (i) July 10, 2024 (six months from the issuance date) and (ii) the occurrence of a Liquidity Event as described fully above, provided that the Company may extend the maturity date to October 10, 2024. All additional terms in the January 10, 2024 Note and associated Warrants are the same as the November 16, 2023 Note and Warrants as described fully above.

