Form 10-Q
period 2024-01-31
Vitro Biopharma, Inc.
filed 2024-03-14
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

3200 Cherry Creek Drive South, Suite 410

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

As of March 14, 2024, there were outstanding 4,460,535 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended JANUARY 31, 2024

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31, 2024	October 31, 2023

ASSETS

Cash	$1,884,586	$101,754
Accounts Receivable, Net	111,239	119,671
Inventory	162,503	170,752
Prepaid Expense	133,613	130,851
Deferred Offering Costs	-	2,656,326

Total Current Assets	2,291,941	3,179,354

Goodwill	3,608,949	3,608,949
Intangible Assets, Net	650,865	667,813
Property and Equipment, Net	276,870	320,414
Patents	82,811	82,325
Right of Use Asset – Operating Lease	442,634	476,241
Other Assets	8,438	8,438

Total Assets	$7,362,508	$8,343,534

LIABILITIES

Accounts Payable	$2,207,050	$2,288,697
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	1,506,205	1,310,240
2021 Series Convertible Note Payable – Related Party	480,000	480,000
Accrued Interest Payable – Related Party	60,033	53,804
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	345,650
Derivative/Warrant Liability	2,693,090	-
Current Maturities of Capital Lease Obligations	49,537	61,832
Current Maturities of Operating Lease Obligations	127,426	130,150

Total Current Liabilities	7,994,378	4,850,110

Capital Lease Obligations, Net of Current Portion	12,897	17,123
Operating Lease Obligation, Net of Current Portion	315,208	346,091
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	343,684	340,715
2023 Series B Convertible Notes Payable – Stock Settled, Net	439,521	421,018
Derivative/Warrant Liability	455,229	893,263
Long Term Accrued Interest Payable	129,466	92,311
Long Term Accrued Interest Payable – Related Party	308,671	284,747

Total Long-Term Liabilities	4,193,922	4,584,514

Total Liabilities	12,188,300	9,434,624

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,460,535 and 4,430,535 Outstanding, respectively	4,460	4,430
Additional Paid in Capital	27,899,067	27,064,613
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(32,645,319)	(28,076,133)

Total Stockholders’ (Deficit)	(4,825,792)	(1,091,090)

Total Liabilities and Stockholders’ (Deficit)	$7,362,508	$8,343,534

The consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023

Product Sales	$421,960	$301,031
Product Sales, Related Parties	2,250	18,000
Consulting Revenue	-	25,000
Total Revenue	424,210	344,031
Less Cost of Goods Sold	(85,194)	(66,511)
Gross Profit	339,016	277,520

Operating Costs and Expenses:
Selling, General and Administrative	2,400,623	1,421,170
Research and Development	156,235	6,833
Write-off of Offering Costs	2,656,962	-

Loss From Operations	(4,874,804)	(1,150,483)

Other Expense:
Interest Expense	(171,629)	(39,693)
Unrealized Gain on Derivative/Warrant Liability	477,247	51

Net Loss Available to Common Stockholders	$(4,569,186)	$(1,190,125)

Net Loss per Common Share, Basic and Diluted	$(1.03)	$(0.27)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,455,318	4,430,535

The consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended January 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2022	-	$-	4,430,535	$4,430	$25,634,826	$(84,000)	$(22,719,416)	$2,835,840

Forgiven Accrued Payables – Related Party	-	-	-	-	137,953	-	-	137,953

Stock based compensation	-	-	-	-	122,562	-	-	122,562
Net loss	-	-	-	-	-	-	(1,190,125)	(1,190,125)

Balance at January 31, 2023	-	$-	4,430,535	$4,430	$25,895,341	$(84,000)	$(23,909,541)	$1,906,230

Balance at October 31, 2023	-	$-	4,430,535	$4,430	27,064,613	(84,000)	(28,076,133)	(1,091,090)

Stock Issued for Services	-	-	30,000	30	449,970	-	-	450,000
Stock Based Compensation	-	-	-	-	384,484	-	-	384,484
Net Loss	-	-	-	-	-	-	(4,569,186)	(4,569,186)

Balance at January 31, 2024	-	$-	4,460,535	$4,460	$27,899,067	$(84,000)	$(32,645,319)	$(4,825,792)

The consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023

Operating Activities

Net Loss	$(4,569,186)	$(1,190,125)
Adjustment to Reconcile Net Loss:
Unrealized Gain on Derivative/Warrant Liability	(477,247)	(51)
Depreciation Expense	43,544	38,363
Amortization Expense	16,948	32,934
Amortization of Operating Lease – ROU Asset	33,607	13,013
Accretion of Debt Discount	99,427	658
Stock Based Compensation	384,484	122,562
Common Stock Issued for Services	450,000	-
Write-off of Offering Costs	2,656,962	-
Changes in Assets and Liabilities
Accounts Receivable	8,432	8,909
Inventory	8,249	16,532
Prepaid Expenses	(2,762)	(10,863)
Prepaid project costs	-	(128,049)
Accounts Payable	(82,283)	193,374
Operating Lease Obligation	(33,607)	(13,013)
Accrued Liabilities	195,963	(26,639)
Accrued Liabilities – Related Party	-	(40,703)
Accrued Interest	37,155	3,267
Accrued Interest – Related Parties	30,153	29,973

Net Cash Used in Operating Activities	(1,200,161)	(949,858)

Investing Activities

Patent Costs	(486)	-

Net Cash Used in Investing Activities	(486)	-

Financing Activities

Issuance of 2024 Series Senior Secured Convertible Notes Payable – Stock Settled	3,000,000	-
Issuance of 2023 Series Convertible Notes Payable - Stock Settled	-	405,000
Capital Lease Principal Payments	(16,521)	(15,291)

Net Cash Provided by Financing Activities	2,983,479	389,709

Total Cash Provided (Used) During the Period	1,782,832	(560,149)
Beginning Cash Balance	101,754	741,538

Ending Cash Balance	$1,884,586	$181,389

Cash Paid for Interest	$4,894	$5,796
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Premium on issuance of 2024 Series Senior Secured Notes Payable - Stock Settled	$2,500,005	$-
Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$2,732,304	$-
Discount on Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$5,232,308	$-
Premium on issuance of 2023 Series Notes Payable	$-	$135,000
Derivative/Warrant Liability on 2023 Series Notes Payable	$-	$73,213
Discount on Derivative/Warrant Liability on 2023 Series Notes Payable	$-	$208,213
Forgiveness of Accrued Liabilities – Related Party	$-	$137,953
Deferred Offering Costs Recorded as Accounts Payable	$-	$63,828

The consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023 as filed with the SEC (“Form 10-K”). Unless otherwise noted in this Interim Report, there have been no material changes to the disclosures contained in the notes to the audited financial statements for the year ended October 31, 2023 contained in the Form 10-K.

The Consolidated Balance Sheet as of October 31, 2023, was derived from the audited financial statements included in the Form 10-K. In management’s opinion, the unaudited interim Consolidated Balance Sheet, Statements of Operations, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Certain prior period amounts were reclassified to conform to the current presentation on the Consolidated Financial Statements.

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

Concentrations

During the three months ended January 31, 2024 and 2023, 1% and 5% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 30% stockholder. During the three months ended January 31, 2024, 39% and 23% of the Company’s total revenue was attributable to product sales to two customers. Also, during the three months ended January 31, 2023, one customer accounted for 43% of the Company’s revenues. Other than the revenues derived through sales the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the three months ended January 31, 2024 or 2023. In addition to the product revenue concentrations noted above, the Company recognized $25,000 in consulting revenue from a single client during the three months ended January 31, 2023. This amount was 7% of the total revenue recognized for the period.

Deferred Offering Costs

The Company defers, as other current assets, the direct incremental costs of raising capital through equity offerings, until such time as the offering is completed or abandoned. At the time of the offering completion, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. During the three months ended January 31, 2024 and 2023 the Company recorded as expense $2,656,962 and $0 of costs that had previously been recorded as Deferred expenses, respectively.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023
Revenues:
Research and development products	$277,040	$75,643
AlloRx Stem Cells to Foreign Third-Party Clinics	112,243	148,283
Consulting revenue	-	25,000
InfiniVive products	28,180	75,050
Fitore products	6,685	20,615

Total	$424,148	$344,591

Deferred Revenue

The Company has recorded deferred revenue in connection with a Joint Operating Agreement (as subsequently amended, the “JOA”) between the Company and European Wellness/BIO PEP USA (“BIO PEP”). Pursuant to this JOA, which expired in accordance with its terms on July 31, 2023 and has not been renewed, the Company was obligated to use its best efforts to identify, develop and deliver various potential active pharmaceutical ingredients and to oversee the development of a recombinant cell line by a third-party service provider. The Company was also engaged to establish a Quality Management System to be utilized by BIO PEP in their pursuit of FDA authorizations. Prior to its expiration, our work under the JOA had been suspended since April 2023 pending discussions regarding amounts believed to be owed to us under that agreement for work already completed. If those discussions are unsuccessful, we may not be able to collect all of the amounts believed to be owed to us or the other amounts originally expected to be received by us under the agreement.

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of January 31, 2024, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement.

The table below summarizes Deferred Revenues as of January 31, 2024:

	October 31, 2023	Other Project Income Recognized	Net Revenue Deferred	January 31, 2024
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of January 31, 2023:

	October 31, 2022	Revenue Recognized	Revenue Deferred	January 31, 2023
Deferred Revenue	$650,000	$-	$-	$650,000
Total	$650,000	$-	$-	$650,000

During the three months ended January 31, 2024 and 2023, the Company recognized as revenue $0 and $0 in previously deferred revenue, respectively and $0 and $46,750 in expenses related to the JOA, respectively. The expenses are included in the Selling, general and administrative line on the accompanying consolidated statements of operations.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of January 31, 2024 and October 31, 2023, total accounts receivable amounted to $111,239 and $119,671, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of January 31, 2024 and October 31, 2023, the allowance for doubtful accounts was $975 and $975, respectively.

As of January 31, 2024, two customers accounted for 45% and 15% of accounts receivable. As of October 31, 2023, 39% and 35%, of the Company’s accounts receivable were attributable to sales to two customers. No other customer comprised more than 10% of the accounts receivable balance as of October 31, 2023 or 2022.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the three months ended January 31, 2024 and 2023, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	January 31, 2024	January 31, 2023

Stock options outstanding	1,112,923	1,124,077
Shares to be issued in connection with exercise of warrants	421,377	496,379
2021 Series Convertible Notes Payable - Related Party – common shares	18,462	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settlement	29,293	12,265
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable - Stock Settled	92,795	-
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	-
2024 Series Senior Secured convertible notes payable – stock settled	250,000	-
2024 Series Senior Secured convertible notes payable – stock settled – warrants issuable	250,000	-
Total	2,225,499	1,661,951

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	January 31, 2024	October 31, 2023

Raw materials	$6,070	$18,856
Finished goods	156,433	151,896
Total inventory	$162,503	$170,752

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the three months ended January 31, 2024 and 2023, the Company did not record any impairment expense.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of January 31, 2024 and October 31, 2023 were $82,811 and $82,325 respectively.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company incurred net losses of approximately $4.6 million for the three months ended January 31, 2024 and $5.4 million for the year ended October 31, 2023. The Company had a working capital deficit of approximately $5.7 million as of January 31, 2024. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

Management plans to address the going concern include but are not limited to raising additional capital through an attempted public and/or private offering of equity securities, as well as potentially issuing additional debt instruments. The Company also has various initiatives underway to increase revenue generation through diversified offerings of products and services related to its stem cell technology and analytical capabilities. The goal of these initiatives is to achieve profitable operations as quickly as possible. Various strategic alliances that are ongoing and under development are also critical aspects of management’s overall growth and development strategy. There is no assurance that these initiatives will yield sufficient capital to maintain the Company’s operations. There is no assurance that the ongoing capital raising efforts will be successful. Should management fail to successfully raise additional capital and/or fully implement its strategic initiatives, it may be compelled to curtail part or all of its ongoing operations.

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

As disclosed in Note 7, the two tranches of 2023 Series Convertible Notes Payable - Stock Settled Derivative/Warrant Liability required identification and quantification of fair value. Similarly, the tranche of 2024 Series Senior Secured convertible notes – Stock Settled Derivative/Warrant Liability required identification and quantification of fair value. The derivative liabilities described below only relate to (i) the warrants included with the two tranches of the 2023 Series Convertible Notes Payable – Stock Settled debt and (ii) the warrants included with the one tranche of the 2024 Series Senior Secured convertible note – Stock Settled debt. The estimated fair values as of the issuance date of these three tranches of notes are presented in Note 7.

As of January 31, 2024, the estimated fair values of the Company’s financial liabilities are presented in the following table:

January 31, 2024
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$32,600
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	422,629
2024 Series Senior Secured convertible notes payable – stock settled – Derivative/Warrant Liability	2,693,090
Total	$3,148,319

The following table presents a roll forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2023 Series and 2024 Series Convertible Notes Payable, categorized as Level 3:

	Three Months Ended January 31, 2024	Year Ended October 31, 2023
Beginning Balance	$893,263	$-
Additions	2,732,303	996,598
Total (gains) or losses (unrealized)	(477,247)	(103,335)
Ending Balance	$3,148,319	$893,263

During the three months ended January 31, 2024 and 2023, the unrealized gain on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $438,033 and $51, respectively.

During the three months ended January 31, 2024, the unrealized gain on the Derivative Warrant Liability associated with the tranche of 2024 Series Senior Secured convertible notes payable – stock settled was $39,214, with no amount recorded during the prior period.

The fair value of the warrants granted in connection with the two tranches of 2023 Series Convertible Notes Payable-Stock Settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	January 31, 2024	October 31, 2023
Risk-free interest rate	-%	3.60%-3.93%
Dividend yield	-%	0.00%
Volatility factor	-%	161.52%-200.29%
Weighted average expected life (years)	-	2.5

The fair value of the warrants granted in connection with the tranche of 2024 Series Senior Secured convertible notes payable - stock settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	January 31, 2024	October 31, 2023
Risk-free interest rate	3.99%-4.43%	-%
Dividend yield	0.00%	-%
Volatility factor	133.44%-135.58%	-%
Weighted average expected life (years)	2.5	-

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	January 31, 2024	October 31, 2023

Leasehold improvements	$12,840	$12,840
Property and equipment	1,046,925	1,046,925
Total cost	1,059,765	1,059,765
Less accumulated depreciation	(782,895)	(739,351)
Net property and equipment	$276,870	$320,414

Depreciation expense for the three months ended January 31, 2024 and 2023 was $43,544 and $38,363, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of January 31, 2024:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	12.5 years	$693,330	$(397,138)	$296,192
Patents, know-how and unpatented technology	12.5 years	710,060	(363,578)	346,482
Customer relationships	0.5 years	114,536	(106,345)	8,191
Total		1,517,926	(867,061)	650,865

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2024	$63,697
2025	51,416
2026	51,416
2027	51,416
2028	51,416
Total	$269,361

During the three months ended January 31, 2024 and 2023, the Company recorded amortization expense of $16,948 and $32,934, respectively.

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

In May 2023, the Company executed a new office lease for 2,978 square feet, starting July 1, 2023 for its executive offices. The lease term runs through the end of December 2026. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $33,607 and $13,013 for the three months ended January 31, 2024 and 2023, respectively.

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	January 31, 2024	October 31, 2023
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$442,634	$476,241
Finance	Property and equipment, net	23,037	33,294
Total Lease Assets		$465,671	$509,535

Liabilities
Current:
Operating	Operating lease liabilities	$127,426	$130,150
Finance	Finance lease liabilities	49,537	61,832
Noncurrent:
Operating	Operating lease liabilities	315,208	346,091
Finance	Finance lease liabilities	12,897	17,123
Total Lease Liabilities		$505,068	$555,196

The following table shows the classification and location and the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Three Months Ended January 31,
	Location	2024	2023
Operating lease expense	General and administrative expense	$54,299	$51,258
Finance lease expense:
Interest on lease liability	Interest expense	1,998	2,900
Total Lease expense		$56,297	$54,158

Minimum contractual obligations for the Company’s leases (undiscounted) as of January 31, 2024 were as follows:

	Operating	Finance
Fiscal year 2024	$121,031	$47,495
Fiscal year 2025	163,902	12,803
Fiscal year 2026	166,760	5,150
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Thereafter	112,890	-
Total Lease Payments	$716,926	$65,448
Less Imputed interest	(274,292)	(3,014)
Total lease liability	$442,634	$62,434

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	January 31, 2024		October 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.6	1.24	4.9	1.41
Weighted-average discount rate (1)	10.00%	7.42%	10.00%	7.49%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended January 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$56,946	$51,258
Cash payments for finance leases	$18,192	$15,291

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of January 31, 2024 and October 31, 2023:

	January 31, 2024	October 31, 2023

Short Term
2021 Series convertible notes – related party	$480,000	$480,000
2024 Series Senior Secured convertible notes	3,750,000	-
Discount 2024 Series Senior Secured convertible notes	(3,404,350)	-
Total Short-Term Debt	825,650	480,000
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(61,316)	(64,285)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(873,079)	(891,582)
Total Long-Term Debt	2,972,451	2,950,979
Total Debt	$3,798,101	$3,430,979

The table below presents the future maturities of outstanding debt obligations as of January 31, 2024:

Fiscal year 2024	$4,230,000
Fiscal year 2025	-
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Fiscal year 2028	1,717,600
Total	$8,136,846

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $11,604 and $11,604 for the three months ended January 31, 2024 and 2023, respectively. Accrued interest on this note was $149,716 and $138,112 as of January 31, 2024 and October 31, 2023, respectively. This note is unsecured. On January 31, 2024, the Company entered into an amendment to the note to provide that, upon the listing of the Company’s common stock on an exchange, the note will automatically convert to common stock determined by dividing the outstanding principal plus all accrued and unpaid interest by the price per share in the listing.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $12,320 and $12,320 for the three months ended January 31, 2024 and 2023, respectively. Accrued interest on this note was $158,955 and $146,635 as of January 31, 2024 and October 31, 2023, respectively. This note is unsecured. On January 31, 2024, the Company entered into an amendment to the note to provide that, upon the listing of the Company’s common stock on an exchange, the note will automatically convert to common stock determined by dividing the outstanding principal plus all accrued and unpaid interest by the price per share in the listing.

2021 Series Convertible Note - Related Party

The principal balance outstanding on the 2021 Series Convertible note amounted to $480,000 and $480,000 as of January 31, 2024 and October 31, 2023, respectively. The note matures on July 31, 2024 and is unsecured. During the three months ended January 31, 2024 and 2023, the Company recorded $6,229 and $6,049, respectively, in interest expense. As of January 31, 2024 and October 31, 2023, accrued, but unpaid, interest on this note was $60,033 and $53,804, respectively.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible upon the closing of a Qualified Financing of at least $5,000,000. During the three months ended January 31, 2024 and 2023, the Company recorded $2,521 and $1,261 in interest expense on these notes, respectively. As of January 31, 2024 and October 31, 2023, the Company had accrued $15,726 and $13,205, respectively, in interest on these notes.

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

The combination of the $135,000 premium associated with the conversion feature of the January 2023 Notes and the $208,213 discount associated with the January 2023 Warrants results in a net discount of $73,213 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2024 and 2023 is 13.0% and 13.0% respectively. During the three months ended January 31, 2024, the Company recorded accretion expense of $2,969, and a gain on the fair value of the warrant liability of $31,369, compared to accretion expense of $658 and a gain on the fair value of the warrant liability of $51 during the three months ended January 31, 2023.

The combination of the $262,533 premium associated with the conversion feature of the March 2023 Notes and the $831,108 discount associated with the March 2023 Warrants results in a net discount of $568,574 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2024 is 44.6%. During the three months ended January 31, 2024, the Company recorded accretion expense of $11,227, and a gain on the fair value of the warrant liability of $244,011, with no activity in the prior year period.

The combination of the $175,000 premium associated with the conversion feature of the June 2023 Notes and the $529,810 discount associated with the June 2023 Warrants results in a net discount of $354,810 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2024 is 39.5%. During the three months ended January 31, 2024, the Company recorded accretion expense of $7,277 and a gain on the fair value of the warrant liability of $162,653, with no activity in the prior year period.

During the three months ended January 31, 2024 and 2023, the Company recorded $8,167 and $2,006 in interest expense, respectively, on the January 2023 Notes. During the three months ended January 31, 2024, the Company recorded $15,881 in interest expense on the March 2023 Notes, with no activity in the prior year period. During the three months ended January 31, 2024, the Company recorded $10,586 in interest expense on the June 2023 Notes, with no activity in the prior year period. As of January 31, 2024 and October 31, 2023, the Company had accrued $34,407 and $26,240, respectively, in interest on the January 2023 Notes. As of January 31, 2024 and October 31, 2023, the Company had accrued $53,195 and $37,314, respectively, in interest on the March 2023 Notes. As of January 31, 2024 and October 31, 2023, the Company had accrued $26,137 and $15,551, respectively, in interest on the June 2023 Notes.

2024 Series Senior Secured Convertible Notes – Stock Settled

On November 16, 2023 and January 10, 2024, the Company entered into securities purchase agreements (the “Purchase Agreements”) with an accredited investor, pursuant to which the Company issued and sold to the investor, in a private placement, (i) senior secured convertible notes (the “Series 2024 Notes”) in the principal amount of $2,500,000 and $1,250,000, respectively, for a purchase price of $2,000,000 and $1,000,000, respectively, (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “Series 2024 Warrants”).

Interest on the Series 2024 Notes will accrue commencing on the earlier of the maturity date or upon an event of default, at the annual rate of 20%, due the first day of each calendar month following such date. The Series 2024 Notes will mature at the earlier of (i) six months from the issuance date (the “Original Maturity Date”) and (ii) the occurrence of a Liquidity Event (as defined in the Series 2024 Notes), provided that the Company may extend the maturity date for an additional three months (the “Extension Period”). The Series 2024 Notes are secured by all of the Company’s assets pursuant to a security agreement between the Company and the investor. The Series 2024 Notes will be convertible, at the option of the investor, into common stock commencing on the maturity date, at a conversion price equal to the product of (x) the Liquidity Event Price (as defined in the Series 2024 Notes) and (y) 0.70 (or 0.60 if the Company has extended the maturity date), provided however, that if no Liquidity Event has occurred by the maturity date then the conversion price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis. In addition, the Company will have the right to effect conversion of the Series 2024 Notes if, at the time (a) a Liquidity Event has occurred and (b) the underlying shares are registered for resale.

The Series 2024 Warrants will be exercisable into the number the shares of common stock obtained by dividing 100% of the original principal amount of the Series 2024 Notes by (ii) the Liquidity Event Price (as defined in the Series 2024 Notes); provided, however, that if no Liquidity Event has occurred by the maturity date, then such percentage will be 150%. The Series 2024 Warrants will be exercisable for a period of five years and have an exercise price equal to the Liquidity Event Price provided however, that if no Liquidity Event has occurred by the maturity date then the exercise price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis.

The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 480 “Distinguishing Liabilities from Equity” to account for the stock settled debt, ASC 470 “Debt,” and ASC 815 “Derivatives and Hedging” to account for Series 2024 Notes and Series 2024 Warrants.

The Company contemplated ASC 480-10-30-7 related to the valuation of the embedded conversion feature contained in the Series 2024 Notes and determined that the value delivered to the investor is identical in all scenarios and only number of shares differ. The number of shares are issued at a premium as there is a discount applicable in the case of a Liquidity Event.

In order to determine the conversion price of the Series 2024 Note, the Company analyzed the guidance in ASC 470 related to multi-step discounts. The Company deemed that the most likely scenario to be utilized for valuing the conversion feature was a conversion following a Liquidity Event at the option of the investor during the Extension Period as this represents the most advantageous scenario from the perspective of the investor with the shortest period in which the investor could recognize a return on its investment. Because the Company filed an amendment to its Form S-1 Registration Statement on February 2, 2024 which contemplates that, following effectiveness, the selling shareholders may offer their shares at a fixed price of $15.00 per share, the assumed Liquidity Event Price in this scenario is also deemed to be $15.00. Upon issuance, under this scenario based on the aforementioned assumptions, the Company would issue 416,667 shares of common stock upon conversion, and it recognized a premium of $2,500,005.

The Company assessed the Series 2024 Warrants first under ASC 480. Based on the attributes of the Series 2024 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the Series 2024 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. Because the scenario under which the Series 2024 Notes are analyzed assumes a Liquidity Event, the scenarios under which to analyze the Series 2024 Warrants should also contain a Liquidity Event. As such, the assumed exercise price is $15.00, and the Company would issue 250,000 shares upon exercise. At issuance, the Company recorded a warrant liability related to the Series 2024 Warrants of $2,732,304, which is remeasured at fair market value at the end of each reporting period. The combination of the premium related to the conversion feature of $2,500,005, the original issuance discount of $750,000, and the warrant liability of $2,732,304 resulted in the recognition of a debt discount of $5,232,309 at issuance of the Series 2024 Notes and Series 2024 Warrants.

The combination of the $2,500,005 premium associated with the conversion feature of the Series 2024 Notes, the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the Series 2024 Notes, and the $5,232,309 discount associated with the Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2024 is 659% for the November issuance and 624% for the January issuance. During the three months ended January 31, 2024, the Company recorded accretion expense of $77,954, and a gain on the fair value of the warrant liability of $39,214, with no activity in the prior year period.

During the three months ended January 31, 2024, no interest expense was recorded on the Series 2024 Notes, with no activity recorded during the prior year period. As of January 31, 2024 and October 31, 2023, no accrued interest was recorded on the Series 2024 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

There was no activity related to the Preferred Stock of the Company for the three months ended January 31, 2024 or January 31, 2023 respectively.

Common Stock

As of January 31, 2024, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of January 31, 2024 and October 31, 2023, 4,460,535, and 4,430,535 shares were issued and outstanding, respectively.

Activity for the three months ended January 31, 2024

On November 16, 2023, the Company granted 30,000 shares of common stock pursuant to the execution of a consulting agreement. The shares were granted at $15.00 per share. The shares vested immediately and are not subject to any revision based on the terms of the consulting agreement. The Company has recorded the value of the shares granted, $450,000, as consulting expense.

There were no grants of common stock during the three months ended January 31, 2023.

Stock-Based Compensation

There were no grants of stock purchase options during the three months ended January 31, 2024 or 2023.

The table below presents option activity for the three months ended January 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2023	1,112,923	10.84	6.64	16,889,060
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at January 31, 2024	1,112,923	$10.84	6.39	$16,889,060

Stock based compensation expense related to options for the three months ended January 31, 2024 and 2023 amounted to $384,484 and $122,562, respectively. As of January 31, 2024 and October 31, 2023, 848,692 and 831,333 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $3,115,180 and $3,506,561 as of January 31, 2024 and October 31, 2023, respectively.

Warrants

During the three months ended January 31, 2024 and 2023 the Company did not issue any warrants.

A summary of the Company’s common stock underlying the outstanding warrants as of January 31, 2024:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding at October 31, 2023	444,454	20.56	1.65
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(23,077)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – January 31, 2024	421,377	$21.07	1.48

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Payable

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of January 31, 2024 and October 31, 2023, the Company owes this entity $11,289 and $28,222, respectively, in past due rent. This amount is included in Accounts Payable on the balance sheet. The rental rates charged to the Company, $5,645 per month, are consistent with commercial rental rates in the area.

Convertible Notes, Debt Discount and Accrued Interest

The principal balance outstanding on the 2021 Series Convertible note, which is owned by a relative of the former CFO, amounted to $480,000 and $480,000 as of January 31, 2024 and October 31, 2023, respectively. During the three months ended January 31, 2024 and 2023, the Company recorded $6,229 and $6,049, respectively, in interest expense related to these notes. As of January 31, 2024 and October 31, 2023, accrued, but unpaid, interest on these notes was $60,033 and $53,804, respectively.

Lease with Spouse of Chief Science Officer

The spouse of our Chief Science Officer, through entities she controls, leases office and lab space to our company. The rent is $5,645 per month plus taxes, insurance and utilities. We believe that the rental rate charged to us under this lease is consistent with commercial rental rates in the area.

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

The following discussion analyzes our operating results for the three months ended January 31, 2024 and compares those results to the three months ended January 31, 2023. The discussion below also analyzes our liquidity and capital resources as of January 31, 2024 and material changes in those resources since the October 31, 2023. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three months ended January 31, 2024 and 2023 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of January 31, 2024 of $33 million. We incurred net losses of approximately $4.6 million and $5.4 million during the three months ended January 31, 2024 and the year ended October 31, 2023, respectively. We used cash in operating activities of $1.2 million and $0.9 million for the three months ended January 31, 2024 and 2023, respectively. We had a working capital deficit of approximately $5.7 million as of January 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
	2024	2023

Product sales	$421,960	$301,031
Product sales, related parties	2,250	18,000
Consulting revenue	-	25,000
Total revenue	424,210	344,031
Less: Cost of goods sold	(85,194)	(66,511)
Gross profit	339,016	277,520
Selling, general and administrative expenses	(2,400,623)	(1,421,170)
Research and development	(156,235)	(6,833)
Write-off of Offering Costs	(2,656,962)	-
Interest expense	(171,629)	(39,693)
Unrealized Gain on Derivative/Warrant Liability	477,247	51
Net Loss	$(4,569,186)	$(1,190,125)

Net Loss

We recorded a net loss of $4,569,186 in the three months ended January 31, 2024, an increase of $3,379,061 from the three months ended January 31, 2023, or 284%. The increased loss in the three months ended January 31, 2024 was due primarily to the write-off of deferred offering costs related to efforts at an initial public offering that has been abandoned and an increase in consulting expenses related to common stock granted and cash expense recorded related to a consulting agreement, executed in connection with the issuance of our 2024 Series Senior Secured Notes Payable – Stock Settled. In addition, this was offset by an increase in the unrealized gains on derivative/warrant liability in the three months ended January 31, 2024, as discussed further below. Interest expense increased during the three months ended January 31, 2024 due to the issuance of the 8% 2023 Series, 2023 Series B notes and the 2024 Senior Secured notes. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended January 31, 2024 increased by $80,179, or 23%, from the three months ended January 31, 2023. The increase is attributable to the factors described below, primarily increased sales of research and development products. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore, There was no consulting revenue recognized in the three months ended January 31, 2024 and $25,000 in the three months ended January 31, 2023.

During the three months ended January 31, 2024 and 2023, research and development product sales were $277,040 and $75,083, respectively, an increase in the three months ended January 31, 2024 of $201,397, or 266%. The increase was attributable to biopharmaceutical institutions, university research labs and clinics purchasing more CAFs and native fibroblasts in the three months ended January 31, 2024. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended January 31, 2024 and 2023 were $112,243 and $148,283 respectively, an decrease of $36,040, or 24%. The decrease is attributable to diminished sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated less patients during the three months ended January 31, 2024, due to the holiday season. Despite the decrease, we expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended January 31, 2024 and 2023, were $2,250 and $18,000, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended January 31, 2024 totaled $85,194 compared to $66,511 during the three months ended January 31, 2023, an increase of $18,683, or 28%, resulting in gross profit of $339,016 and $277,520 for the three months ended January 31, 2024 and 2023, respectively. The gross profit percentages for the three months ended January 31, 2024 and 2023 were 80% and 81%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the three months ended January 31, 2024 and 2023. The overall increase in gross profit in the three months ended January 31, 2024 was attributable to an increase in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses increased from $1,421,170 in the three months ended January 31, 2023 to $2,400,623 in the three months ended January 31, 2024. This increase of $979,453 or 69% was primarily due to an increase in stock-based compensation of $261,922 and an increase in consulting expense of $910,071. The increased consulting costs were primarily related to common stock granted valued at $450,000 and cash expense recorded of $75,000 related to a consulting agreement, executed in connection with the issuance of our, 2024 Series Senior Secured Notes Payable – Stock Settled.

Research and Development

Research and development expenses for the three months ended January 31, 2024 and 2023 were $156,235 and $6,833, respectively, an increase of $149,402, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the three months ended January 31, 2024, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy for future clinical trials. In the three months ended January 31, 2023, the Company had limited its research and development efforts.

Write-off of Offering Costs

During the three months ended January 31, 2024 the Company recorded as expense $2,656,962 related to the write off of previously capitalized Deferred Offering Costs. The write off of the deferred costs was related to efforts at an initial public offering that has been abandoned by the Company. There was no comparable expense recorded during the comparable prior period.

Interest Expense

Interest expense for the three months ended January 31, 2024 was $171,629, an increase of $131,936 from the interest expense for the three months ended January 31, 2023 of $39,693. This increase is related to the issuance of 8% convertible promissory notes (the “8% Convertible Notes”) at various dates between January 2023 through July 2023. The interest expense related to the remaining debt on our balance sheet of approximately $8.2 million is expected to be all non-cash interest expense.

Unrealized Gain on Derivative/Warrant Liability

During the year ended October 31, 2023 and the three months ended January 31, 2024, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $5,467,600. In connection with these notes, the Company recognized a Derivative/Warrant liability. At January 31, 2024 and 2023, this liability was marked to market, resulting in an unrealized gain of $477,247 and $51, respectively.

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

Working Capital

As of January 31, 2024, we had a working capital deficit of approximately $5.7 million, comprised of current assets of $2.3 million and current liabilities of $8.0 million. The working capital deficit at January 31, 2024 increased approximately $4.0 million from October 31, 2023, our prior fiscal year end. Cash increased from $0.1 million as of October 31, 2023 to $1.9 million at January 31, 2024 due to our issuance of the 2024 Senior Secured Convertible Notes Payable.

During the three months ended January 31, 2024, we sold $3.7 million of Senior Secured Convertible Notes Payable – Stock Settled as well as warrants to purchase our common stock for aggregate, net proceeds of $3 million. The Senior Secured Convertible Notes are payable solely in shares of our common stock. The Notes will be convertible, at the option of the holders, into common stock commencing on the maturity date, at a conversion price equal to the product of (x) the Liquidity Event Price as defined in the Notes and (y) 0.70 (or 0.60 if the Company has extended the maturity date), provided however, that if no Liquidity Event has occurred by the maturity date then the conversion price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis. In addition, the Company will have the right to effect conversion of the Notes if, at the time (a) a Liquidity Event has occurred and (b) the underlying shares are registered for resale. The proceeds from the sale of the Senior Secured Convertible Notes and the warrants have been and will be used for general corporate purposes. We continue efforts to raise capital for our short-term liquidity and capital needs.

As a result of our limited working capital position as of January 31, 2024, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

We may endeavor to raise additional capital through the sale of equity or debt in one or more non-public offerings. We do not anticipate commencing any clinical trials of our AlloRx Stem Cell therapy unless and until we receive substantial additional capital, as costs are estimated to be $4 million to $6 million to commence our contemplated Phase 1/2a clinical trials for PTHS and Long COVID, depending on whether we commence one or both trials.

Our significant contractual cash requirements as of January 31, 2024 primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in “Note 6—Lease Obligations,” and “Note 7—Debt,” of the Notes to our unaudited consolidated financial statements within this Report. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of January 31, 2024, we had payments for lease, loan and other known contractual obligations of approximately $5.3 million, of which approximately $0.8 million are payable within 12 months as of January 31, 2024.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
	2024	2023

Net Cash Used in Operating Activities	$(1,200,161)	$(949,858)
Net Cash Used in Investing Activities	(486)	-
Net Cash provided by (Used in) Financing Activities	2,983,479	389,709
Beginning Cash Balance	101,754	741,538
Ending Cash Balance	$1,884,586	$181,389

Operating Activities

Net cash used in operating activities during the three months ended January 31, 2024 was $1,200,161, compared to $949,858 during the three months ended January 31, 2023, representing an increase of $250,303. The increase in net loss during the three months ended January 31, 2024 was due to an increase of consulting costs as discussed above.

Investing Activities

Cash used by investing activities during the three months ended January 31, 2024 was $486 compared to $0 in the three months ended January 31, 2023, representing an increase in cash used of $486, all related to patent activities.

Financing Activities

Cash provided by financing activities during the three months ended January 31, 2024 was $2,983,479, while cash provided by financing activities during the three months ended January 31, 2023 was $389,709. During the three months ended January 31, 2024, we issued $3,750,000 in Senior Secured Convertible Notes and common stock purchase warrants for net proceeds of $3 million, and made capital lease principal payments of $16,521. During the three months ended January 31, 2023, we issued $405,000 in 8% Convertible Notes and common stock purchase warrants and made capital lease principal payments of $15,291.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to stock-based awards and Goodwill and Other Intangible Assets. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Of our policies, we consider the following the most critical to an understanding of our consolidated financial statements as they require the application of the most subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements. We have applied our policies and critical accounting estimates consistently across our businesses.

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

In determining the estimated fair value of our common stock for equity awards granted from August 2021 to February 2022, the Board primarily considered the then most recent independent third-party valuation obtained by the Company in connection with its acquisition of InfiniVive MD and Fitore on August 1, 2021, in addition to the subjective factors discussed above. After considering the independent third-party valuation and the other subjective factors discussed above, the Board determined valuations of our common stock of $4.94 per share as of August 1, 2021, and such valuations by the Board were used for the purposes of determining the stock-based compensation expense for all stock options and equity awards granted from August 2021 to February 2022. More recently, in determining the estimated fair value of our common stock underlying stock options and equity awards granted since February 22, 2022, the Board, with input from management and recognizing the arms-length nature of the transaction, primarily considered the holder’s election in February 2022 to voluntarily convert a Senior Secured Convertible Promissory Note into 142,788 shares of our common stock at the embedded conversion price of $26.00 per share pursuant to the terms of the Senior Secured Convertible Promissory Note. The Board also considered other pertinent information available to it at the time of the grants, including the subjective factors discussed above. After considering these factors, the Board determined valuations of our common stock of $26.00 per share as of March 1, 2022 and July 6, 2022, and such valuations by the Board were used for the purposes of determining the stock-based compensation expense for the options granted on each of March 1, 2022 and July 6, 2022. Stock based compensation expense related to options for the fiscal years ended October 31, 2023 and 2022 amounted to $1,292,270 and $2,197,597, respectively. Stock based compensation expense related to options for the three months ended January 31, 2024 and 2023 amounted to $384,484 and $122,562, respectively.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2024, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting. See information under “Changes in Internal Control Over Financial Reporting” below for information as to a material weakness in our internal control, which in turn affected our disclosure controls and procedures.

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

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2024 that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There are many risks inherent in our business. Factors that could materially adversely affect our business, financial condition, operating results or liquidity, and the trading price of our common stock are described under Item 1A, Risk Factors, of the Form 10-K filed with the SEC on January 29, 2024. There have been no material changes regarding risk factors since that date:

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be reported.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed, furnished or incorporated by reference with this report:

Exhibit Number	Exhibit Description

4.1	Form of Warrant to Purchase Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.1	Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.2	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.3	Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.5	Consulting Agreement (incorporated by reference to Exhibit 10.40 to the S-1/A filed with the SEC on February 2, 2024)
10.6	Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.7	Offer Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.8	Amendment to 4% Unsecured Promissory Note (incorporated by reference to Exhibit 10.46 to S-1/A filed February 2, 2024)
10.9	Amendment to 6% Unsecured Promissory Note (incorporated by reference to Exhibit 10.47 to S-1/A filed February 2, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: March 14, 2024	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: March 14, 2024		/s/ Thomas W. Ohrt
Thomas W. Ohrt, Chief Financial Officer
(Principal Financial Officer)

