Form 10-Q
period 2024-07-31
Vitro Biopharma, Inc.
filed 2024-09-16
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

As of September 16, 2024, there were outstanding 4,460,535 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended July 31, 2024

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2024	October 31, 2023

ASSETS

Cash	$1,543,088	$101,754
Accounts Receivable, Net	69,067	119,671
Inventory	214,568	170,752
Prepaid Expense	105,190	130,851
Deferred Offering Costs	-	2,656,326

Total Current Assets	1,931,913	3,179,354

Goodwill	3,608,949	3,608,949
Intangible Assets, Net	616,965	667,813
Property and Equipment, Net	180,316	320,414
Patents, Net	82,959	82,325
Right of Use Asset – Operating Lease	377,797	476,241
Other Assets	8,438	8,438
Total Assets	$6,807,337	$8,343,534

LIABILITIES

Accounts Payable	$2,318,618	$2,288,697
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	1,599,391	1,310,240
2021 Series Convertible Note Payable – Related Party	480,000	480,000
Accrued Interest Payable – Related Party	72,000	53,804
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	4,864,783	-
Derivative/Warrant Liability	155,458	-
Current Maturities of Capital Lease Obligations	21,052	61,832
Current Maturities of Operating Lease Obligations	122,140	130,150
Total Current Liabilities	10,158,829	4,850,110

Capital Lease Obligations, Net of Current Portion	7,704	17,123
Operating Lease Obligation, Net of Current Portion	255,657	346,091
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	349,847	340,715
2023 Series B Convertible Notes Payable – Stock Settled, Net	482,204	421,018
Derivative/Warrant Liability	126,878	893,263
Long Term Accrued Interest Payable	202,968	92,311
Long Term Accrued Interest Payable – Related Party	355,999	284,747
Total Long-Term Liabilities	3,970,503	4,584,514

Total Liabilities	14,129,332	9,434,624

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,460,535 and 4,430,535 Outstanding, respectively	4,460	4,430
Additional Paid in Capital	28,670,863	27,064,613
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(35,913,318)	(28,076,133)

Total Stockholders’ (Deficit)	(7,321,995)	(1,091,090)

Total Liabilities and Stockholders’ (Deficit)	$6,807,337	$8,343,534

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023

Product Sales	$318,109	$561,490
Product Sales, Related Party	1,800	15,750
Total Revenue	319,909	577,240
Less Cost of Goods Sold	(65,438)	(96,815)
Gross Profit	254,471	480,425

Operating Costs and Expenses:
Selling, General and Administrative	1,383,346	1,486,866
Research and Development	125,628	33,146

Loss From Operations	(1,254,503)	(1,039,587)

Other Expense:
Interest Expense	(1,950,925)	(81,976)
Other Project Income, Net	-	191,746
Gain on Extinguishment of Debt	740,724	-
Unrealized Gain on Derivative/Warrant Liability	2,315,624	58,133

Net Loss Available to Common Stockholders	$(149,080)	$(871,684)

Net Loss per Common Share, Basic and Diluted	$(0.03)	$(0.20)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,460,535	4,430,535

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended July 31, 2024	Nine Months Ended July 31, 2023

Product Sales	$1,299,056	$1,170,364
Product Sales, Related Parties	18,000	33,750
Consulting Revenue	-	25,000
Total Revenue	1,317,056	1,229,114
Less Cost of Goods Sold	(244,802)	(225,960)
Gross Profit	1,072,254	1,003,154

Operating Costs and Expenses:
Selling, General and Administrative	5,068,793	4,445,217
Research and Development	421,552	106,426
Write-off of Offering Costs	2,656,962	-

Loss From Operations	(7,075,053)	(3,548,489)

Other Expense:
Interest Expense	(4,282,853)	(178,606)
Other Project Income, Net	-	191,746
Gain on Extinguishment of Debt	740,724	-
Unrealized Gain on Derivative/Warrant Liability	2,779,997	58,840

Net Loss Available to Common Stockholders	$(7,837,185)	$(3,476,509)

Net Loss per Common Share, Basic and Diluted	$(1.76)	$(0.78)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,458,783	4,430,535

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended July 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at October 31, 2022	-	$-	4,430,535	$4,430	$25,634,826	$(84,000)	$(22,719,416)	$2,835,840

Forgiven Accrued Payables – Related Party	-	-	-	-	137,953	-	-	137,953

Stock based compensation	-	-	-	-	122,562	-	-	122,562
Net loss	-	-	-	-	-	-	(1,190,125)	(1,190,125)

Balance at January 31, 2023	-	-	4,430,535	4,430	25,895,341	(84,000)	(23,909,541)	1,906,230

Stock Based Compensation	-	-	-	-	393,510	-	-	393,510
Net Loss	-	-	-	-	-	-	(1,414,700)	(1,414,700)

Balance at April 30, 2023	-	-	4,430,535	4,430	26,288,851	(84,000)	(25,324,241)	885,040

Stock Based Compensation	-	-	-	-	386,616	-	-	386,616
Payment for Fractional Warrants - Recapitalization	-	-	-	-	(436)	-	-	(436)
Net Loss	-	-	-	-	-	-	(871,684)	(871,684)

Balance at July 31, 2023	-	$-	4,430,535	$4,430	$26,675,031	$(84,000)	$(26,195,925)	$399,536

Balance at October 31, 2023	-	$-	4,430,535	$4,430	27,064,613	(84,000)	(28,076,133)	(1,091,090)

Stock Issued for Services	-	-	30,000	30	449,970	-	-	450,000
Stock Based Compensation	-	-	-	-	384,484	-	-	384,484
Net Loss	-	-	-	-	-	-	(4,569,186)	(4,569,186)

Balance at January 31, 2024	-	-	4,460,535	4,460	27,899,067	(84,000)	(32,645,319)	(4,825,792)

Stock Based Compensation	-	-	-	-	388,367	-	-	388,367
Net Loss	-	-	-	-	-	-	(3,118,919)	(3,118,919)

Balance at April 30, 2024	-	-	4,460,535	4,460	28,670,863	(84,000)	(35,764,238)	(7,556,344)

Stock Based Compensation	-	-	-	-	383,429	-	-	383,429
Net Loss	-	-	-	-	-	-	(149,080)	(149,080)
Balance at July 31, 2024	-	$-	4,460,535	$4,460	$28,670,863	$(84,000)	$(35,913,318)	$(7,321,995)

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31, 2024	Nine Months Ended July 31, 2023

Operating Activities

Net Loss	$(7,837,185)	$(3,476,509)
Adjustment to Reconcile Net Loss:
Other Project Income, Net	-	(191,746)
Gain on Extinguishment of Debt	(740,724)	-
Unrealized Gain on Derivative/Warrant Liability	(2,779,997)	(58,840)
Depreciation Expense	140,098	117,745
Amortization Expense	50,848	98,802
Amortization of Operating Lease – ROU Asset	98,444	38,032
Accretion of Debt Discount	4,069,895	21,143
Stock Based Compensation	1,156,280	902,688
Common Stock Issued for Services	450,000	-
Write-off of Offering Costs	2,656,962	-
Changes in Assets and Liabilities
Accounts Receivable	50,604	(5,765)
Inventory	(43,816)	92,309
Prepaid Expenses	25,661	29,455
Prepaid project costs	-	(125)
Accounts Payable	29,285	194,497
Accounts Payable – Related Party	-	11,289
Deferred Revenue	-	285,005
Operating Lease Obligation	(98,444)	(38,032)
Accrued Liabilities	289,151	(32,745)
Accrued Liabilities – Related Party	-	(94,995)
Accrued Interest	110,657	51,951
Accrued Interest – Related Parties	89,448	88,942

Net Cash Used in Operating Activities	(2,282,833)	(1,966,899)

Investing Activities

Acquisition of Property and Equipment	-	(127,158)
Patent Costs	(634)	(29,893)
Other Assets	-	(3,238)

Net Cash Used in Investing Activities	(634)	(160,289)

Financing Activities

Issuance of 2024 Series Senior Secured Convertible Notes Payable – Stock Settled	3,775,000	-
Issuance of 2023 Series Convertible Notes Payable - Stock Settled	-	405,000
Issuance of 2023 Series B Convertible Notes Payable – Stock Settled	-	1,312,600
Capital Lease Principal Payments	(50,199)	(46,775)

Net Cash Provided by Financing Activities	3,724,801	1,670,825

Total Cash Provided (Used) During the Period	1,441,334	(456,363)
Beginning Cash Balance	101,754	741,538

Ending Cash Balance	$1,543,088	$285,175

Cash Paid for Interest	$12,853	$16,570
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Premium on issuance of 2024 Series Senior Secured Notes Payable - Stock Settled	$2,895,835	$-
Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$3,159,788	$-
Discount on Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$6,055,624	$-
Premium on issuance of 2023 Series Notes Payable	$-	$572,533
Derivative/Warrant Liability on 2023 Series Notes Payable	$-	$996,597
Discount on Derivative/Warrant Liability on 2023 Series Notes Payable	$-	$1,569,130
Forgiveness of Accrued Liabilities – Related Party	$-	$137,953
Deferred Offering Costs Recorded as Accounts Payable	$-	$1,001,788
Right of Use Asset	$-	$271,396

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 AND 2023

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

Concentrations

During the nine months ended July 31, 2024 and 2023, 1% and 3% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 30% stockholder. During the nine months ended July 31, 2024, 37% 25% and 10% of the Company’s total revenue was attributable to product sales to three customers. Also, during the nine months ended July 31, 2023, one customer accounted for 38% of the Company’s revenues. Other than the revenues derived through sales the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the nine months ended July 31, 2024 or 2023. In addition to the product revenue concentrations noted above, the Company recognized $25,000 in consulting revenue from a single client during the nine months ended July 31, 2023. This amount was 4% of the total revenue recognized for the period.

Deferred Offering Costs

The Company defers, as Current Assets, the direct incremental costs of raising capital through equity offerings, until such time as the offering is completed or abandoned. At the time of the offering completion, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. During the nine months ended July 31, 2024 and 2023 the Company recorded as expense $2,656,962 and $0 of costs that had previously been recorded as Deferred Offering Costs, respectively.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
Revenues:
Research and development products	$72,913	$284,306
AlloRx Stem Cells to Foreign Third-Party Clinics	214,839	217,991
InfiniVive products	29,236	60,160
Fitore products	2,921	14,783

Total	$319,909	$577,240

	Nine Months Ended July 31, 2024	Nine Months Ended July 31, 2023
Revenues:
Research and development products	$322,870	$307,324
AlloRx Stem Cells to Foreign Third-Party Clinics	870,712	661,208
Consulting revenue	-	25,000
InfiniVive products	110,817	183,148
Fitore products	12,657	52,434

Total	$1,317,056	$1,229,114

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

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of July 31, 2024, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement.

The table below summarizes Deferred Revenues as of July 31, 2024:

	October 31, 2023	Other Project Income Recognized	Net Revenue Deferred	July 31, 2024
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of July 31, 2023:

	October 31, 2022	Revenue Recognized	Revenue Deferred	July 31, 2023
Deferred Revenue	$650,000	$(250,000)	$285,005	$685,005
Total	$650,000	$(250,000)	$285,005	$685,005

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

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of July 31, 2024 and October 31, 2023, total accounts receivable amounted to $69,067 and $119,671, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of July 31, 2024 and October 31, 2023, the allowance for doubtful accounts was $975 and $975, respectively.

As of July 31, 2024, two customers accounted for 46% and 14% of accounts receivable. As of October 31, 2023, 39% and 35%, of the Company’s accounts receivable were attributable to sales to two customers. No other customer comprised more than 10% of the accounts receivable balance as of July 31, 2024 or October 31, 2023.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the nine months ended July 31, 2024 and 2023, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	July 31, 2024	July 31, 2023

Stock options outstanding	1,112,923	1,122,154
Shares to be issued in connection with exercise of warrants	330,608	448,677
2021 Series Convertible Notes Payable - Related Party – common shares	18,462	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settled	30,371	12,854
2023 Series Convertible Notes Payable – Stock Settled – warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable – Stock Settled	96,286	40,683
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	39,881
2024 Series Senior Secured convertible notes payable – stock settled	398,768	-
2024 Series Senior Secured convertible notes payable – stock settled – warrants issuable-	289,583	-
2024 Pre-funded Warrants	1,060,000	-
Total	3,387,650	1,693,479

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	July 31, 2024	October 31, 2023

Raw materials	$21,182	$18,856
Finished goods	193,386	151,896
Total inventory	$214,568	$170,752

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the nine months ended July 31, 2024 and 2023, the Company did not record any impairment expense.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of July 31, 2024 and October 31, 2023 were $82,959 and $82,325 respectively.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company incurred net losses of approximately $7.8 million for the nine months ended July 31, 2024 and $5.4 million for the year ended October 31, 2023. The Company had a working capital deficit of approximately $8.2 million as of July 31, 2024. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As of July 31, 2024, the estimated fair values of the Company’s financial liabilities are presented in the following table:

July 31, 2024
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$9,086
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	117,792
2024 Series Senior Secured convertible notes payable – stock settled – Derivative/Warrant Liability	155,458
Total	$282,336

The following table presents a roll forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2023 Series and 2024 Series Convertible Notes Payable, categorized as Level 3:

	Nine Months Ended July 31, 2024	Year Ended October 31, 2023
Beginning Balance	$893,263	$-
Additions	3,159,789	996,598
Subtractions	(990,719)	-
Total (gains) or losses (unrealized)	(2,779,997)	(103,335)
Ending Balance	$282,336	$893,263

During the three and nine months ended July 31, 2024 and 2023, the unrealized gain on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $330,274 and $766,385, and $58,133 and $58,840, respectively.

During the three and nine months ended July 31, 2024, the unrealized (gain) or loss on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was $272,030 and $2,013,612, respectively, with no amounts recorded during the prior period.

The fair value of the warrants granted in connection with the two tranches of 2023 Series Convertible Notes Payable-Stock Settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	July 31, 2024	October 31, 2023
Risk-free interest rate	-%	3.60%-3.93%
Dividend yield	-%	0.00%
Volatility factor	-%	161.52%-200.29%
Weighted average expected life (years)	-	2.5

The fair value of the warrants granted in connection with the 2024 Series Senior Secured convertible notes payable - stock settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	July 31, 2024	October 31, 2023
Risk-free interest rate	3.99% - 4.61%	-%
Dividend yield	0.00%	-%
Volatility factor	131.93%-135.58%	-%
Weighted average expected life (years)	2.5	-

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	July 31, 2024	October 31, 2023

Leasehold improvements	$12,840	$12,840
Property and equipment	1,046,925	1,046,925
Total cost	1,059,765	1,059,765
Less accumulated depreciation	(879,449)	(739,351)
Net property and equipment	$180,316	$320,414

Depreciation expense for the three and nine months ended July 31, 2024 and 2023 was $48,313 and $140,098, and $39,706 and $117,745, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of July 31, 2024:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	12.00 years	$693,330	$(408,988)	$284,342
Patents, know-how and unpatented technology	12.00 years	710,060	(377,437)	332,623
Customer relationships	0.00 years	114,536	(114,536)	-
Total		1,517,926	(900,961)	616,965

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2024 (3 months)	$12,854
2025	51,416
2026	51,416
2027	51,416
2028	51,416
2029	51,416
Total	$269,934

During the three and nine months ended July 31, 2024 and 2023, the Company recorded amortization expense of $16,952 and $50,848, and $32,934 and $98,802, respectively.

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

In May 2023, the Company executed a new office lease for 2,978 square feet, starting July 1, 2023 for its executive offices. The lease term runs through the end of December 2026. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $32,103 and $98,444, and $12,345 and $38,032 for the three and nine months ended July 31, 2024 and 2023, respectively.

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	July 31, 2024	October 31, 2023
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$377,797	$476,241
Finance	Property and equipment, net	7,963	33,294
Total Lease Assets		$385,760	$509,535

Liabilities
Current:
Operating	Operating lease liabilities	$122,140	$130,150
Finance	Finance lease liabilities	21,052	61,832
Noncurrent:
Operating	Operating lease liabilities	255,657	346,091
Finance	Finance lease liabilities	7,704	17,123
Total Lease Liabilities		$406,553	$555,196

The following table shows the classification and location and the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Nine Months Ended July 31,
	Location	2024	2023
Operating lease expense	General and administrative expense	$148,556	$149,203
Finance lease expense:
Interest on lease liability	Interest expense	5,994	7,797
Total Lease expense		$154,550	$157,000

Minimum remaining contractual obligations for the Company’s leases (undiscounted) as of July 31, 2024 were as follows:

	Operating	Finance
Fiscal year 2024	$40,756	$12,048
Fiscal year 2025	163,902	12,803
Fiscal year 2026	166,760	5,150
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Fiscal year 2029	67,734	-
Thereafter	45,151	-
Total Lease Payments	$636,646	$30,001
Less Imputed interest	(258,849)	(1,245)
Total lease liability	$377,797	$28,756

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	July 31, 2024		October 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.1	1.16	4.9	1.41
Weighted-average discount rate (1)	10.00%	7.02%	10.00%	7.49%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Nine Months Ended July 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$134,923	$111,100
Cash payments for finance leases	$50,199	$46,775

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of July 31, 2024 and October 31, 2023:

	July 31, 2024	October 31, 2023

Short Term
2021 Series convertible notes – related party	$480,000	$480,000
2024 Series Senior Secured convertible notes	4,718,750	-
Premium 2024 Series Senior Secured convertible notes	146,033	-
Total Short-Term Debt	5,344,783	480,000
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(55,153)	(64,285)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(830,396)	(891,582)
Total Long-Term Debt	3,021,297	2,950,979
Total Debt	$8,366,080	$3,430,979

The table below presents the future maturities of outstanding debt obligations as of July 31, 2024:

Fiscal year 2024	$5,198,750
Fiscal year 2025	-
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Fiscal year 2028	1,717,600
Total	$9,105,596

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $11,604 and $34,560, and $11,604 and $34,433 for the three and nine months ended July 31, 2024 and 2023, respectively. Accrued interest on this note was $172,672 and $138,112 as of July 31, 2024 and October 31, 2023, respectively. This note is unsecured. On January 31, 2024, the Company entered into an amendment to the note to provide that, upon the listing of the Company’s common stock on an exchange, the note will automatically convert to common stock determined by dividing the outstanding principal plus all accrued and unpaid interest by the price per share on the date of listing.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $12,320 and $36,692, and $12,320 and $36,558 for the three and nine months ended July 31, 2024 and 2023, respectively. Accrued interest on this note was $183,327 and $146,635 as of July 31, 2024 and October 31, 2023, respectively. This note is unsecured. On January 31, 2024, the Company entered into an amendment to the note to provide that, upon the listing of the Company’s common stock on an exchange, the note will automatically convert to common stock determined by dividing the outstanding principal plus all accrued and unpaid interest by the price per share on the date of listing.

2021 Series Convertible Note - Related Party

The principal balance outstanding on the 2021 Series Convertible note amounted to $480,000 and $480,000 as of July 31, 2024 and October 31, 2023, respectively. The note matures on July 31, 2024 and is unsecured. During the three and nine months ended July 31, 2024 and 2023, the Company recorded $6,049 and $18,196, and $6,050 and $17,951 respectively, in interest expense. As of July 31, 2024 and October 31, 2023, accrued, but unpaid, interest on this note was $72,000 and $53,804, respectively.

On August 2, 2024, we received a notice of default with respect to this note. We are in negotiations with the holder of the note to extend the maturity date of the note, but there is no assurance we will reach an agreement to extend the maturity date of the note. The note is convertible into our common stock at a price of $26.00 per share at the option of the holder and is subject to mandatory conversion in the event (i) our common stock is publicly traded, (ii) the common stock trades at a price of at least $3.00 per share for at least 20 days and the average daily trading volume during such 20 day period is at least 15,000 shares, and (iii) we either have an effective registration statement allowing for resale of the common stock free of any restrictions or the shares are eligible for sale without restriction by the holder upon conversion. Subject to such conditions, the note may be subject to mandatory conversion following completion of an offering, however, there can be no assurance the note will become subject to mandatory conversion. Though the default under this note also constitutes an event of default under certain other outstanding notes issued by the Company, such cross-defaults have been waived by the holders.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible upon the closing of a Qualified Financing of at least $5,000,000. During the three and nine months ended July 31, 2024 and 2023, the Company recorded $2,521 and $7,507 and $2,521 and $7,480 in interest expense on these notes, respectively. As of July 31, 2024 and October 31, 2023, the Company had accrued $20,713 and $13,205, respectively, in interest on these notes.

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

The combination of the $135,000 premium associated with the conversion feature of the January 2023 Notes and the $208,213 discount associated with the January 2023 Warrants results in a net discount of $73,213 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2024 and 2023 is 13.0% and 13.0%, and 13.0% and 13.0%, respectively. During the three and nine months ended July 31, 2024, the Company recorded accretion expense of $3,164 and $9,132, respectively, and a gain on the fair value of the warrant liability of $23,652 and $54,883, respectively, compared to accretion expense of $2,784 and $6,052, respectively, and a gain on the fair value of the warrant liability of $5,871 and $6,057, respectively, during the three and nine months ended July 31, 2023.

The combination of the $262,533 premium associated with the conversion feature of the March 2023 Notes and the $831,108 discount associated with the March 2023 Warrants results in a net discount of $568,574 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2024 and 2023 is 44.6% and 44.6%, and 44.6% and 44.6%, respectively. During the three and nine months ended July 31, 2024, the Company recorded accretion expense of $13,861 and $37,305, and a (gain) or loss on the fair value of the warrant liability of $(183,983) and $(426,923), compared to accretion expense of $9,073 and $12,083, respectively, and a gain on the fair value of the warrant liability of $45,667 and $46,187, respectively, during the three and nine months ended July 31, 2023.

The combination of the $175,000 premium associated with the conversion feature of the June 2023 Notes and the $529,810 discount associated with the June 2023 Warrants results in a net discount of $354,810 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2024 is 39.5% and 39.5%, respectively, with no activity in the prior periods. During the three and nine months ended July 31, 2024, the Company recorded accretion expense of $8,778 and $23,882 and a gain on the fair value of the warrant liability of $122,639 and $284,579, compared to accretion expense of $3,007 and $3,007 and a gain on the fair value of the warrant liability of $6,596 and $6,596, respectively, during the three and nine months ended July 31, 2023.

During the three and nine months ended July 31, 2024 and 2023, the Company recorded $8,167 and $24,322, and $8,167 and $18,074 in interest expense, respectively, on the January 2023 Notes. During the three and nine months ended July 31, 2024 and 2023, the Company recorded $15,881 and $47,299, and $15,880 and $21,432 in interest expense on the March 2023 Notes, respectively. During the three and nine months ended July 31, 2024 and 2023, the Company recorded $10,586 and $31,529, and $4,964 and $4,964 in interest expense on the June 2023 Notes, respectively.

As of July 31, 2024 and October 31, 2023, the Company had accrued $50,562 and $26,240, respectively, in interest on the January 2023 Notes. As of July 31, 2024 and October 31, 2023, the Company had accrued $84,613 and $37,314, respectively, in interest on the March 2023 Notes. As of July 31, 2024 and October 31, 2023, the Company had accrued $47,079 and $15,551, respectively, in interest on the June 2023 Notes.

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

On May 13, 2024, the Company entered into securities purchase agreements (the “May Purchase Agreement”) with accredited investors, pursuant to which the Company issued and sold to the investors, in a private placement, (i) senior secured convertible notes (the “May Series 2024 Notes”) in the principal amount of $375,000 for a purchase price of $300,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “May Series 2024 Warrants”).

On June 21, 2024, the Company entered into a letter agreement (the “Target Extension Agreement”) with Target Capital 16 LLC (“Target”). Pursuant to the Target Extension Agreement, the maturity date of the January Series 2024 Notes of the Company held by Target, in the aggregate original principal amount of $3,750,000, was extended by 60 days, to October 16, 2024 (the “Original Final Maturity Date”), provided that, if the Company (A) will have been diligently pursuing the consummation of a Liquidity Event (as defined in the Notes) through such date (as evidenced by the filing of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended) and (y) will have delivered an extension notice, then the Original Final Maturity Date will be extended to November 16, 2024 (the “Extended Final Maturity Date”), and (B) will have consummated a Liquidity Event on or before the Original Final Maturity Date or Extended Final Maturity Date, then the Extended Final Maturity Date will be extended by 180 days from the date of such consummation.

On July 16, 2024, the Company entered into a second letter agreement (the “Target Consolidation Agreement”) with Target. Pursuant to the Target Consolidation Agreement, in consideration of an additional $300,000 paid by Target to the Company, the outstanding January Series 2024 Notes, each as amended by the Target Extension Agreement, were consolidated, amended and restated into a new note (the “July Series 2024 Notes”) under the Purchase Agreement. The July Series 2024 Note has a subscription amount of $3,300,000, an original issue discount of $825,000, and an original principal amount of $4,125,000, and otherwise has the same material terms as the Outstanding Notes.

The January Series 2024 Notes, April Series 2024 Notes, May Series 2024 Notes, and July Series 2024 Notes are collectively the “Series 2024 Notes.” The January Series 2024 Warrants, April Series 2024 Warrants, and May Series 2024 Warrants are collectively the “Series 2024 Warrants.” No Series 2024 Warrants were issued with the July Series 2024 Notes.

Interest on the Series 2024 Notes will accrue commencing on the earlier of the maturity date or upon an event of default, at the annual rate of 20%, due the first day of each calendar month following such date. The January Series 2024 Notes will mature at the earlier of (i) six months from the issuance date (the “Original Maturity Date”) and (ii) the occurrence of a Liquidity Event (as defined in the January Series 2024 Notes), provided that the Company may extend the maturity date for an additional three months (the “January Extension Period”). The April Series 2024 Notes will mature at the earlier of (i) May 16, 2024 and (ii) the occurrence of a Liquidity Event (as defined in the April Series 2024 Notes), provided that the Company may extend the maturity date for an additional three months (the “April Extension Period”). The May Series 2024 Notes will mature at the earlier of (i) May 16, 2024 and (ii) the occurrence of a Liquidity Event (as defined in the May Series 2024 Notes), provided that the Company may extend the maturity date for an additional three months (the “May Extension Period”). The July Series 2024 Notes will mature on October 16, 2024 (the “Original Final Maturity Date”), provided that, if the Company (A) will have been diligently pursuing the consummation of a Liquidity Event (as defined in the Notes) through such date (as evidenced by the filing of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended) and (y) will have delivered an extension notice, then the Original Final Maturity Date will be extended to November 16, 2024 (the “Extended Final Maturity Date”), and (B) will have consummated a Liquidity Event on or before the Original Final Maturity Date or Extended Final Maturity Date, then the Extended Final Maturity Date will be extended by 180 days from the date of such consummation. The Series 2024 Notes are secured by all of the Company’s assets pursuant to a security agreement between the Company and the investors. The Series 2024 Notes will be convertible, at the option of the investors, into common stock commencing on the maturity date, at a conversion price equal to the product of (x) the Liquidity Event Price (as defined in the Series 2024 Notes) and (y) 0.70 (or 0.60 if the Company has extended the maturity date), provided however, that if no Liquidity Event has occurred by the maturity date then the conversion price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis. In addition, the Company will have the right to effect conversion of the Series 2024 Notes if, at the time (a) a Liquidity Event has occurred and (b) the underlying shares are registered for resale.

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

In order to determine the conversion price of the Series 2024 Notes, the Company analyzed the guidance in ASC 470 related to multi-step discounts. The Company deemed that the most likely scenario to be utilized for valuing the conversion feature was a conversion following a Liquidity Event at the option of the investor during the Extension Period as this represents the most advantageous scenario from the perspective of the investor with the shortest period in which the investor could recognize a return on its investment. Because the Company filed an amendment to its Form S-1 Registration Statement on February 2, 2024 which contemplates that, following effectiveness, the selling shareholders may offer their shares at a fixed price of $15.00 per share, the assumed Liquidity Event Price in this scenario is also deemed to be $15.00. For the January Series 2024 Notes, upon issuance, under the scenario based on the aforementioned assumptions, the Company would issue 416,667 shares of common stock upon conversion, and it recognized a premium of $2,500,005. Similarly, for the April Series 2024 Notes, upon issuance, under the scenario based on the aforementioned assumptions, the Company would issue 24,306 shares of common stock upon conversion, and it recognized a premium of $145,840. Finally, for the May Series 2024 Notes, upon issuance, under the scenario based on the aforementioned assumptions, the Company would issue 41,666 shares of common stock upon conversion, and it recognized a premium of $249,990. On July 1, 2024, the Company filed an amendment to its Form S-1 Registration Statement which contemplates an initial public offering price of between $5.00 and $6.00, with a mid-point of $5.50 per share. As such, for the July Series 2024 Notes, the assumed Liquidity Event Price is also deemed to be $5.50 resulting in the assumed issuance of a total of 1,250,000 shares of common stock upon conversion and the recognition of additional premium of $249,995.

The Company assessed the Series 2024 Warrants first under ASC 480. Based on the attributes of the Series 2024 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the Series 2024 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. Because the scenario under which the Series 2024 Notes are analyzed assumes a Liquidity Event, the scenarios under which to analyze the Series 2024 Warrants should also contain a Liquidity Event. As such, the assumed exercise price is $15.00, and the Company would issue 250,000 shares upon exercise of the January Series 2024 Warrants, 14,583 shares upon exercise of the April Series 2024 Warrants, and 25,000 shares upon exercise of the May Series 2024 Warrants. At issuance, the Company recorded a warrant liability of $2,732,304 related to the January Series 2024 Warrants, $157,733 related to the April Series 2024 Warrants, and $269,752 related to the May Series 2024 Warrants, all of which are remeasured at fair market value at the end of each reporting period. The combination of the premium related to the conversion feature of $2,500,005, the original issuance discount of $750,000, and the warrant liability of $2,732,304 resulted in the recognition of a debt discount of $5,232,309 at issuance of the January Series 2024 Notes and January Series 2024 Warrants. Similarly, the combination of the premium related to the conversion feature of $145,840, the original issuance discount of $43,750, and the warrant liability of $157,733 resulted in the recognition of a debt discount of $303,573 at issuance of the April Series 2024 Notes and April Series 2024 Warrants. Finally, the combination of the premium related to the conversion feature of $249,990, the original issuance discount of $75,000, and the warrant liability of $269,752 resulted in the recognition of a debt discount of $519,742 at issuance of the May Series 2024 Notes and May Series 2024 Warrants.

The combination of the $2,500,005 premium associated with the conversion feature of the January Series 2024 Notes, the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes, and the $5,232,309 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2024, is 659% for the November issuance and 624% for the January issuance. During the three and nine months ended July 31, 2024, the Company recorded accretion expense of $1,382,897 and $3,482,304, respectively.

Pursuant to ASC 480, the Company assessed the January Series 2024 Notes and the July Series 2024 Notes comparing the present value of the cash flows of both notes at the January Series 2024 Notes effective interest rate. Because the difference between the present value of the January Series 2024 Notes and July Series 2024 Notes cash flows was greater than 10%, the two sets of notes were deemed to be substantially different and, as such, the extinguishment of January Series 2024 Notes were recorded as a gain in the statement of operations. Immediately prior to the extinguishment, the Company recorded a gain on the fair value of the warrant liability of $1,713,320. On the day of the extinguishment, the Company recorded additional proceeds of $300,000, additional original issuance discount of $75,000, the extinguishment of the original warrant liability of $990,719, additional premium of $249,995, and a gain on the transition of $740,724.

The combination of the $145,840 premium associated with the conversion feature of the April Series 2024 Notes, the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes, and the $303,573 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted thru the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2024 is over 5000%. During the three and nine months ended July 31, 2024, the Company recorded accretion expense of $154,785 and $201,483, respectively, and a gain on the fair value of the warrant liability of $100,462 and $100,459, respectively, with no activity in the prior year period.

The combination of the $249,990 premium associated with the conversion feature of the May Series 2024 Notes, the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes, and the $519,742 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted thru the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2024 is over 104,000%. During the three and nine months ended July 31, 2024, the Company recorded accretion expense of $344,752 and $344,752, respectively, and a gain on the fair value of the warrant liability of $171,568 and $171,568, respectively, with no activity in the prior year period.

During the three and nine months ended July 31, 2024, no interest expense was recorded on the Series 2024 Notes, with no activity recorded during the prior year period. As of July 31, 2024 and October 31, 2023, no accrued interest was recorded on the Series 2024 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of July 31, 2024 and October 31, 2023, 0 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding.

Activity for the nine months ended July 31, 2024 and 2023

There were no sales or grants of preferred shares during the nine months ended July 31, 2024 or 2023.

Common Stock

As of July 31, 2024, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of July 31, 2024 and October 31, 2023, 4,460,535 and 4,430,535 shares were issued and outstanding, respectively.

Activity for the nine months ended July 31, 2024 and 2023

On November 16, 2023, the Company granted 30,000 shares of common stock pursuant to the execution of a consulting agreement. The shares were granted at $15.00 per share. The shares vested immediately and are not subject to any revision based on the terms of the consulting agreement. The Company has recorded the value of the shares granted, $450,000, as consulting expense.

There were no grants of common stock during the nine months ended July 31, 2023.

Stock-Based Compensation

There were no grants of stock purchase options during the nine months ended July 31, 2024 or 2023.

The table below presents option activity for the nine months ended July 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value

Balance at October 31, 2023	1,112,923	10.84	6.64	16,889,060
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at July 31, 2024	1,112,923	$10.84	5.89	$1,560,431

Stock based compensation expense related to options for the three and nine months ended July 31, 2024 and 2023, amounted to $383,429 and $1,156,280, and $386,616 and $902,688 respectively. As of July 31, 2024 and October 31, 2023, 900,872 and 831,333 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $2,343,385 and $3,506,561 as of July 31, 2024 and October 31, 2023, respectively.

Warrants

During the nine months ended July 31, 2024, the Company issued pre-funded warrants to purchase 1,060,000 shares of common stock. These pre-funded warrants have an exercise price of $0.01 and may be exercised at any time until all pre-funded warrants are exercised in full. During the nine months ended July 31, 2023, the Company did not issue any warrants.

A summary of the Company’s common stock underlying the outstanding warrants as of July 31, 2024, is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life

Outstanding at October 31, 2023	444,454	20.56	1.65
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(113,846)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding at July 31, 2024	330,608	$23.29	1.26

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Payable

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of July 31, 2024 and October 31, 2023, the Company owes this entity $5,645 and $28,222, respectively, in past due rent. This amount is included in Accounts Payable on the balance sheet. The rental rates charged to the Company, $5,645 per month, are consistent with commercial rental rates in the area.

Convertible Notes, Debt Discount and Accrued Interest

The principal balance outstanding on the 2021 Series Convertible note, which is owned by a relative of the former CFO, amounted to $480,000 and $480,000 as of July 31, 2024 and October 31, 2023, respectively. During the three and nine months ended July 31, 2024 and 2023, the Company recorded $6,049 and $18,196, and $6,050 and $17,951, respectively, in interest expense related to these notes. As of July 31, 2024 and October 31, 2023, accrued, but unpaid, interest on these notes was $72,000 and $53,804, respectively.

On August 2, 2024, we received a notice of default with respect to this note. We are in negotiations with the holder of the note to extend the maturity date of the note, but there is no assurance we will reach an agreement to extend the maturity date of the note. The note is convertible into our common stock at a price of $26.00 per share at the option of the holder and is subject to mandatory conversion in the event (i) our common stock is publicly traded, (ii) the common stock trades at a price of at least $3.00 per share for at least 20 days and the average daily trading volume during such 20 day period is at least 15,000 shares, and (iii) we either have an effective registration statement allowing for resale of the common stock free of any restrictions or the shares are eligible for sale without restriction by the holder upon conversion. Subject to such conditions, the note may be subject to mandatory conversion following completion of an offering, however, there can be no assurance the note will become subject to mandatory conversion. Though the default under this note also constitutes an event of default under certain other outstanding notes issued by the Company, such cross-defaults have been waived by the holders.

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

The following discussion analyzes our operating results for the three and nine months ended July 31, 2024 and compares those results to the three and nine months ended July 31, 2023. The discussion below also analyzes our liquidity and capital resources as of July 31, 2024 and material changes in those resources since the October 31, 2023. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the nine months ended July 31, 2024 and 2023 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of July 31, 2024 of $35.9 million. We incurred net losses of approximately $7.8 million and $5.4 million during the nine months ended July 31, 2024 and the year ended October 31, 2023, respectively. We used cash in operating activities of $2.3 million and $2.0 million for the nine months ended July 31, 2024 and 2023, respectively. We had a working capital deficit of approximately $8.2 million as of July 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
	2024	2023

Product Sales	$318,109	$561,490
Product Sales, Related Parties	1,800	15,750
Total Revenue	319,909	577,240
Less: Cost of Goods Sold	(65,438)	(96,815)
Gross Profit	254,471	480,425
Selling, General and Administrative Expenses	(1,383,346)	(1,486,866)
Research and Development	(125,628)	(33,146)
Interest Expense	(1,950,925)	(81,976)
Other Project Income, Net		191,746
Gain on Extinguishment of Debt	740,724	-
Unrealized Gain (Loss) on Derivative/Warrant Liability	2,315,624	58,133
Net Loss	$(149,080)	$(871,684)

Net Loss

We recorded a net loss of $149,080 in the three months ended July 31, 2024, a decrease of $722,604 from the three months ended July 31, 2023, or 83%. The decreased loss in the three months ended July 31, 2024 was due to a significant unrealized gain on Derivative/Warrant Liability, a gain on extinguishment of debt and a reduction in legal expenses, offset by significant interest recorded as discount accretion related to the 2024 Senior Secured Notes and an increase in consulting expenses related to a common stock grant. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended July 31, 2024, decreased by $257,331, or 45%, from the three months ended July 31, 2023. The decrease is attributable to the factors described below, primarily decreased sales of research and development products. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore, there was no consulting revenue recognized in the three months ended July 31, 2024, or 2023.

During the three months ended July 31, 2024 and 2023, research and development product sales were $72,913 and $284,306, respectively, a decrease in the three months ended July 31, 2024 of $211,393, or 74%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing fewer CAFs and native fibroblasts in the three months ended July 31, 2024. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended July 31, 2024 and 2023 were $214,839 and $217,991 respectively, a decrease of $3,152, or 1%. The decrease is attributable to decreased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated slightly less patients during the three months ended July 31, 2024. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended July 31, 2024 and 2023, were $1,800 and $15,750, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended July 31, 2024 totaled $65,438 compared to $96,815 during the three months ended July 31, 2023, a decrease of $31,377, or 32%, resulting in gross profit of $254,471 and $480,425 for the three months ended July 31, 2024 and 2023, respectively. The gross profit percentages for the three months ended July 31, 2024 and 2023 were 80% and 83%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the three months ended July 31, 2024 and 2023. The overall decrease in gross profit in the three months ended July 31, 2024 was attributable to an decrease in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses decreased from $1,486,866 in the three months ended July 31, 2023, to $1,383,346 in the three months ended July 31, 2024. This decrease of $103,520 or 7% was primarily due to a reduction in legal fees of $87,558.

Research and Development

Research and development expenses for the three months ended July 31, 2024 and 2023 were $125,628 and $33,146, respectively, an increase of $92,482, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the three months ended July 31, 2024, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy for future clinical trials. In the three months ended July 31, 2023, the Company had limited its research and development efforts.

Interest Expense

Interest expense for the three months ended July 31, 2024, was $1,950,925, an increase of $1,868,949 from the interest expense for the three months ended July 31, 2023, of $81,976. This increase is primarily due to debt discount accretion, related to the 2024 Senior Secured Notes. The interest expense related to the remaining debt on our balance sheet of approximately $8.6 million is expected to be all non-cash interest expense.

Gain on Extinguishment of Debt

During the three months ended July 31, 2024, the Company extinguished certain debt and issued a new debt instrument in its place. The transactions resulted in a gain on extinguishment of debt of $740,724. There were no similar transactions during the three months ended July 31, 2023.

Unrealized Gain on Derivative/Warrant Liability

During the year ended October 31, 2023, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $6,436,350. In connection with these notes, the Company recognized a Derivative/Warrant liability. At July 31, 2024 and 2023, this liability was marked to market, resulting in an unrealized gain during the three months ended July 31, 2024 and 2023 of $2,315,624 and $58,133, respectively.

The following table summarizes our operating results for the nine months ended July 31, 2024 and 2023:

	Nine Months Ended July 31,
	2024	2023

Product Sales	$1,299,056	$1,170,364
Product Sales, Related Parties	18,000	33,750
Consulting Revenue	-	25,000
Total Revenue	1,317,056	1,229,114
Less: Cost of Goods Sold	(244,802)	(225,960)
Gross Profit	1,072,254	1,003,154
Selling, General and Administrative Expenses	(5,068,793)	(4,445,217)
Research and Development	(421,552)	(106,426)
Write-off of Offering Costs	(2,656,962)	-
Interest Expense	(4,282,853)	(178,606)
Other Project Income, Net	-	191,746
Gain on Extinguishment of Debt	740,724	-
Unrealized Gain on Derivative/Warrant Liability	2,779,997	58,840
Net Loss	$(7,837,185)	$(3,476,509)

Net Loss

We recorded a net loss of $7,837,185 in the nine months ended July 31, 2024, an increase of $4,360,676 from the nine months ended July 31, 2023, or 125%. The increased loss in the nine months ended July 31, 2024 was due primarily to the write-off of deferred offering costs related to prior efforts at an initial public offering that had been abandoned, significant interest recorded as discount accretion related to the 2024 Senior Secured Notes and an increase in consulting expenses related to common stock granted and cash expense recorded related to a consulting agreement, executed in connection with the issuance of our 2024 Senior Secured Notes Payable – Stock Settled. In addition, this was offset by a gain on extinguishment of debt and an increase in the unrealized gains on derivative/warrant liability in the nine months ended July 31, 2024, as discussed further below. Interest expense increased during the nine months ended July 31, 2024, due to the issuance of the 8% 2023 Series, 2023 Series B notes and the 2024 Senior Secured notes, in particular the discount accretion related to the 2024 Senior Secured Notes Payable. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the nine months ended July 31, 2024, increased by $87,942, or 7%, from the nine months ended July 31, 2023. The increase is attributable to the factors described below, primarily increased sales of research and development products and sales of our AlloRx Stem Cells. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore. There was no consulting revenue recognized in the nine months ended July 31, 2024 and $25,000 in the nine months ended July 31, 2023.

During the nine months ended July 31, 2024 and 2023, research and development product sales were $322,870 and $307,324, respectively, an increase in the nine months ended July 31, 2024 of $15,546, or 5%. The increase was attributable to biopharmaceutical institutions, university research labs and clinics purchasing more CAFs and native fibroblasts in the nine months ended July 31, 2024. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the nine months ended July 31, 2024 and 2023 were $870,712 and $661,208 respectively, an decrease of $209,504, or 32%. The increase is attributable to increased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated many more patients during the nine months ended July 31, 2024, due to increased interest in using AlloRx. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the nine months ended July 31, 2024 and 2023, were $18,000 and $33,750, respectively.

Cost of Goods Sold

Our cost of goods sold during the nine months ended July 31, 2024 totaled $244,802 compared to $225,960 during the nine months ended July 31, 2023, an increase of $18,842, or 8%, resulting in gross profit of $1,072,254 and $1,003,154 for the nine months ended July 31, 2024 and 2023, respectively. The gross profit percentages for the nine months ended July 31, 2024 and 2023 were 81% and 82%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the nine months ended July 31, 2024 and 2023. The overall increase in gross profit in the nine months ended July 31, 2024 was attributable to an increase in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses increased from $5,068,793 in the nine months ended July 31, 2023 to $4,445,217 in the nine months ended July 31, 2024. This increase of $623,576 or 14% was primarily due to an increase in stock-based compensation of $253,592 and an increase in consulting expense of $898,668, offset by a reduction in legal fees of $379,722. The increased consulting costs were primarily related to common stock granted valued at $450,000 and cash expense recorded of $75,000 related to a consulting agreement, executed in connection with the issuance of our 2024 Series Senior Secured Notes Payable – Stock Settled.

Research and Development

Research and development expenses for the nine months ended July 31, 2024 and 2023 were $421,552 and $106,426, respectively, an increase of $315,126, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the nine months ended July 31, 2024, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy for future clinical trials. In the nine months ended July 31, 2023, the Company had limited its research and development efforts.

Write-off of Offering Costs

During the nine months ended July 31, 2024,the Company recorded as expense $2,656,962 related to the write off of previously capitalized Deferred Offering Costs. The write off of the deferred costs was related to efforts at an initial public offering that has been abandoned by the Company. There was no comparable expense recorded during the comparable prior period.

Interest Expense

Interest expense for the nine months ended July 31, 2024 was $4,282,853, an increase of $4,104,247 from the interest expense for the nine months ended July 31, 2023 of $178,606. This increase is primarily due to debt discount accretion, related to the 2024 Senior Secured Notes. The interest expense related to the remaining debt on our balance sheet of approximately $8.6 million is expected to be all non-cash interest expense.

Gain on Extinguishment of Debt

During the nine months ended July 31, 2024, the Company extinguished certain debt and issued a new debt instrument in its place. The transactions resulted in a gain on extinguishment of debt of $740,724. There were no similar transactions during the nine months ended July 31, 2023.

Unrealized Gain on Derivative/Warrant Liability

During the year ended October 31, 2023 and the nine months ended July 31, 2024, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $6,436,350. In connection with these notes, the Company recognized a Derivative/Warrant liability. At July 31, 2024 and 2023, this liability was marked to market, resulting in an unrealized gain during the nine months ended July 31, 2024 and 2023 of $2,779,997 and $58,840, respectively.

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

Working Capital

As of July 31, 2024, we had a working capital deficit of approximately $8.2 million, comprised of current assets of $1.9 million and current liabilities of $10.1 million. The working capital deficit at July 31, 2024, increased approximately $6.6 million from October 31, 2023, our prior fiscal year end. Cash increased from $0.1 million as of October 31, 2023, to $1.5 million at July 31, 2024, due to our issuance of the 2024 Senior Secured Convertible Notes Payable.

During the nine months ended July 31, 2024, we sold $4.7 million of Senior Secured Convertible Notes Payable – Stock Settled as well as warrants to purchase our common stock for aggregate, net proceeds of $3.8 million. The Senior Secured Convertible Notes are payable solely in shares of our common stock. The Notes will be convertible, at the option of the holders, into common stock commencing on the maturity date, at a conversion price equal to the product of (x) the Liquidity Event Price as defined in the Notes and (y) 0.70 (or 0.60 if the Company has extended the maturity date), provided however, that if no Liquidity Event has occurred by the maturity date then the conversion price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis. In addition, the Company will have the right to effect conversion of the Notes if, at the time (a) a Liquidity Event has occurred and (b) the underlying shares are registered for resale. The proceeds from the sale of the Senior Secured Convertible Notes and the warrants have been and will be used for general corporate purposes. We continue efforts to raise capital for our short-term liquidity and capital needs.

As a result of our limited working capital position as of July 31, 2024, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Our significant contractual cash requirements as of July 31, 2024, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in “Note 6—Lease Obligations,” and “Note 7—Debt,” of the Notes to our unaudited consolidated financial statements within this Report. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of July 31, 2024, we had payments for lease, loan and other known contractual obligations of approximately $9.7 million, of which approximately $5.7 million are payable within 12 months as of July 31, 2024.

In addition to our other outstanding debt as further described in “Note 7—Debt” to our unaudited consolidated financial statement, we currently have outstanding a 5% Convertible Note in the original principal amount of $480,000 that matured on July 31, 2024. On August 2, 2024, we received a notice of default with respect to this note. We are in negotiations with the holder of the note to extend the maturity date of the note, but there is no assurance we will reach an agreement to extend the maturity date of the note. The note is convertible into our common stock at a price of $26.00 per share at the option of the holder and is subject to mandatory conversion in the event (i) our common stock is publicly traded, (ii) the common stock trades at a price of at least $3.00 per share for at least 20 days and the average daily trading volume during such 20 day period is at least 15,000 shares, and (iii) we either have an effective registration statement allowing for resale of the common stock free of any restrictions or the shares are eligible for sale without restriction by the holder upon conversion. Subject to such conditions, the note may be subject to mandatory conversion following completion of this offering, however, there can be no assurance the note will become subject to mandatory conversion. Though the default under this note also constitutes an event of default under certain other outstanding notes issued by the Company, such cross-defaults have been waived by the holders. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including such note, depends on our future performance and receipt of additional capital, which is subject to economic, financial, competitive and other factors beyond our control. Repayment of these obligations, even if we are able to obtain the requisite capital, would decrease the funds available to further our business plan.

On July 16, 2024, the Company entered into the Target Agreement with Target. Pursuant to the Target Agreement, in consideration of an additional $300,000 paid by Target to the Company, the outstanding notes issued by the Company to Target under the November 2023 Purchase Agreement, consisting of a (i) $2,500,000 original principal amount note dated November 16, 2023 (“First Note”) and (ii) $1,250,000 original principal amount note dated January 4, 2024 (the “Second Note,” and collectively with the First Note, the “Outstanding Notes”), each as amended by the letter agreement between the Company and Target, dated June 19, 2024, were consolidated, amended and restated into a new note (the “Consolidated Note”) under the November 2023 Purchase Agreement. The Consolidated Note has a subscription amount of $3,300,000, an original issue discount of $825,000, and an original principal amount of $4,125,000, and otherwise has the same material terms as the Outstanding Notes.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the nine months ended July 31, 2024 and 2023:

	Nine months ended July 31,
	2024	2023

Net Cash Used in Operating Activities	$(2,282,833)	$(1,966,899)
Net Cash Used in Investing Activities	(634)	(160,289)
Net Cash provided by (Used in) Financing Activities	3,724,801	1,670,825
Beginning Cash Balance	101,754	741,538
Ending Cash Balance	$1,543,088	$285,175

Operating Activities

Net cash used in operating activities during the nine months ended July 31, 2024, was $2,282,833, compared to $1,966,899 during the nine months ended July 31, 2023, representing an increase of $315,934, or 16%. While net loss increased significantly during the nine months ended July 31, 2024, compared to the nine months ended July 31, 2023, most of the increases were non-cash in nature.

Investing Activities

Cash used by investing activities during the nine months ended July 31, 2024, was $634 compared to $160,289 in the nine months ended July 31, 2023, representing an decrease in cash used of $159,655. During the nine months ended July 31, 2024, we incurred patent costs of $634. During the nine months ended July 31, 2023, we acquired property and equipment for $127,158 and incurred patent and other costs of $33,131.

Financing Activities

Cash provided by financing activities during the nine months ended July 31, 2024, was $3,724,801, while cash provided by financing activities during the nine months ended July 31, 2023 was $1,670,825. During the nine months ended July 31, 2024, we issued $4,718,750 in Senior Secured Convertible Notes and common stock purchase warrants for net proceeds of $3.775 million and made capital lease principal payments of $50,199. During the nine months ended July 31, 2023, we issued $1,717,600 in 8% Convertible Notes and common stock purchase warrants and made capital lease principal payments of $46,775.

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

In determining the estimated fair value of our common stock for equity awards granted from August 2021 to February 2022, the Board primarily considered the then most recent independent third-party valuation obtained by the Company in connection with its acquisition of InfiniVive MD and Fitore on August 1, 2021, in addition to the subjective factors discussed above. After considering the independent third-party valuation and the other subjective factors discussed above, the Board determined valuations of our common stock of $4.94 per share as of August 1, 2021, and such valuations by the Board were used for the purposes of determining the stock-based compensation expense for all stock options and equity awards granted from August 2021 to February 2022. More recently, in determining the estimated fair value of our common stock underlying stock options and equity awards granted since February 22, 2022, the Board, with input from management and recognizing the arms-length nature of the transaction, primarily considered the holder’s election in February 2022 to voluntarily convert a Senior Secured Convertible Promissory Note into 142,788 shares of our common stock at the embedded conversion price of $26.00 per share pursuant to the terms of the Senior Secured Convertible Promissory Note. The Board also considered other pertinent information available to it at the time of the grants, including the subjective factors discussed above. After considering these factors, the Board determined valuations of our common stock of $26.00 per share as of March 1, 2022 and July 6, 2022, and such valuations by the Board were used for the purposes of determining the stock-based compensation expense for the options granted on each of March 1, 2022 and July 6, 2022. Stock based compensation expense related to options for the fiscal years ended October 31, 2023 and 2022 amounted to $1,292,270 and $2,197,597, respectively. Stock based compensation expense related to options for the three and nine months ended July 31, 2024 and 2023 amounted to $383,429 and $1,156,280, and $386,616 and $902,688, respectively.

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

The Company accounts for other indefinite life intangible assets in accordance ASC Topic 350, Goodwill and Other Intangible Assets (ASC 350). ASC 350 requires that intangible assets that have indefinite lives are required to be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount exceed their fair value. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company has recorded Goodwill of $3,608,949. The Company has one reporting unit. As of October 31, 2023, the Company assessed the Goodwill for impairment and determined the fair value of the Company’s single reporting unit was greater than the negative carrying amount of approximately $(1.1) million of the Company’s single reporting unit.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2024, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting. See information under “Changes in Internal Control Over Financial Reporting” below for information as to a material weakness in our internal control, which in turn affected our disclosure controls and procedures.

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

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2024 that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. However, to our knowledge, except as set forth below, no legal proceedings, government actions, administrative actions, investigations, or claims are currently pending or threatened against us or our officers and directors in which we are adverse. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On August 27, 2024, Tanner Haas brought a complaint against us in District Court, City and County of Denver, Colorado. The complaint alleges that the Company failed to repay an outstanding promissory note issued by the Company to the plaintiff upon maturity on July 31, 2024. The plaintiff is seeking payment of the outstanding principal amount of $555,660 plus interest from the maturity date and legal fees and costs.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be reported.

ITEM 3. Defaults Upon Senior Securities

The Company failed to repay a promissory note that matured on July 31, 2024. On August 2, 2024, we received a notice of default with respect to this indebtedness, and on August 27, 2024, the noteholder filed a complaint against us in connection with this default (see “Legal Proceedings”). The total amount we owe under this note, including accrued interest through the date of the filing of this report is $555,090.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits [ADD EXHIBITS AS NECESSARY FOR 8-Ks]

The following exhibits are filed, furnished or incorporated by reference with this report:

Exhibit Number	Exhibit Description

10.1	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024)
10.2	Amendment to Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
10.3	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
10.4	Form of Pre-funded Warrants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
10.6	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024)
10.7	Form of Consolidated Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: September 16, 2024	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: September 16, 2024		/s/ Thomas W. Ohrt
Thomas W. Ohrt, Chief Financial Officer
(Principal Financial Officer)

