Form 10-K
period 2024-10-31
Vitro Biopharma, Inc.
filed 2025-01-28
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

As of January 28, 2025, there were outstanding 4,460,535 shares  of the registrant’s Common Stock, $0.001 par value.

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

PART I

Item 1. Business

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and PASC, or Long COVID, and expect to commence those trials in 2025. We generate revenue from our other technologies through a number of other activities, including through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our capital expenses.

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

We intend to initiate our FDA cleared clinical trials for PTHS and Long COVID in 2024 pending IRB approval of clinical trial agreements with contemplated collaborators and clinical trial sites. In addition, we are also currently focused on our pre-clinical development programs for MS, Lupus (SLE) and Alzheimer’s disease. We plan to submit two additional IND applications to FDA to initiate Phase 1/2a clinical trials to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE) sometime in 2025 and in adults with MS in 2025, which will be subject to FDA clearance prior to the initiation of any clinical trials for these indications. We are also advancing and actively pursuing preclinical research and development activities of AlloRx Stem Cell therapy for the potential treatment of Alzheimer’s disease with the goal of progressing towards a potential IND filing for this indication in the future.

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

MSC-Gro™

Our “clinical grade” formulation of MSC-Gro, our proprietary specialty culture media, is sold by us to a single customer in Australia that utilizes MSC-Gro to manufacture its stem cell therapy product candidate currently being investigated for the potential treatment of osteoarthritis; this customer is planning to commence a pivotal Phase 3 clinical trial in Australia in early 2025 and, upon a successful outcome, expects that its stem cell therapy product candidate may be eligible to obtain regulatory approval for commercialization in Australia in 2026. If this customer’s stem cell therapy product candidate is ultimately approved for commercialization in Australia, we expect to benefit from the increased sales of MSC-Gro to this particular customer as it scales up manufacturing to meet commercial demand.

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

Our Core Development Programs

Our pipeline includes five core development programs, including our expected lead development program for the treatment of PTHS. In the United States, we are authorized to conduct two clinical trials under two FDA cleared INDs for the purpose of evaluating the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID. We intend to initiate these clinical trials in 2025 and requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. In the future, we may engage one or more third-party CROs to assist us in, among other things, identifying trial sites for these contemplated clinical trials and in conducting and managing these clinical trials on our behalf.

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

Set forth below is additional information regarding our core development programs:

Pitt-Hopkins Syndrome

Under an IND, which became effective on November 4, 2021, we are authorized to conduct a randomized, double-blind, placebo-controlled Phase 1/2a trial to evaluate the safety and efficacy of AlloRx Stem Cell therapy in children with PTHS. We intend to enter into a clinical trial agreement with one or more medical institutions or clinical trial sites to conduct this trial. The trial stipulates enrolling up to 30 patients, with enrollment expected to commence in 2025 pending requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. Once fully enrolled, we expect this trial to last for approximately 12 to 24 months.

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

In October 2021, we submitted an amendment to request an extension of our effective IND from FDA to expand the clinical protocol and treated indication of ARDS secondary to COVID-19 infection to include Long COVID, which is now effective. Accordingly, we are now authorized to conduct a multicenter, randomized, double-blind, placebo-controlled Phase 1/2a trial under such IND to evaluate the safety and efficacy of AlloRx Stem Cell therapy for the treatment of Long COVID in adults. The trial stipulates enrolling 30 patients, with enrollment expected to commence in 2025 pending requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. Once fully enrolled, we expect the trial to last for approximately six to nine months.

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

Lupus (SLE)

In 2025, we plan to submit an IND application to FDA to initiate a Phase 1/2a clinical trial to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE), which will be subject to FDA review and clearance prior to the initiation of any clinical trials for this indication. The commencement of any Phase 1/2a clinical trial will depend on, among other things, the timing of FDA review and authorization.

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

Multiple Sclerosis (MS)

In 2025, we plan to submit an IND application to FDA to initiate a Phase 1/2a clinical trial to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with MS, which will be subject to FDA review and clearance prior to the initiation of any clinical trials for this indication. The commencement of any Phase 1/2a clinical trial will depend on, among other things, additional funding and the timing of FDA review and authorization.

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

Our Products

MSC-Gro

MSC-Gro is our proprietary specialty culture media that has been developed by us over 20 years of research and development with multiple formulations:

●	Research grade formulation: We have developed a variety of research grade formulations of MSC-Gro, which are marketed and sold mainly to research institutions, clinics and investigators. These institutions use MSC-Gro to support cellular immunotherapy development for cancer and also support stem cell research. We have low serum, serum-free and CAF-specific formulations. We have recently hired a full-time marketer of these products with extensive experience in the marketing and sales of related products. We sell these products directly and through select distributors.

●	Clinical grade formulation: Our clinical grade formulation of MSC-Gro is used by us for the manufacture of AlloRx Stem Cells. As discussed above, we also sell our clinical grade formulation to a single customer in Australia that utilizes MSC-Gro to manufacture its stem cell therapy product candidate currently being investigated for the potential treatment of osteoarthritis; this customer is planning to commence a pivotal Phase 3 clinical trial in Australia in early 2025 and, upon a successful outcome, expects that its stem cell therapy product candidate may be eligible to obtain regulatory approval for commercialization in Australia in 2026. If this customer’s stem cell therapy product candidate is ultimately approved for commercialization in Australia, we expect to benefit from the increased sales of MSC-Gro to this particular customer as it scales up manufacturing to meet commercial demand.

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

Preliminary Tolerability Data for AlloRx Stem Cells

As of October 31, 2024, over 617 subjects have received treatment with AlloRx Stem Cells via peripheral intravenous infusion or direct injection for potential treatment of a wide variety of indications, including ARDS due to COVID-19, Long COVID, MS, ALS, Lupus, MSA, Alzheimer’s disease, CKD, COPD, diabetes and other age-related conditions. To date, there have been no serious adverse events reported that were considered related to AlloRx Stem Cells.

Preliminary Tolerability Data from Compassionate Use in the United States

Sixteen patients in the United States have been treated with AlloRx Stem Cells by third-party physicians or our former partners pursuant to emergency single use eIND authorization (“eIND authorization”) that was granted from the FDA (often referred to as compassionate use) for the treatment of patients with immediately life-threatening conditions or serious diseases, including ARDS due to COVID-19, anaphylaxis secondary to COVID monoclonal antibodies and ALS. Of the sixteen patients treated with AlloRx Stem Cells pursuant to eIND authorization in the United States, seven patients died from causes determined to be related to COVID-19 but did not experience any serious adverse events that were considered related to the treatment itself, in each case as determined by the treating physician. In general, while we have received preliminary and/or anecdotal data and information from third-party physicians and partners following treatment by them with AlloRx Stem Cells pursuant to emergency single use eIND authorization, we typically have not received final objective data or information related to final end results.

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

Preliminary Tolerability Data from Foreign Clinical Studies

Over 600 subjects have also been treated with AlloRx Stem Cells in foreign clinical studies being conducted by third-parties. For a more complete description of our supply arrangements with certain foreign third-party clinics and medical centers and the open-label, patient-sponsored clinical studies being conducted by such foreign third-party clinics and medical centers, see “—International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies” below. As further described below, for all clinical studies that are conducted by foreign third-party clinics using AlloRx Stem Cells, we receive safety and tolerability data, including data relating to any occurrence of any serious adverse events, from such third-party clinics and medical centers, but they are ultimately responsible for the administration of AlloRx Stem Cells to individuals as well as their care and follow-up. In addition to receipt of safety and tolerability data, we also receive other preliminary and/or anecdotal data and information from time to time, but final end results generated from these open-label clinical studies conducted by foreign third-party clinics are unknown by us, and final objective data is not provided to us by these foreign third-party clinics and medical centers. While certain anecdotal data is used by us to cost-effectively explore where AlloRx Stem Cell therapy may have relevance, we intend to initiate and conduct clinical trials in the United States with the goal of proving efficacy and achieving regulatory approvals for AlloRx Stem Cell therapy, each of which is in the sole authority of the FDA.

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

Clinic Name	Location	Investigator	Subjects Treated (#)	Indications
Medical & Surgical Associates	St. John, Antigua	Dr. Chad Prodromos	Total: 214
			152	Anti-inflammatory
			37	Osteoarthritis
			3	Diabetes
			2	Parkinson’s disease
			3	Chronic Kidney Disease
			8	Autism
			9	1 patient treated for each of various other indications(a)
Medical & Surgical Associates	St. John, Antigua	Dr. Joey Johns	Total: 17	COVID - ARDS
DVCStem	Seven Mile Beach, Grand Cayman Island	Dr. Lou Kona	Total: 360
			160	Anti-inflammatory
			86	Multiple Sclerosis
			5	Diabetes
			4	Fibromyalgia
			7	Crohn’s disease
			23	ALS
			3	Lyme disease
			6	Muscular Dystrophy
			6	Alzheimer’s disease
			26	Parkinson’s disease
			12	RA
			22	1 patient treated for each of various other indications(b)

Clinic Name	Location	Investigator	Subjects Treated (#)	Indications

Matamata Medical Center	Matamata, New Zealand	Dr. Bruce Pitchford	Total: 8
			3	MSA-p
			2	ALS
			3	Familial Tremor, Menigitis, MSA-c
PRMedica	Cabo San Lucas, Mexico	Dr. Victor Ocegueda	Total: 2
			1	Spinal Cord
			1	Long COVID

(a)	1 patient treated for each of various other indications, including: MS, RA, UC, Alzheimer’s, ED and Polymyalgia Rheumatica (a type of RA).
(b)	1 patient treated for each of various other indications, including: Long COVID, Stroke, Spinal Cord, Kidney Disease, UC, Osteoarthritis, COPD, Inclusion Body Myositis, Asbestosis, Asthma, MCA Stoke and Complex regional pain syndrome (CRPS).

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

In the chart above, the relative fluorescent difference at day 1 and 3 using Presto Blue as shown as a function of FBS content in a serum-free medium.

Key Features and Potential Benefits of AlloRx Stem Cell therapy

The key features of AlloRx Stem Cell therapy offer potential benefits as a possible therapeutic, including the following:

●	“Off-the-Shelf” and scalable product. AlloRx Stem Cell therapy is intended to be an “off-the-shelf” commercialized product that is stored frozen and available for on-demand use. AlloRx Stem Cells are allogeneic cells derived from the youngest known adult stem cells as opposed to autologous MSCs derived from adipose tissue, bone marrow, etc. Since these cells are non-immunogenic and do not transfer DNA to the recipient, they do not require tissue extraction as do autologous MSCs. As of March 31, 2024, AlloRx Stem Cells have been administered in over 537 individuals without eliciting a rejection or allergic response from the recipient. We believe this is because umbilical cord-derived MSCs are non-immunogenic meaning that they do not illicit an immune response based on previous independent research by third parties, and thus AlloRx Stem Cell therapy does not require tissue-type matching. Each lot of AlloRx Stem Cell therapy is derived from the Wharton’s jelly of donated umbilical cords, where young MSCs are present. AlloRx Stem Cells are then culture-expanded in vitro using MSC-Gro, our proprietary specialty culture media, to produce more MSCs with potentially increased potency and viability as compared to MSCs prepared using stromal vascular fraction (“SVF”). We currently have the capacity to manufacture over 300 AlloRx Stem Cell therapy treatments per month. We are currently planning a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility. We believe that the use of fully automated closed system bioprocessing in a new cGMP biomanufacturing facility would allow us to fully capitalize on the potential biological advantages of UC-derived MSCs. Leveraging the potential biological advantages of UC-derived MSCs and the increased technological and manufacturing capabilities in a new cGMP biomanufacturing facility, we believe that the number of AlloRx Stem Cell therapy treatments that we may be able to manufacture from just one umbilical cord could increase exponentially from current levels. We believe that these economies of scale may provide us with a significant competitive and financial advantage compared to other cell therapies currently in development that are derived from BM-MSCs, AD-MSCs or P-MSCs. This also provides significant advantages over autologous cell therapy interventions, which involve removing cells from an individual through an operative procedure, and then reintroducing the cells back into the same person, sometimes after weeks of culture expansion. Accordingly, autologous approaches lack economies of scale since they serve only a single patient. In foreign clinical studies conducted by third-parties thus far, AlloRx Stem Cells have been administered through intravenous infusion in under one hour on an outpatient basis, or via direct tissue injection, depending upon the indication.

●	Potential biological advantages of UC-derived MSCs. The starting raw material source for AlloRx Stem Cells is the Wharton’s jelly of donated umbilical cords. As further described above (see “AlloRx Stem Cell therapy for Various Indications: a Scientific Approach —Potential Biological advantages of UC-Derived MSCs”), we believe that UC-derived MSCs have a number of potential biological advantages compared to MSCs sourced from other raw materials. The sourcing and manufacturing of AlloRx Stem Cells are designed to capitalize on the potential biological advantages of MSCs sourced from umbilical cords.

●	Consistent manufacturing. Manufacturing of AlloRx Stem Cells is performed by us at the manufacturing facility we lease in Golden, Colorado. The manufacturing facility is cGMP compliant, with a QMS that is globally recognized as ISO 9001:2015 and ISO 13485:2016 certified. AlloRx Stem Cells are sourced from the Wharton’s jelly of umbilical cords. All donated umbilical cords are received directly from tissue banks registered with The American Association of Tissue Banks (“AATB”). Prior to accepting donated umbilical cords, strict screening and evaluation of the donor’s medical and social history is performed. Prior to processing, the umbilical cords undergo additional rigorous testing, screening and monitoring, including third-party in vitro testing for the absence of a wide variety of common viral infections in donors by FDA-approved assays for a wide variety of infections, including hepatitis A, B and C, COVID-19, and HIV-1/HIV-2. Throughout the production process, the cells are analyzed according to pre-established criteria to ensure that a consistent, well-characterized product candidate is produced in accordance with the Chemistry, Manufacturing and Controls (“CMC”) section of our INDs. We are planning to lease a separate cGMP manufacturing facility once we have the necessary capital resources that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA for the manufacture of AlloRx Stem Cells, given that it is a product intended for parenteral use in humans. Subject to available capital resources, we expect to develop a new cGMP biomanufacturing facility in the future.

●	Preliminary Tolerability Data. As of March 31, 2024, over 537 subjects have received treatment with our AlloRx Stem Cells, primarily in foreign clinical studies conducted by third parties, and no serious adverse events have been reported that were considered related to the product candidate. In foreign clinical studies using AlloRx Stem Cells, we have observed that intra-articular injections for musculoskeletal conditions can produce transient pain, which can be treated by analgesics and typically subsides within 24 to 48 hours.

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

International Supply Arrangements for AlloRx Stem Cells; Foreign Third-Party Conducted Clinical Studies

In addition to our development programs in the United States, we supply AlloRx Stem Cells to certain foreign third-party clinics and medical centers. Internationally, AlloRx Stem Cells are being supplied for use in clinical studies in the following countries:

●	St. John’s, Antigua and Barbuda: The Medical Surgical Associates Center, in collaboration with The Foundation for Orthopaedics and Regenerative Medicine, is expected to conduct over 25 clinical studies for a wide variety of indications, including: stroke, Parkinson’s disease, osteoporosis, lupus, osteoarthritis, cerebral palsy, COPD/asthma, MS, autism, and diabetes. These clinical studies are currently recruiting patients for enrollment. The PI for these clinical studies, Dr. Chadwick Prodromos, owns (i) 32,493 shares of our common stock and (ii) a Class B Warrant to purchase up to 15,384 shares of our common stock at an exercise price of $26.00 per share.

●	Cayman Islands: Ongoing clinical studies being conducted by DVC Stem for a wide variety of indications, including Crohn’s disease, osteoarthritis, meniscus tears, Alzheimer’s disease, and Parkinson’s disease.

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

The Company has not had any further discussions or any contact with European Wellness since May 2023.

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

We have no U.S. patents and have a single patent registered in the Bahamas. We currently have nine pending applications. The nine pending patent applications include one provisional application, three U.S. non-provisional applications, one foreign application, and four international applications (a PCT which serves as a placeholder for many foreign countries that are members).

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

In addition to the potential award of seven-year ODE upon product approval, the benefits of an ODD also include eligibility for certain research tax credits and a waiver of the marketing application fee. An application for a prescription product with an ODD is not subject to an application fee unless the application also includes an indication for a non-rare disease or condition as well. For fiscal year 2025, the application fee for a new drug or biologic requiring clinical studies is $4,310,002.

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

Employees

As of October 31, 2024, we had 9 full-time employees, 2 full-time consultants, and 4 part-time consultants. Among those, 2 have M.D. or Ph.D. degrees. Of these full-time employees and consultants, 8 are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

We lease two separate office or laboratory facilities for our business and operations. Our executive offices are located in the Cherry Creek neighborhood of Denver, where we currently occupy approximately 2,978 square feet of office space under a lease until December 31, 2026 with monthly rent payments of approximately $7,693 until June 30, 2024, subject to yearly increases thereafter as specified in the lease agreement through December 31, 2026, plus our pro rata share of certain costs, including utility, insurance and common area maintenance costs. Our manufacturing and administrative offices and facilities are currently located at 4621 Technology Drive, Golden Colorado, where we lease approximately 3,100 square feet under a 10-year lease commencing July 1, 2020 and which provides us with several options to renew upon expiration for additional 5-year terms. The lease is with an affiliate of our Chief Science Officer. The rent is $5,645 per month plus taxes, insurance and utilities.

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

Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. No legal proceedings , government actions, administrative actions, investigations, or claims are currently pending against us or our officers and directors in which we are adverse. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Our website address is www.vitrobiopharma.com. The information on, or that can be accessed through, our website is not part of this filing and is not incorporated by reference herein. We have included our website address as an inactive textual reference only.

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

Risks Related To Our Financial Condition

As described in the report of our auditors for the years ended October 31, 2024 and 2023 and the notes to our consolidated financial statements, there is substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment.

The uncertainty about our ability to continue in operation is based on our continuing losses from operation, limited revenue and limited working capital, among other things which existed as of years-ended October 31, 2024 and October 31, 2023. As of October 31, 2024, we had a cash balance of approximately $0.6 million, a working capital deficit of approximately $9.1 million and an accumulated deficit of approximately $37.9 million. Included in the accumulated deficit are losses of $9.9 million for the year ended October 31, 2024 and $5.4 million for the year ended October 31, 2023. Given all these facts, we are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

As of October 31, 2024 our ongoing cash flow is inadequate to  implement our business plan. In the recent past, we have relied on equity and debt financing to supplement operations to provide necessary cash flow and will depend on the receipt of funds through additional debt or equity financings, for the foreseeable future. Since significant amounts of capital are required for companies to pursue clinical trials in pursuit of FDA approval, we are dependent on improving our cash flow and revenue, as well as receipt of additional working capital, to fund continued development and implementation of our business plan. In addition to funds required for research and the development of our product candidates, we will require capital to pay our administrative expenses, including salaries and rent. Any future equity financing may be at prices or on terms that are disadvantageous to existing stockholders. We may not be able to obtain additional capital at all and may be forced to curtail or cease our operations. We will continue to rely on equity or debt financing and limited revenue to finance operations until such time, if ever, that we generate sufficient cash flow. The inability to obtain necessary financing may adversely impact our ability to develop our product candidates and to expand our business operations.

We have incurred substantial losses in recent years and may never be profitable.

During the fiscal years ended October 31, 2024 and 2023, we incurred losses of approximately $9.4 million and $5.4 million, respectively. In the future, our ability to become profitable will depend on our ability to commercialize one or more of our product candidates, expand sales of our subsidiaries and generate revenue sufficient to cover our costs and expenses. As we advance the preclinical and clinical development of our programs, we expect to continue to incur significant expenses and operating losses, for which we do not have sufficient offsetting revenue. We expect that our sales, research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future programs and product candidates, contracting with contract research organizations (“CROs”) to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. There is no assurance that we will ever be profitable.

The acquisitions of our two subsidiaries were only recently completed and we may not successfully grow those businesses to be profitable and contribute to our cash flow. We expect that sales of Fitore products in the future will be limited.

The acquisition of both InfiniVive MD and Fitore were completed effective August 1, 2021. Accordingly, we have had only a limited time to become familiar with the businesses and determine whether and how we can grow the businesses. Neither entity is profitable on a stand-alone basis and each contributed to our net loss in 2024 and 2023. In June 2022, we terminated the chief executive officer and all other employees of Fitore and are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts. We do not anticipate manufacturing any additional Fitore products in the foreseeable future or at all. Consequently, we expect that sales of Fitore products in the future will be limited. Our ability to grow the business of InfiniVive MD is dependent on our ability to improve marketing and sales to the point that revenue will be sufficient to offset operating expenses of that entity. If we are unable to grow this business, our operations will consume our available funds sooner than we expect.

A significant portion of our revenue has been concentrated on a few large customers and our agreement with one of those customers, European Wellness, recently expired. As a result, we expect our consulting revenue in the future to be more limited and, if we lose more customers, our results of operations would be expected to be further adversely impacted.

Our revenue has been concentrated in a small number of our domestic customers and European Wellness/BioPep. The sales to two domestic customers accounted for approximately 33% and 32% of our sales in fiscal year 2024 and 43% and 15% of our sales in fiscal year 2023. The consulting revenue from European Wellness/BioPep accounted for approximately 1% of our sales in fiscal year 2023 and there was none in fiscal year 2024. With respect to European Wellness/BioPep, we had suspended delivering work product to it under our agreement since April 2023 while we engaged in discussions regarding amounts believed to be owed to us under that agreement for work already completed, and our agreement with them expired in accordance with its terms on July 31, 2023 and was not renewed. Although we intend to continue to seek to recover and recognize as revenue or other project income all amounts believed to be owed to us under that agreement, we may not be able to collect or recognize as revenue or other project income all of the amounts believed to be owed to us through the date of expiration or the other amounts originally expected to be received by us under the agreement for completion of all services thereunder as originally contemplated. Because our contract with European Wellness expired on July 31, 2023 and has not been renewed, we expect our consulting revenue in the future will be materially adversely affected, in particular if we are unsuccessful in ultimately recognizing our deferred revenue or other project income associated with this agreement or collecting other amounts from them for work already completed, unless and until an alternative consulting partnership or collaboration becomes available to us. The loss of all or a part of our revenue from any of the other customers could have a material adverse effect on our revenue, cash flow, operating results and financial condition until an alternative partnership or collaboration might be developed, and there can be no assurance that an alternative partnership or collaboration will be available to us, on terms acceptable to us or at all, in such a circumstance.

The Company has not had any further discussions or any contact with European Wellness since May 2023.

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.

As of October 31, 2024, we have outstanding approximately $2.4 million in indebtedness to our Chief Science Officer on account of past-due compensation and accrued interest. These obligations mature on December 31, 2025. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and receipt of additional capital, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Repayment of these obligations, even if we are able to obtain the requisite capital, would decrease the funds available to further our business plan. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of October 31, 2024, our net deferred tax assets were $7.4 million. We have recorded a full valuation allowance against this asset.

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

As of October 31, 2024, we had 9 full-time employees, 2 full-time consultants, and 4 part-time consultants. Of these full-time employees and consultants, 8 are engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of October 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57.1% of our common stock. Subject to the terms of a Standstill Agreement, dated November 20, 2022, between the Company and Dr. Jack Zamora (the “Standstill Agreement”), Dr. Zamora, our former Chief Executive Officer and former Chair of the Board of Directors, beneficially owns approximately 31% of our common stock. Pursuant to the Standstill Agreement, Dr. Zamora granted an irrevocable proxy and power-of-attorney to our Chief Executive Officer, Christopher Furman, for so long as he is acting in such position, and our Chair of the Board, which such position is currently held by John Packs, to vote or act by written consent with respect to the shares of our common stock held by Dr. Zamora until the expiration of the Standstill Term (as defined below). See “Certain Relationships and Related-Party Transactions” for additional information regarding the Standstill Agreement.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease three separate office or laboratory facilities for our business and operations. Our executive offices are located in the Cherry Creek neighborhood of Denver, where we occupy approximately 2,978 square feet of office space under a until December 31, 2026 at a rate of $7,693 per month, plus operating expenses with certain escalations through December 31, 2026. Our manufacturing and administrative offices and facilities are currently located at 4621 Technology Drive, Golden Colorado, where we lease approximately 3,100 square feet under a 10-year lease commencing July 1, 2020 and which provides us with several options to renew upon expiration for additional 5-year terms. The lease is with an affiliate of our Chief Science Officer. The rent is $5,645 per month plus taxes, insurance and utilities.

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

Holders

As of January 28, 2025, we had 4,460,535  shares of common stock outstanding, held of record by approximately 3,200 stockholders. There were no shares of preferred stock outstanding.

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

On November 16, 2023, the Company issued 30,000 shares to a financial advisor. The shares were valued at $450,000.

On January 10, 2024, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $1,250,000, for a purchase price of $1,000,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated November 16, 2023.

On April 11, 2024, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $218,750, for a purchase price of $175,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated April 11, 2024.

On May 13, 2024, the “Company issued and sold to a four accredited investors, in a private placement, (i) a senior secured convertible note in the principal amount of $375,000, for a purchase price of $300,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated May 13, 2024.

On July 16, 2024, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $375,000, for a purchase price of $300,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated July 16, 2024.

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

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID, and expect to commence those trials sometime in 2025 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including providing research services and through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our capital expenses.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of October 31, 2024 of $37.9 million. We incurred net losses of $9.9 million and $5.4 million and used cash in operating activities of $3.2 million and $2.0 million for the years ended October 31, 2024 and 2023, respectively. We had a working capital deficit $9.1 million as of October 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the year ended October 31, 2024 compared to the year ended October 31, 2023

The following discussion analyzes our operating results for the fiscal year ended October 31, 2024, which we refer to as “Fiscal 2024,” and compares those results to results for the fiscal year ended October 31, 2023, which we refer to as “Fiscal 2023. The discussion below also analyzes our liquidity and capital resources as of October 31, 2024 and material changes in those resources since October 31, 2023. We suggest that you read the following information in conjunction with our audited consolidated financial statements for the two years ended October 31, 2024 contained elsewhere in this Report.

Comparison of the Years Ended October 31, 2024 and 2023

The following table summarizes our operating results for Fiscal 2024 and 2023:

	Year Ended October 31,
	2024	2023

Product Sales	$1,821,894	$1,702,451
Product Sales, Related Parties	33,750	36,000
Consulting Revenue	-	25,000
Total Revenue	1,855,644	1,763,451
Less: Cost of Goods Sold	(426,189)	(298,051)
Gross Profit	1,429,455	1,465,400
General and Administrative Expenses	(6,623,878)	(6,062,758)
Research and Development	(618,270)	(206,406)
Write-off of Offering Costs	(2,656,962)	-
Impairment Expense	(683,394)	(577,852)
Interest Expense	(4,242,595)	(270,182)
Other Project Income, Net	-	191,746
Gain on Extinguishment of Debt	740,724	-
Unrealized Gain on Derivative/Warrant Liability	2,781,360	103,335
Net Loss	$(9,873,560)	$(5,356,717)

Net Loss

We recorded a net loss of $9,873,560 in Fiscal 2024, an increase of $4,516,843 from Fiscal 2023, or 84%. The increased loss in Fiscal 2024 was primarily due to the write-off of deferred offering costs in Fiscal 2024, as discussed further below. Interest expense increased in Fiscal 2024 due to accretion of significant discounts related to the 2024 notes. We expect to continue reporting losses until such time, if ever, we can improve our operations and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in Fiscal 2024 increased by $92,193, or 5%, from Fiscal 2023. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During Fiscal 2024 and Fiscal 2023, research and development product sales were $426,846 and $574,293, respectively, a decrease in Fiscal 2023 of $147,447 or 26%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing less CAFs and native fibroblasts in Fiscal 2024. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the years ended October 31, 2024 and 2023 were $1,285,117 and $893,474 respectively, an increase of $391,643 or 44%, related to increased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated more patients during Fiscal 2024. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients.

For Fiscal 2024 and Fiscal 2023, InfiniVive MD revenue amounted to $128,940 and $204,414, respectively, a decrease of $75,474 or 37%. The Company is currently involved in clinical trials related to our InfiniVive products and we expect revenues to increase in Fiscal 2025, based on expected positive data from these trials.

For Fiscal 2024 and Fiscal 2023, Fitore product revenue amounted to $14,741 and $66,270, respectively, a decrease of $51,529 or 78%. Fitore revenues were lower in Fiscal 2024 due to no efforts at marketing Fitore products, compared to Fiscal 2023. We are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts, and do not anticipate manufacturing any additional products in the foreseeable future or at all. In addition, we terminated the chief executive officer and all other employees of Fitore in June 2022; consequently, we expect that sales of Fitore products in the future will be limited.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales were consistent during Fiscal 2024 at $33,750, compared to Fiscal 2023 at $36,000.

Consulting Revenue

During Fiscal 2023, we recognized $25,000 in consulting revenue under this agreement.We recorded an additional $285,005 in deferred revenue related to this agreement. As of July 31, 2023, upon the expiration of the contract, the company recognized as other project income $250,000 that was deemed by the amendment to the agreement as non-refundable, offset by $58,254 in project related expenses. Remaining deferred revenues will be recognized if and when related milestones under the contract are achieved.

There was no comparable revenue recorded during Fiscal 2024.

Cost of Goods Sold

Our cost of goods sold during Fiscal 2024 totaled $426,189 compared to $298,051 during the Fiscal 2023, an increase of $128,138 or 43%, resulting in gross profit of $1,429,455 and $1,465,400 for Fiscal 2024 and Fiscal 2023, respectively. The gross profit percentages for the years ended October 31, 2024 and 2023 were 78% and 83%, respectively. Cost of goods sold, as a percentage of total revenue increased for Fiscal 2024, compared to Fiscal 2023 due to higher percentage of sales to foreign clinics, as those products have a higher cost per unit.

General and Administrative Expenses

SG&A expenses increased from $6,062,758 in Fiscal 2023 to $6,623,878 in Fiscal 2024. This increase of $561,120 (9%) was primarily due to an increase in financial and investor relations consulting fees of $899,554, offset by a reduction in legal fees of $323,762.

Research and Development

Research and development expenses for Fiscal 2024 and Fiscal 2023 were $618,270 and $206,406, respectively, an increase of $411,864 or 200%. During Fiscal 2024, the Company incurred approximately $128,000 in expenses related to our upcoming Pitt Hopkins trial and approximately $465,000 in expenses for ongoing clinical trials related to topical dermatological use of AlloEx. During Fiscal 2023, the Company incurred expenses of $198,000 in preparation for upcoming clinical trials.

Write-off of Offering Costs

During the nine months ended July 31, 2024, the Company recorded as expense $2,656,962 related to the write-off of previously capitalized Deferred Offering Costs. The write-off of the deferred costs was related to efforts at an initial public offering that had been abandoned by the Company. There was no comparable expense recorded during Fiscal 2023.

Impairment Expense

During Fiscal 2024, we recorded impairment expense of $49,431 against amortizable intangible assets related to our assessment of future cash flows within Fitore and $196,595 within InfiniVive. We also recorded $437,368 in impairment expense related to the write-down of the entire Goodwill balance for Fitore.

During Fiscal 2023, we recorded impairment expense of $243,795 against amortizable intangible assets related to our assessment of future cash flows within Fitore. Also during Fiscal 2023, we recorded impairment expense of $334,057 against amortizable intangible assets related to our assessment of future cash flows within InfiniVive.

Interest Expense

Interest expense for Fiscal 2024 was $4,242,595 an increase of $3,972,413, or 1,470%, from the interest expense for Fiscal 2023 of $270,182. This increase is primarily due to debt discount accretion, related to the 2024 Senior Secured Notes. The interest expense related to the remaining debt on our balance sheet of approximately $8.4 million is expected to be all non-cash interest expense.

Other Project Income, Net

On July 31, 2023, upon the expiration of the European Wellness Agreement, the Company recognized $250,000 as other project income that was deemed as non-refundable by the amendment and offset by $58,254 in project related expenses. In accordance with ASC 606, the Company determined that it did not satisfy the performance obligations at a point in time (ASC paragraph 606-10-25-30) and did not recognize the aforementioned amount as revenue.

There was no other project income during Fiscal 2024.

Gain on Extinguishment of Debt

During Fiscal 2024, the Company extinguished certain debt and issued a new debt instrument in its place. The transactions resulted in a gain on extinguishment of debt of $740,724. There were no similar transactions during Fiscal 2023.

Unrealized Gain on Derivative/Warrant Liability

During Fiscal 2023 and Fiscal 2024, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $6,436,350. In connection with these notes, the Company recognized a Derivative/Warrant liability. At October 31, 2024 and 2023, this liability was marked to market, resulting in unrealized gains of $2,781,360 and $103,335, respectively.

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

Working Capital

As of October 31, 2024, we had a working capital deficit of $9.1 million, comprised of current assets of $1 million and current liabilities of $10 million. The working capital at year-end Fiscal 2024 decreased $7.4 million from year-end Fiscal 2023. Current liabilities, consisting primarily of deferred revenue, accrued liabilities, lease obligations and short-term convertible notes payable increased by approximately $5.2 million as of October 31, 2024, compared to October 31, 2023. Cash increased from $0.1 million as of October 31, 2023, to $0.6 million at October 31, 2024 as cash was raised during Fiscal 2024 for operations and preparation for a proposed public offering of our securities.

As a result of our limited working capital position as of October 31, 2024, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Our working capital needs beyond the next 12 months include ongoing general and administrative expenses and research and development expenses, the latter of which are expected to increase if and when we commence one or more of our planned clinical trials. Our long-term capital requirements also include the cost of building a planned new cGMP biomanufacturing facility in 2025, which is estimated to cost approximately $1.0 to $3.0 million depending on the amount of anticipated production increase, available capital and manufacturing demands at that time.

Cash Flows

The following table summarizes our cash flows for Fiscal 2024 and 2023:

	Year Ended October 31,
	2024	2023

Net Cash Used in Operating Activities	$(3,236,339)	$(1,968,835)
Net Cash Used in Investing Activities	(7,223)	(195,432)
Net Cash provided by Financing Activities	3,713,168	1,524,483
Beginning Cash Balance	101,754	741,538
Ending Cash Balance	$571,360	$101,754

Operating Activities

Net cash used in operating activities during Fiscal 2024 was $3,236,339, compared to $1,968,835 during Fiscal 2023, representing an increase in use of cash of $1,267,504 or 64%. The increase was primarily related to increased consulting fees and research and development activities as discussed above.

Investing Activities

Cash used in investing activities during Fiscal 2024 was $7,223 compared to cash used in investing activities during Fiscal 2023 of $195,432, representing a decrease in cash used of $188,209 or 96%. This change is primarily attributable to our reduced acquisition of property and equipment during Fiscal 2024.

Financing Activities

Cash provided by financing activities during Fiscal 2024 was $3,713,168, while cash provided by financing activities during Fiscal 2023 was $1,524,483, an increase of $2,188,685 or 144%. During Fiscal 2024, we issued Senior Secured Convertible Notes for proceeds of $3,775,000 and made capital lease payments of $61,832. During Fiscal 2023, we issued $1,717,600 in 8% Convertible Notes and common stock purchase warrants, paid $130,138 in deferred offering costs and made capital lease principal payments of $62,979.

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

At October 31, 2024, we impaired $196,595 of the InfiniVive intangible assets, leaving a balance of $601,887. The amount was impaired because the carrying value of the intangibles was not supported by future cash flows. At October 31, 2024 and 2023, we impaired $49,431 and $234,795 of the Fitore intangible assets, leaving a balance of $0 in Fitore. The amounts were impaired because the carrying value of the intangibles was not supported by future cash flows.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was not effective. An example of lack of controls is the fact that the CFO fulfills all accounting functions, since we have such a small staff. The CEO and Chair of the Board review the resulting financial statements, but are not involved in the day to day operations of the accounting function so they don’t provide significant mitigation of the lack of segregation of the accounting functions.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors, and Significant Employees

The following table sets forth information regarding our executive officers, directors, and significant employees as of January 28, 2025:

Name	Age	Positions with the Company
Christopher M. Furman	55	Chief Executive Officer, Director
Thomas W. Ohrt	69	Chief Financial Officer
James R. Musick	78	Chief Science Officer, Director
Caroline Mosessian	61	Chief Regulatory Officer, Director
Tiana States	36	Chief Manufacturing Officer
John Packs	69	Chair of the Board

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

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers (NEOs) who are named in the subsection titled “—Summary Compensation Table.” In fiscal year 2024, our NEOs and their positions were as follows:

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

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to or earned by our NEOs during the two fiscal years ended October 31, 2024 and 2023:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2),(3)	Non- Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Christopher Furman(4)	2024	400,000	—	—	—	200,000	(7)	—		600,000
Chief Executive Officer	2023	400,000	—	—	—	200,000	(5)	—		600,000

Thomas Ohrt(8)	2024	235,077	—	—	—	—		—		235,077
Chief Financial Officer	2023	150,762	—	—	—	—		—		150,762

Nathan Haas	2024	57,806	—	—	—	—		124,309		182,115
Former Chief Financial Officer	2023	175,000	—	—	—	—		—		175,000

Caroline Mosessian	2024	—	—	—	—	—		186,000	(6)	186,000
Chief Regulatory Officer	2023	—	—	—	—	—		225,000	(6)	225,000

(1) Salary amounts represent actual amounts paid to or earned during the applicable year. See “— Narrative to the Summary Compensation Table—Annual Base Salary” below.

(2) The amount shown represents the grant date fair values of the option award granted in 2023 as computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718. See Note 8 to our consolidated financial statements included elsewhere in this Report under the caption “—Stock-Based Compensation” for a discussion of the assumptions used in the calculation of these amounts.

(3) Includes the grant date fair values of both vested and, if any, unvested options.

(4) Mr. Furman has served as our Chief Executive Officer since July 6, 2022.

(5) Includes a cash bonus determined for fiscal year 2023 performance, but to be paid in 2025.

(6) Includes consulting fees paid to or earned by Dr. Mosessian, through her consulting firm, Innovative Strategies & Solutions, Inc., for her services to the Company during the applicable year.

(7) Includes a cash bonus per employment agreement for fiscal year 2024 performance, but to be paid in 2025.

(8) Mr. Ohrt’s compensation amounts during Fiscal 2023 were related to his service as the Company’s Controller. Mr. Ohrt was appointed Chief Financial Officer in January 2024.

Narrative to Summary Compensation Table

2024 Salaries

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

Pursuant to the terms of Mr. Haas’s employment agreement dated October 1, 2021 (the “Haas Agreement”), Mr. Haas is paid an annual base salary of $175,000. Pursuant to the terms of Mr. Haas consulting agreement dated January 18, 2024 (the “Haas Consulting Agreement”), Mr. Haas is paid a monthly consulting fee of $15,000. The Haas Consulting Agreement will have an initial term of four (4) months and has been extended month to month since then.

Pursuant to the terms of Dr. Mosessian’s consulting agreement dated October 1, 2021 (the “Mosessian Agreement”), Dr. Mosessian, through her consulting firm, Innovative Strategies & Solutions Inc., was paid annual consulting fees of $249,996. Through mutual agreement, during the year ended October 31, 2024, the amount paid was $186,000.

2024 Bonuses

Mr. Furman

The Furman Agreement provides that Mr. Furman receive an annual performance bonus of up to 100% of his base salary upon the achievement of individual and/or Company performance objectives to be established each year by the Board and Mr. Furman but not less than $200,000 in 2024. In the event individual or Company performance objectives are exceeded in any given year, Mr. Furman is also eligible to receive a discretionary stretch bonus. For the fiscal years ended October 31, 2024 and 2023, the Company determined that he was entitled to a bonus of $200,000, for each year, based on his employment agreement.

Equity Compensation

We have granted stock options to our employees, including our named executive officers, in order to attract and retain them, as well as to align their interests with the interests of our stockholders.

There were no grants of stock options to any of our named executive officers during the fiscal years ended October 31, 2024 or 2023.

No options were exercised by any of our named executive officers during the fiscal years ended October 31, 2024 or 2023.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the number of shares of common stock underlying outstanding equity incentive awards for each NEO as of October 31, 2024:

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#))	Market Value of Shares or Units not yet Vested ($)
Christopher Furman	07/06/2022	(1)	115,385	76,922	26.00	07/06/2032	—	—
Thomas Ohrt	10/01/2021	(5)	2,307	—	13.00	10/01/2031	—	—
	03/01/2022	(6)	4,872	1,858	26.00	03/01/2032	—	—
Nathan Haas	08/01/2021	(2)	30,768	7,693	13.00	08/01/2031	—	—
	10/01/2021	(2)	15,384	3,846	13.00	10/01/2031	—	—
Caroline Mosessian	02/01/2021	(3)	11,538	7,692	13.00	02/01/2031	—	—
	10/01/2021	(4)	38,461	—	13.00	10/01/2031	—	—

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

Caroline Mosessian

We entered into the Mosessian Agreement, through her consulting firm, Innovative Strategies & Solutions, Inc., on October 1, 2021. The Mosessian Agreement terminates on October 1, 2024 (the “Termination Date”), unless earlier terminated. Since October 1, 2024, the Company has not renewed the agreement, but has been continuing the agreement on a month to month basis.

The Mosessian Agreement provides for annual consulting fees of $249,996. By mutual agreement, this amount was reduced to $186,000 for the fiscal year ended October 31, 2024. In connection with the execution of the Mosessian Agreement, on October 1, 2021, Dr. Mosessian was granted stock options to purchase up to 38,461 shares of the Company’s common stock at an exercise price of $13.00 per share, of which 19,232 vested immediately, 4,807 vest on the first anniversary, 4,807 vest on the second anniversary, and 9,615 vest on the 3rd anniversary of the grant date. These options are exercisable for a period of ten years.

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

Potential Payments and Benefits upon Termination or Change in Control

The Employment Agreements with each of Messrs. Furman and Ohrt and Dr. Mosessian provide for severance benefits as described above under “— Executive Compensation Arrangements.”

Director Compensation

Directors who also serves as employees of the Company do not receive additional compensation for their service as a director of the Company. The following table contains information concerning the compensation of our non-employee directors in Fiscal 2024 and 2023:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Packs 2024	—		—	—	—	—
2023	$15,000	(1)	—	—	—	$15,000

(1) Mr. Packs earned $15,000 in fees for his services during fiscal year 2023, although $10,000 of such amount was paid in the fiscal year ended October 31, 2024, the balance of $5,000 will not be paid until 2025.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (#)		Percentage of Shares Beneficially Owned (%)
Named Executive Officers and Directors:

Christopher Furman	1,429,903	(1)(2)	31.2
Thomas Ohrt	7,179	(3)	*
Jack Zamora	1,415,359	(4)	31.0
James Musick	1,266,338	(5)(6)	27.2
Caroline Mosessian	49,999	(7)	1.1
John Packs	—		—
All current executive officers and directors as a group (5 persons)	2,753,419	(8)	57.1

All Other Greater than 5% Owners:
James R. Musick Trust(9)	874,169		19.6
John Evans	287,722	(10)	6.2

* Less than 1%.

(1) Includes 115,383 shares issuable upon exercise of options which are exercisable within 60 days of October 31, 2024.

(2) Includes 1,314,520 shares over which the reporting person shares voting power by virtue of a proxy granted by Jack Zamora pursuant to the Standstill Agreement until the expiration of the Standstill Term.

(3) Thomas Ohrt was appointed as Chief Financial Officer of the Company on January 22, 2024. Nathan Haas the Company’s prior Chief Financial Officer resigned on January 18, 2024. Mr. Ohrt’s shares include 7,179 shares issuable upon exercise of options, all of which are exercisable within 60 days of October 31, 2024.

(4) Includes 64,076 shares issuable upon exercise of options and 36,763 shares issuable upon exercise of outstanding warrants, all of which are exercisable within 60 days of October 31, 2024. Pursuant to the Standstill Agreement, the reporting person granted an irrevocable proxy to 1,314,520 of these shares to Christopher Furman under certain conditions and until the expiration of the Standstill Term. See the Schedule 13D filed by Mr. Furman with the SEC on December 2, 2022 for additional information.

(5) Includes 188,462 shares issuable upon exercise of options that are exercisable within 60 days of October 31, 2024. Also includes 113,707 shares owned by the reporting person’s spouse.

(6) Includes 874,169 shares held in The James R. Musick Trust, a grantor trust. Dr. James Musick has sole voting and investment control of the shares held in The James R. Musick Trust.

(7) Includes 49,999 issuable upon exercise of options that are exercisable within 60 days of October 31, 2024.

(8) Includes 361,023 shares underlying options, all of which are exercisable within 60 days of October 31, 2024.

(9) Dr. James Musick, a director and our Chief Science Officer, has sole voting and investment control of the shares held in The James R. Musick Trust.

(10) Includes (i) 48,490 shares held by the reporting person’s spouse, of which he disclaims beneficial ownership and (ii) 169,231 shares issuable upon exercise of options that are exercisable within 60 days of October 31, 2024.

Equity Compensation Plan Information

The following table sets forth information concerning equity compensation granted to various consultants and employees of the Company pursuant to individual compensation arrangements as of October 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	205,770	26.00	140,384
Equity compensation plans not approved by security holders	907,153	$8.32	—
Total	1,112,923	11.59	140,384

Information regarding the individual compensation arrangements pursuant to which outstanding options were granted to employees prior to October 31, 2024 is contained above under the section titled “Executive and Director Compensation.”

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

Promissory Notes

On November 1, 2020, we issued promissory notes (the “Promissory Notes”) to our Chief Science Officer and Director, in the aggregate principal amount of (i) $1,221,958 which accrues interest at a rate of 4.0% per annum and (ii) $767,288 which accrues interest at a rate of 6.0% per annum. The Promissory Notes, which were issued to the CSO in exchange for accrued compensation and interest on such accrued compensation and mature on December 31, 2025; provided, however, if certain conditions precedent have not been satisfied, the Promissory Notes will be automatically extended to the date which is 60 days after the satisfaction of such conditions precedent. As of October 31, 2022, approximately $2.0 million in aggregate principal amount was outstanding under the Promissory Notes. From November 1, 2018 through October 31, 2024, we accrued $379,923 in interest payments under the Promissory Notes. The notes and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price.

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

As of November 3, 2022, $480,000 in aggregate principal amount was outstanding under a single remaining 5% Convertible Note issued in connection with the Fitore Acquisition. From August 2021 through October 31, 2024, we accrued $81,679 in interest payments under the remaining 5% Convertible Note.

Tanner Haas, Immediate Family Member of our Former Chief Financial Officer

Tanner Haas, who is Nathan Haas’s brother, was a stockholder and Chief Executive Officer of Fitore, received the following consideration pursuant to the Fitore Merger Agreement:

Security	Number of Securities/Aggregate Principal Amount	Maturity Date
Common Stock	73,847	N/A
Preferred Stock Units	2.9	N/A
5% Convertible Promissory Note	$480,000	7/31/2024

The consideration issued to the related parties was on the same terms and conditions as the non-affiliated parties. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and $50,000 each payable on January 31, February 28, March 31 and April 30, 2025.

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

Revenues

Dr. Zamora is also a significant customer of ours in his capacity as a practicing physician. For the years ended October 31, 2024 and 2023, Dr. Zamora accounted for $33,750 and $36,000 in product sales, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board appointed MaloneBailey LLP (“MaloneBailey”) as our independent registered public accounting firm for the fiscal year ended October 31, 2024, as well as for our fiscal year ending October 31, 2023.

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

During the year ended October 31, 2024, the Board of Directors approved, in advance, all audit and non-audit services to be provided by MaloneBailey. The Board of Directors has determined that the non-audit services rendered by MaloneBailey during fiscal years 2024 and 2023 were compatible with maintaining the independence of the independent registered public accounting firm.

Independent Registered Certified Public Accounting Firm Fees and Services

The following table sets forth a summary of the fees billed by MaloneBailey for professional services rendered for the fiscal years ended October 31, 2024 and 2023:

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees(1)	$148,000	$142,000
Audit-Related Fees(2)	57,000	97,000
Tax Fees	—	—
All Other Fees(3)	—	—
Total Fees	$205,000	$239,000

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

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit Number	Exhibit Description
10.1	Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.2	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.3	Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)
10.5	Consulting Agreement (incorporated by reference to Exhibit 10.40 to the S-1/A filed with the SEC on February 2, 2024)
10.6	Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.7	Offer Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.8	Amendment to 4% Unsecured Promissory Note (incorporated by reference to Exhibit 10.46 to S-1/A filed February 2, 2024)
10.9	Amendment to 6% Unsecured Promissory Note (incorporated by reference to Exhibit 10.47 to S-1/A filed February 2, 2024)
10.10	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024)
10.11	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024)
10.12	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024)
10.13	Amendment to Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
10.14	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
10.15	Form of Pre-funded Warrants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024)
10.17	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024)
10.18	Form of Consolidated Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024)
21.1*	List of subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Annual Report on Form 10-K
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
*	Filed or furnished herewith
+	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2025.

VITRO BIOPHARMA, INC.

By:	/s/ Christopher Furman
Name:	Christopher Furman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Furman	Chief Executive Officer (Principal	January 28, 2025
Christopher Furman	Executive Officer), Director

/s/ Thomas Ohrt	Chief Financial Officer (Principal	January 28, 2025
Thomas Ohrt	Financial Officer and Principal Accounting Officer)

/s/ James R. Musick	Chief Science Officer, Director	January 28, 2025
James R. Musick

/s/ Caroline Mosessian	Chief Regulatory Officer, Director	January 28, 2025
Caroline Mosessian

/s/ John Packs	Chair of the Board	January 28, 2025
John Packs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vitro Biopharma, Inc.

Opinion  on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitro Biopharma, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 28, 2025

Vitro BioPharma, Inc.

Consolidated Balance Sheets

	October 31, 2024	October 31, 2023

ASSETS

Cash	$571,360	$101,754
Accounts Receivable, Net	206,292	119,671
Inventory	115,365	170,752
Prepaid Expense	82,736	130,851
Deferred Offering Costs	-	2,656,326

Total Current Assets	975,753	3,179,354

Goodwill	3,171,581	3,608,949
Intangible Assets, Net	358,084	667,813
Property and Equipment, Net	139,552	320,414
Patents	89,548	82,325
Right of Use Asset – Operating Lease	346,091	476,241
Other Assets	8,438	8,438

Total Assets	$5,089,047	$8,343,534

LIABILITIES

Accounts Payable	$2,163,920	$2,288,697
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	1,806,419	1,310,240
2021 Series Convertible Notes Payable – Related Party	480,000	480,000
Accrued Interest Payable – Related Party	81,679	53,804
2024 Senior Secured Convertible Notes Payable – Stock Settled	4,718,750	-
Derivative/Warrant Liability	154,966	-
Current Maturities of Capital Lease Obligations	12,081	61,832
Current Maturities of Operating Lease Obligations	119,486	130,150

Total Current Liabilities	10,062,688	4,850,110

Capital Lease Obligations, Net of Current Portion	5,042	17,123
Operating Lease Obligation, Net of Current Portion	226,605	346,091
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	353,114	340,715
2023 Series B Convertible Notes Payable – Stock Settled, Net	507,273	421,018
Derivative/Warrant Liability	126,006	893,263
Long Term Accrued Interest Payable	240,123	92,311
Long Term Accrued Interest Payable – Related Party	379,923	284,747

Total Long-Term Liabilities	4,027,332	4,584,514

Total Liabilities	14,090,020	9,434,624

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,460,535 and 4,430,535 Outstanding, respectively	4,460	4,430
Additional Paid in Capital	29,028,260	27,064,613
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(37,949,693)	(28,076,133)

Total Stockholders’ (Deficit) Equity	(9,000,973)	(1,091,090)

Total Liabilities and Stockholders’ (Deficit) Equity	$5,089,047	$8,343,534

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

	Year Ended October 31, 2024	Year Ended October 31, 2023

Product Sales	$1,821,894	$1,702,451
Product Sales, Related Parties	33,750	36,000
Consulting Revenue	-	25,000
Total Revenue	1,855,644	1,763,451
Less Cost of Goods Sold	(426,189)	(298,051)
Gross Profit	1,429,455	1,465,400

Operating Costs and Expenses:
Selling, General and Administrative	6,623,878	6,062,758
Research and Development	618,270	206,406
Write-off of Offering Costs	2,656,962	-
Impairment Expense	683,394	577,852

Loss From Operations	(9,153,049)	(5,381,616)

Other Expense:
Interest Expense	(4,242,595)	(270,182)
Other Project Income, Net	-	191,746
Gain on Extinguishment of Debt	740,724	-
Unrealized Gain on Derivative/Warrant Liability	2,781,360	103,335

Net Loss Available to Common Stockholders	$(9,873,560)	$(5,356,717)

Net Loss per Common Share, Basic and Diluted	$(2.21)	$(1.21)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,459,224	4,430,535

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Years Ended October 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Paid in Capital	Stock	Deficit	Total

Balance at October 31, 2022	-	$-	4,430,535	$4,430	$25,634,826	$(84,000)	$(22,719,416)	$2,835,840

Stock based compensation	-	-	-	-	1,292,270	-	-	1,292,270
Forgiven Accrued Payables – Related Party	-	-	-	-	137,953	-	-	137,953
Payment for fractional warrants - recapitalization	-	-	-	-	(436)	-	-	(436)
Net loss	-	-	-	-	-	-	(5,356,717)	(5,356,717)

Balance at October 31, 2023	-	$-	4,430,535	$4,430	$27,064,613	$(84,000)	$(28,076,133)	$(1,091,090)

Stock Issued for Services	-	-	30,000	30	449,970	-	-	450,000
Stock based compensation	-	-	-	-	1,513,677	-	-	1,513,677
Net Loss	-	-	-	-	-	-	(9,873,560)	(9,873,560)

Balance at October 31, 2024	-	$-	4,460,535	$4,460	$29,028,260	$(84,000)	$(37,949,693)	$(9,000,973)

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

	Year Ended October 31, 2024	Year Ended October 31, 2023

Operating Activities

Net Loss	$(9,873,560)	$(5,356,717)
Adjustment to Reconcile Net Loss:
Other Project Income, Net	-	(191,746)
Gain on Extinguishment of Debt	(740,724)	-
Unrealized Gain on Derivative/Warrant Liability	(2,781,360)	(103,335)
Depreciation Expense	180,862	153,023
Amortization Expense	63,702	131,736
Impairment Expense	683,394	577,852
Amortization of Operating Lease – ROU Asset	130,150	72,536
Accretion of Debt Discount	3,952,197	40,730
Stock Based Compensation	1,513,677	1,292,270
Common Stock Issued for Services	450,000	-
Write-off of Offering Costs	2,656,962	-
Changes in Assets and Liabilities
Accounts Receivable	(86,621)	(46,134)
Inventory	55,387	109,386
Prepaid Expenses	48,115	9,908
Prepaid Project Costs	-	159,493
Accounts Payable	(125,413)	640,325
Deferred Revenue, Net	-	125,387
Operating Lease Obligation	(130,150)	(72,536)
Accrued Liabilities	496,180	370,718
Accrued Liabilities – Related Party	-	(94,995)
Accrued Interest	147,812	89,106
Accrued Interest – Related Parties	123,051	118,736
Other Assets	-	5,422

Net Cash Used in Operating Activities	(3,236,339)	(1,968,835)

Investing Activities

Acquisition of Property and Equipment	-	(121,497)
Patent Costs	(7,223)	(73,935)

Net Cash Used in Investing Activities	(7,223)	(195,432)

Financing Activities

Deferred Offering Costs	-	(130,138)
Issuance of 2024 Senior Secured Convertible Notes Payable	3,775,000
Issuance of 2023 Series Convertible Notes Payable - Stock Settled	-	405,000
Issuance of 2023 Series B Convertible Notes Payable – Stock Settled	-	1,312,600
Capital Lease Principal Payments	(61,832)	(62,979)

Net Cash Provided by Financing Activities	3,713,168	1,524,483

Total Cash Provided (Used) During the Period	469,606	(639,784)
Beginning Cash Balance	101,754	741,538

Ending Cash Balance	$571,360	$101,754

Cash Paid for Interest	$19,533	$21,610
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Premium on issuance of 2024 Senior Secured Convertible Notes	$2,895,835	$-
Derivative/Warrant Liability on 2024 Senior Secured Convertible Notes	$3,159,788	$-
Discount on Derivative/Warrant Liability on 2024 Senior Secured Convertible Notes	$6,055,624	$-
Premium on issuance of 2023 Series and 2023 B Series Notes Payable - Stock Settled	$-	$572,533
Derivative/Warrant Liability on 2023 Series and 2023 B Series Notes Payable	$-	$996,597
Discount on Derivative/Warrant Liability on 2023 Series and 2023 B Series Notes Payable	$-	$1,569,131
Forgiveness of Accrued Liabilities – Related Party	$-	$137,953
Deferred Offering Costs Recorded as Accounts Payable	$-	$1,043,766
Right of Use Asset and Operating Lease Obligation Recognized under ASC Topic 842	$-	$271,396

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

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

Concentrations

During the years ended October 31, 2024 and 2023, 2% and 2% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 30% stockholder. During the year ended October 31, 2024, 33% and 31% of the Company’s total revenue was attributable to product sales to two customers. Also, during the year ended October 31, 2023, two customers accounted for 43% and 15% of the Company’s revenues. Other than the revenues derived through sales the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the years ended October 31, 2024 or 2023. In addition to the product revenue concentrations noted above, the Company recognized $25,000 in consulting revenue from a single client during the year ended October 31, 2023. This amount was 1% of the total revenue recognized for the period.

Deferred Offering Costs

The Company defers, as Current Assets, the direct incremental costs of raising capital through equity offerings, until such time as the offering is completed or abandoned. At the time of the offering completion, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. During the years ended October 31, 2024 and 2023 the Company recorded as expense $2,656,962 and $0 of costs that had previously been recorded as Deferred Offering Costs, respectively.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Year Ended October 31, 2024	Year Ended October 31, 2023
Revenues:
Research and development products	$426,846	$574,293
AlloRx Stem Cells to Foreign Third-Party Clinics	1,285,117	893,474
Consulting revenue	-	25,000
InfiniVive products	128,940	204,414
Fitore products	14,741	66,270

Total	$1,855,644	$1,763,451

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

The table below summarizes Deferred Revenues as of October 31, 2024:

	October 31, 2023	Other Project Income Recognized	Net Revenue Deferred	October 31, 2024
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of October 31, 2023:

	October 31, 2022	Other Project Income Recognized	Net Revenue Deferred	October 31, 2023
Deferred Revenue	$650,000	$(191,746)	$67,133	$525,387
Total	$650,000	$(191,746)	$67,133	$525,387

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

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of October 31, 2024 and 2023, total accounts receivable amounted to $206,292 and $119,671, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of October 31, 2024 and 2023, the allowance for doubtful accounts was $975 and $975, respectively.

As of October 31, 2024, three customers accounted for 55%, 20% and 10% of accounts receivable. As of October 31, 2023, 39% and 35%, of the Company’s accounts receivable were attributable to sales to two customers. No other customer comprised more than 10% of the accounts receivable balance as of October 31, 2024 or 2023.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended October 31, 2024 and 2023, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	October 31, 2024	October 31, 2023

Stock options outstanding	1,112,923	1,112,923
Shares to be issued in connection with exercise of warrants	261,650	444,454
2021 Series Convertible Notes Payable - Related Party – common shares	18,462	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settlement	30,915	13,102
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable - Stock Settled	98,051	41,487
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	39,881
2024 Series Senior Secured Convertible Notes Payable – Stock Settled	857,955	-
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	289,583	-
2024 Pre-funded Warrants	1,107,500	-
Total	3,827,688	1,681,077

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	October 31, 2024	October 31, 2023

Raw materials	$-	$18,856
Finished goods	115,365	151,896
Total inventory	$115,365	$170,752

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the years ended October 31, 2024 and 2023, the Company did not record any impairment expense.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of October 31, 2024 and 2023 were $89,548 and $82,325 respectively.

Leases

In May 2023, the Company executed a new office lease for its executive offices, with the lease starting July 1, 2023. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $130,150 and $72,536 for the years ended October 31, 2024 and 2023, respectively.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $9.9 million for the year ended October 31, 2024. The Company had a working capital deficit of approximately $9.1 million as of October 31, 2024. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As of October 31, 2024 and 2023, the estimated fair values of the Company’s financial liabilities are presented in the following table:

October 31, 2024
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$9,024
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	116,982
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	154,966
Total	$280,972

October 31, 2023
2023 Series Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	$63,969
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	829,294
Total	$893,263

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2024 Series Senior Secured Convertible Notes Payable and its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Year Ended October 31, 2024	Year Ended October 31, 2023
Beginning Balance	$893,263	$-
Additions	3,159,788	996,598
Subtractions	(990,719)	-
Total (gains) or losses (realized/unrealized)	(2,781,360)	(103,335)
Ending Balance	$280,972	$893,263

During the years ended October 31, 2024 and 2023, the unrealized gain on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $767,257 and $103,335, respectively.

During the year ended October 31, 2024, the unrealized gain on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was $2,014,103, with no amounts recorded during the prior period.

The fair value of the warrants granted in connection with the two tranches of 2023 Series Convertible Notes Payable-Stock Settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31, 2024	October 31, 2023
Risk-free interest rate	-%	3.60%-3.93%
Dividend yield	-%	0.00%
Volatility factor	-%	161.52%-200.29%
Weighted average expected life (years)	-	2.5

The fair value of the warrants granted in connection with the 2024 Series Senior Secured convertible notes payable - stock settled during the periods presented was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31, 2024	October 31, 2023
Risk-free interest rate	3.99% - 4.61%	-%
Dividend yield	0.00%	-%
Volatility factor	131.93%-135.58%	-%
Weighted average expected life (years)	2.5	-

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	October 31, 2024	October 31, 2023

Leasehold improvements	$12,840	$12,840
Property and equipment	1,046,925	1,046,925
Total cost	1,059,765	1,059,765
Less accumulated depreciation	(920,213)	(739,351)
Net property and equipment	$139,552	$320,414

Depreciation expense for the years ended October 31, 2024 and 2023 was $180,862 and $153,023, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2024:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	11.75 years	$693,330	$(534,654)	$158,676
Patents, know-how and unpatented technology	11.75 years	710,060	(510,652)	199,408
Customer relationships	0 years	114,536	(114,536)	-
Total		1,517,926	(1,159,842)	358,084

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2023:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	12.75 years	$693,330	$(391,214)	$302,116
Patents, know-how and unpatented technology	12.75 years	710,060	(356,648)	353,412
Customer relationships	0.75 years	114,536	(102,251)	12,285
Total		1,517,926	(850,113)	667,813

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(914,091)	$3,608,949

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2025	$30,475
2026	30,475
2027	30,475
2028	30,475
2029	30,475
Total	$152,375

During the years ended October 31, 2024 and 2023, the Company recorded amortization expense of $63,702 and $131,736, respectively. The Company also recognized $49,431 and $243,795 of impairment expense related to its Fitore subsidiary during the years ending October 31, 2024 and 2023, respectively, and $196,595 and $334,057 of impairment expense related to its InfiniVive subsidiary during the year ended October 31, 2024 and 2023, respectively. In addition, the Company recorded impairment expense for the Goodwill of $437,368 in its Fitore subsidiary due to lack of sales revenue.

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

In May 2023, the Company executed a new office lease for 2,978 square feet, starting July 1, 2023 for its executive offices. The lease term runs through the end of December 2026. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $130,150 and $72,536 for the years ended October 31, 2024 and 2023, respectively.

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	October 31, 2024	October 31, 2023
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$346,091	$476,241
Finance	Property and equipment, net	3,351	33,294
Total Lease Assets		$349,442	$509,535

Liabilities
Current:
Operating	Operating lease liabilities	$119,486	$130,150
Finance	Finance lease liabilities	12,081	61,832
Noncurrent:
Operating	Operating lease liabilities	226,605	346,091
Finance	Finance lease liabilities	5,042	17,123
Total Lease Liabilities		$363,214	$555,196

The following table shows the classification and location and the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Years Ended October 31,
	Location	2024	2023
Operating lease expense	General and administrative expense	$203,557	$203,274
Finance lease expense:
Interest on lease liability	Interest expense	7,992	9,795
Total Lease expense		$211,549	$213,069

Minimum contractual obligations for the Company’s leases (undiscounted) as of October 31, 2024 were as follows:

	Operating	Finance
Fiscal year 2025	$163,902	$12,803
Fiscal year 2026	166,760	5,150
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Fiscal year 2029	67,734	-
Thereafter	45,156	-
Total Lease Payments	$595,895	$17,953
Less Imputed interest	(249,804)	(830)
Total lease liability	$346,091	$17,123

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	October 31, 2024		October 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.0	1.34	4.9	1.41
Weighted-average discount rate (1)	10.00%	6.67%	10.00%	7.49%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Years Ended October 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$180,581	$133,598
Cash payments for finance leases	$65,387	$71,566

The Company recorded amortization of the operating lease right-of-use asset of $130,150 and $72,536 for the years ended October 31, 2024 and 2023, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of October 31, 2024 and October 31, 2023:

	October 31, 2024	October 31, 2023

Short Term
2021 Series convertible notes – related party	$480,000	$480,000
2024 Senior secured convertible notes payable	4,718,750	-
Total Short-Term Debt	5,198,750	480,000
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(51,886)	(64,285)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(805,327)	(891,582)
Total Long-Term Debt	3,049,633	2,950,979
Total Debt	$8,248,383	$3,430,979

The table below presents the future maturities of outstanding debt obligations as of October 31, 2024:

Fiscal year 2025	$5,198,750
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Fiscal year 2028	1,717,600
Total	$9,105,596

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $46,163 and $46,037 for the years ended October 31, 2024 and 2023, respectively. Accrued interest on this note was $184,275 and $138,112 as of October 31, 2024 and 2023, respectively. This note is unsecured. The note and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $49,012 and $48,879 for the years ended October 31, 2024, and 2023, respectively. Accrued interest on this note was $195,648 and $146,635 as of October 31, 2024 and 2023, respectively. This note is unsecured. The note and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price.

2021 Series Convertible Notes - Related Party

The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of October 31, 2024 and 2023, respectively. The note matured on July 31, 2024 and is unsecured. During the years ended October 31, 2024 and 2023, the Company recorded $27,875 and $23,821, respectively, in interest expense. As of October 31, 2024 and 2023, accrued, but unpaid, interest on these notes was $81,679 and $53,804, respectively. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and $50,000 each payable on January 31, February 28, March 31 and April 30, 2025.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible upon the closing of a Qualified Financing of at least $5,000,000, up the closing of a change in control. At the option of the holder of the notes or at maturity. During the years ended October 31, 2024 and 2023, the Company recorded $10,028 and $10,000 in interest expense on these notes, respectively. As of October 31, 2024 and 2023, the Company had accrued $23,233 and $13,205, respectively, in interest on these notes.

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

The combination of the $135,000 premium associated with the conversion feature of the January 2023 Notes and the $208,213 discount associated with the January 2023 Warrants results in a net discount of $73,213 that is accreted over five years utilizing the effective interest method. The effective interest rate for the years ended October 31, 2024 and 2023 is 13.0% and 13.0%, respectively. During the years ended October 31, 2024 and 2023, the Company recorded accretion expense of $ $12,400 and $8,927, respectively, and a gain on the fair value of the warrant liability of $54,946 and $9,243, respectively.

The combination of the $262,533 premium associated with the conversion feature of the March 2023 Notes and the $831,108 discount associated with the March 2023 Warrants results in a net discount of $568,574 that is accreted over five years utilizing the effective interest method. The effective interest rate for the years ended October 31, 2024 and 2023 is 44.6% and 44.6%, respectively. During the year ended October 31, 2024 and 2023, the Company recorded accretion expense of $52,724 and $22,176, respectively, and a gain on the fair value of the warrant liability of $427,408 and $70,973, respectively.

The combination of the $175,000 premium associated with the conversion feature of the June 2023 Notes and the $529,810 discount associated with the June 2023 Warrants results in a net discount of $354,810 that is accreted over five years utilizing the effective interest method. The effective interest rate for the years ended October 31, 2024 and 2023 is 39.5% and 39.5%. During the years ended October 31, 2024 and 2023, the Company recorded accretion expense of $33,532 and $9,627, respectively, and a gain on the fair value of the warrant liability of $284,903 and $23,119, respectively.

During the years ended October 31, 2024 and 2023 the Company recorded $32,489 and $26,240, respectively, in interest expense on the January 2023 Notes. During the years ended October 31, 2024 and 2023, the Company recorded $63,181 and $37,314, respectively, in interest expense on the March 2023 Notes. During the years ended October 31, 2024 and 2023, the Company recorded $42,115 and $15,551, respectively, in interest expense on the June 2023 Notes.

As of October 31, 2024 and 2023, the Company had accrued $58,729 and $26,240, respectively, in interest on the January 2023 Notes. As of October 31, 2024 and 2023, the Company had accrued $100,495 and $37,314, respectively, in interest on the March 2023 Notes. As of October 31, 2024 and 2023, the Company had accrued $57,666 and $15,551, respectively, in interest on the June 2023 Notes.

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

The combination of the $2,500,005 premium associated with the conversion feature of the January Series 2024 Notes, the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes, and the $5,232,309 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the year ended October 31, 2024, is 659% for the November issuance and 624% for the January issuance. During the years ended October 31, 2024 and 2023, the Company recorded accretion expense of $3,482,304 and $0, respectively.

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

The combination of the $145,840 premium associated with the conversion feature of the April Series 2024 Notes, the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes, and the $303,573 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted thru the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the year ended October 31, 2024 is over 5000%. During the years ended October 31, 2024 and 2023, the Company recorded accretion expense of $201,483 and $0, respectively, and a gain on the fair value of the warrant liability of $100,640 and $0, respectively.

The combination of the $249,990 premium associated with the conversion feature of the May Series 2024 Notes, the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes, and the $519,742 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted thru the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the years ended October 31, 2024 is over 104,000%. During the years ended October 31, 2024 and 2023, the Company recorded accretion expense of $344,752 and $0, respectively, and a gain on the fair value of the warrant liability of $171,878 and $0, respectively.

During the year ended October 31, 2024, no interest expense was recorded on the Series 2024 Notes, with no activity recorded during the prior year period. As of October 31, 2024 and October 31, 2023, no accrued interest was recorded on the Series 2024 Notes.

The 2024 Series notes have been extended to March 31, 2025, with required payments in January, February and March of 2025.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of October 31, 2024 and 2023, 0 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding.

Activity for the year ended October 31, 2024 and 2023

There were no sales or grants of preferred shares during the years ended October 31, 2024 and 2023.

Common Stock

On June 23, 2023, the Board of Directors of the Company approved the Reverse Stock Split of the Company’s (a) authorized shares of Common Stock; and (b) issued and outstanding shares of Common Stock, which became effective on July 6, 2023.

As of October 31, 2024, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of October 31, 2024 and 2023, 4,460,535, and 4,430,535 shares were issued and outstanding, respectively.

On November 16, 2023, the Company granted 30,000 shares of common stock pursuant to the execution of a consulting agreement. The shares were granted at $15.00 per share. The shares vested immediately and are not subject to any revision based on the terms of the consulting agreement. The Company has recorded the value of the shares granted, $450,000, as consulting expense.

There were no grants of common stock during the year ended October 31, 2023.

Stock-Based Compensation

There were no grants of stock purchase options during the year ended October 31, 2024 and 2023.

The table below presents option activity for the years ended October 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2022	1,124,076	$10.79	7.64	$19,873,680
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	(11,153)	(6.05)	(7.78)	-
Balance at October 31, 2023	1,112,923	10.84	6.64	16,899,060
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2024	1,112,923	$10.84	5.64	$1,560,431

Stock based compensation expense related to options for the years ended October 31, 2024 and 2023 amounted to $1,513,677 and $1,292,270, respectively. As of October 31, 2024 and 2023, 934,397 and 831,333 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $1,985,988 and $3,506,561 as of October 31, 2024 and 2023, respectively.

Warrants

During the year ended October 31, 2024, the Company issued pre-funded warrants to purchase 1,107,500 shares of common stock. These pre-funded warrants have an exercise price of $0.01 and may be exercised at any time until all pre-funded warrants are exercised in full.

During the year ended October 31, 2023 the Company did not issue any warrants.

A summary of the Company’s common stock underlying the outstanding warrants as of October 31, 2024 and 2023 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2022	523,300	$19.50	2.32
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(78,846)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding at October 31, 2023	444,454	20.56	1.65
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(182,804)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2024	261,650	$26.00	1.31

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

Accounts Receivable and Revenues

Dr. Zamora was also a significant customer of the Company in his capacity as a practicing physician. (See Note 9 for more information regarding Dr. Zamora.) As of October 31, 2024 and 2023, Dr. Zamora owed the Company $0 and $0, respectively. During the years ended October 31, 2024 and 2023, Dr. Zamora accounted for $33,750 and $36,000 in product sales, respectively. These sales amounts were 2% and 2% of total sales, respectively, for the years ended October 31, 2024 and 2023.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of October 31, 2024 and 2023, the Company owes this entity $0 and $28,222, respectively, in past due rent. This amount is included in Accounts Payable on the balance sheet. The rental rates charged to the Company, $5,645 per month, are consistent with commercial rental rates in the area.

Convertible Notes, Debt Discount and Accrued Interest

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, mature on July 31, 2024 and are convertible, at the holder’s option, at $26.00 per common share. On October 22, 2021, the holder of $200,000 of the convertible notes converted the note and accrued but unpaid interest into four Series A Preferred Stock units. On April 15, 2022, the holders of $320,000 of the convertible notes converted the notes and accrued but unpaid interest into 12,741 shares of common stock. The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $480,000 and $480,000 as of October 31, 2023 and 2022, respectively. During the years ended October 31, 2024 and 2023, the Company recorded $27,875 and $23,821, respectively, in interest expense related to these notes. As of October 31, 2024 and 2023, accrued, but unpaid, interest on these notes was $81,679 and $53,804, respectively. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and $50,000 each payable on January 31, February 28, March 31 and April 30, 2025.

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

Significant components of the Company’s net deferred tax assets for federal and state income taxes at October 31, 2024 and 2023  consist of the following:

	Years Ended October 31,
	2024	2023

Net operating loss carryforward	$4,562,000	$3,074,000
Unrecognized holding gains	(728,000)	-
Accretion of Debt Discounts	973,000	-
Stock compensation	1,952,000	1,579,000
Basis of shares in subsidiary	439,000	442,000
Capitalized intangible costs	127,000	(116,000)
Accruals and reserves	112,000	69,000
Deferred tax assets	7,437,000	5,048,000
Valuation allowance	(7,437,000)	(5,048,000)

Effective income tax asset	$–	$–

As of October 31, 2024 and 2023, the Company has net operating loss carry forwards of approximately $18,069,000 and $12,102,000, respectively, available to reduce future taxable income, if any, for both Federal and Colorado state income tax purposes. The net operating loss carry forwards generated from tax years ending after December 31, 2017 will not expire. Net operating loss carry forwards generated from tax years ending before January 1, 2018 expire after 20 years. Valuation allowances have been reserved, where necessary. The net valuation allowance increased by $2,389,000 for the period ended October 31, 2024.

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

NOTE 12 – SUBSEQUENT EVENTS

On January 21, 2025, a new investor advanced $750,000 to the Company as a portion of a 2025 Senior Secured Note to replace a major portion of the 2024 Senior Secured Convertible Note. The $750,000 was immediately paid to the majority holder of the 2024 Senior Secured Convertible Note.

