Form 10-Q
period 2025-01-31
Vitro Biopharma, Inc.
filed 2025-03-20
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

As of March 20, 2025, there were outstanding 4,460,535 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended January 31, 2025

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31, 2025	October 31, 2024

ASSETS

Cash	$113,724	$571,360
Accounts Receivable, Net	22,089	206,292
Accounts Receivable – Related Party	13,500	-
Inventory	160,515	115,365
Prepaid Expense	99,562	82,736

Total Current Assets	409,390	975,753

Goodwill	3,171,581	3,171,581
Intangible Assets, Net	350,465	358,084
Property and Equipment, Net	102,118	139,552
Patents, Net	89,622	89,548
Right of Use Asset – Operating Lease	315,209	346,091
Other Assets	8,438	8,438
Total Assets	$4,446,823	$5,089,047

LIABILITIES

Accounts Payable	$2,442,630	$2,163,920
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	1,859,097	1,806,419
2021 Series Convertible Note Payable – Related Party	200,000	480,000
Accrued Interest Payable – Related Party	403,847	81,679
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	4,213,750	4,718,750
Derivative/Warrant Liability	149,449	154,966
Unsecured 4% Note Payable – Related Party	1,221,958	-
Unsecured 6% Note Payable – Related Party	767,288	-
Advance from investor	750,000	-
Current Maturities of Capital Lease Obligations	10,560	12,081
Current Maturities of Operating Lease Obligations	116,900	119,486
Total Current Liabilities	12,660,866	10,062,688

Capital Lease Obligations, Net of Current Portion	2,337	5,042
Operating Lease Obligation, Net of Current Portion	198,309	226,605
Unsecured 6% Note Payable – Related Party	-	767,288
Unsecured 4% Note Payable – Related Party	-	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	356,489	353,114
2023 Series B Convertible Notes Payable – Stock Settled, Net	535,033	507,273
Derivative/Warrant Liability	125,912	126,006
Long Term Accrued Interest Payable	277,278	240,123
Long Term Accrued Interest Payable – Related Party	-	379,923
Total Long-Term Liabilities	1,695,358	4,027,332

Total Liabilities	14,356,224	14,090,020

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,460,535 and 4,460,535 Outstanding, respectively	4,460	4,460
Additional Paid in Capital	30,954,494	29,028,260
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(40,784,355)	(37,949,693)

Total Stockholders’ (Deficit)	(9,909,401)	(9,000,973)

Total Liabilities and Stockholders’ (Deficit)	$4,446,823	$5,089,047

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024

Product Sales	$434,124	$421,960
Product Sales, Related Party	15,750	2,250
Total Revenue	449,874	424,210
Less Cost of Goods Sold	(93,092)	(85,194)
Gross Profit	356,782	339,016

Operating Costs and Expenses:
Selling, General and Administrative	2,128,417	2,400,623
Research and Development	73,883	156,235
Write-off of Offering Costs	-	2,656,962

Loss From Operations	(1,845,518)	(4,874,804)

Other Expense:
Interest Expense	(103,693)	(171,629)
Gain on Forgiveness of Debt	343,938	-
Loss on Extinguishment of Debt	(1,235,000)	-
Unrealized Gain on Derivative/Warrant Liability	5,611	477,247

Net Loss Available to Common Stockholders	$(2,834,662)	$(4,569,186)

Net Loss per Common Share, Basic and Diluted	$(0.64)	$(1.03)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,460,535	4,455,318

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended January 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at October 31, 2023	-	$-	4,430,535	$4,430	$27,064,613	$(84,000)	$(28,076,133)	$(1,091,090)

Stock Issued for Services	-		30,000	30	449,970	-	-	450,000
Stock based compensation	-	-	-	-	384,484	-	-	384,484
Net loss	-	-	-	-	-	-	(4,569,186)	(4,569,186)

Balance at January 31, 2024	-	$-	4,460,535	$4,460	$27,899,067	$(84,000)	$(32,645,319)	$(4,825,792)

Balance at October 31, 2024	-	$-	4,460,535	$4,460	29,028,260	(84,000)	(37,949,693)	(9,000,973)

Pre-funded Warrants Issued for Services	-	-	-	-	528,000	-	-	528,000
Pre-funded Warrants Issued as Part of Debt Extinguishment	-	-	-	-	990,000	-	-	990,000
Stock Based Compensation	-	-	-	-	408,234	-	-	408,234
Net Loss	-	-	-	-	-	-	(2,834,662)	(2,834,662)

Balance at January 31, 2025	-	$-	4,460,535	$4,460	$30,954,494	$(84,000)	$(40,784,355)	$(9,909,401)

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31, 2025	Three months Ended January 31, 2024

Operating Activities

Net Loss	$(2,834,662)	$(4,569,186)
Adjustment to Reconcile Net Loss:
Gain on Forgiveness of Debt	(343,938)	-
Unrealized Gain on Derivative/Warrant Liability	(5,611)	(477,247)
Depreciation Expense	37,434	43,544
Amortization Expense	7,619	16,948
Amortization of Operating Lease – ROU Asset	30,882	33,607
Accretion of Debt Discount	31,135	99,427
Stock Based Compensation	408,234	384,484
Common Stock Issued for Services	-	450,000
Pre-funded Warrants issued for Services	528,000	-
Loss on Extinguishment of Debt	1,235,000	-
Write-off of Offering Costs	-	2,656,962
Changes in Assets and Liabilities
Accounts Receivable	184,203	8,432
Accounts Receivable – Related Party	(13,500)	-
Inventory	(45,150)	8,249
Prepaid Expenses	(16,826)	(2,762)
Accounts Payable	278,710	(82,283)
Operating Lease Obligation	(30,882)	(33,607)
Accrued Liabilities	52,678	195,963
Accrued Interest	37,155	37,155
Accrued Interest – Related Parties	31,183	30,153

Net Cash Used in Operating Activities	(428,336)	(1,200,161)

Investing Activities

Patent Costs	(74)	(486)

Net Cash Used in Investing Activities	(74)	(486)

Financing Activities

Issuance of 2024 Series Senior Secured Convertible Notes Payable – Stock Settled	-	3,000,000
Advance from Investor	750,000	-
Payment of 2024 Senior Secured Convertible Notes Payable	(750,000)	-
Payment of 2021 Series Convertible Note Payable – Related Party	(25,000)	-
Capital Lease Principal Payments	(4,226)	(16,521)

Net Cash (Used in) Provided by Financing Activities	(29,226)	2,983,479

Total Cash Provided (Used) During the Period	(457,636)	1,782,832
Beginning Cash Balance	571,360	101,754

Ending Cash Balance	$113,724	$1,884,586

Cash Paid for Interest	$4,220	$4,894
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Premium on issuance of 2024 Series Senior Secured Notes Payable - Stock Settled	$-	$2,500,005
Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$-	$2,732,304
Discount on Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$-	$5,982,308
Premium on issuance of 2023 Series Notes Payable	$-	$572,533

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025 AND 2024

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024, as filed with the SEC (“Form 10-K”). Unless otherwise noted in this Interim Report, there have been no material changes to the disclosures contained in the notes to the audited financial statements for the year ended October 31, 2024, contained in the Form 10-K.

The Consolidated Balance Sheet as of October 31, 2024, was derived from the audited financial statements included in the Form 10-K. In management’s opinion, the unaudited interim Consolidated Balance Sheet, Statements of Operations, Statements of Changes in Shareholders’ Equity (Deficit), and Statements of Cash Flows, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Certain prior period amounts were reclassified to conform to the current presentation on the Consolidated Financial Statements.

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

Concentrations

During the three months ended January 31, 2025 and 2024, 4% and 1% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 30% stockholder. During the three months ended January 31, 2025, 41%, 18% and 13% of the Company’s total revenue was attributable to product sales to three customers. Also, during the three months ended January 31, 2024, two customers accounted for 39% and 23% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the three months ended January 31, 2025 or 2024.

Deferred Offering Costs

The Company defers, as Current Assets, the direct incremental costs of raising capital through equity offerings, until such time as the offering is completed or abandoned. At the time of the offering completion, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. During the three months ended January 31, 2025 and 2024 the Company recorded as expense $0 and $2,656,962 of costs that had previously been recorded as Deferred Offering Costs, respectively.

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

Sale of therapeutic product: Includes cell culture media to be used in therapeutic treatment, i.e.sales to Foreign Third-Party Clinics.

Shipping: Includes amounts charged to customers for shipping products. These amounts are included with the various types of revenue described in the table below.

Consulting Revenue: The Company has agreed to assist another party to develop an FDA-approved biological product. Revenues are recognized when certain contractual milestones are achieved.

Fitore product sales online: Includes internet sales, via the Fitore Nutrition website, of dietary supplements called Stemulife, Spectrum+, Easy Sleep and Thought Calmer.

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following table summarizes the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024
Revenues:
Research and development products	$111,667	$277,040
AlloRx Stem Cells to Foreign Third-Party Clinics	283,442	112,243
InfiniVive products	52,841	28,180
Fitore products	1,924	6,685

Total	$449,874	$424,148

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

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2024 and January 31, 2025, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement. The Company did not recognize any of this net deferred revenue during the three months ended January 31, 2025 and 2024.

The table below summarizes Deferred Revenues as of January 31, 2025:

	October 31, 2024	Other Project Income Recognized	Net Revenue Deferred	January 31, 2025
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of October 31, 2024:

	October 31, 2023	Other Project Income Recognized	Net Revenue Deferred	October 31, 2024
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

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

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of January 31, 2025 and October 31, 2024, total accounts receivable amounted to $35,589 and $206,292, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of January 31, 2025 and October 31, 2024, the allowance for doubtful accounts was $975 and $975, respectively.

As of January 31, 2025, two customers accounted for 38% and 14% of accounts receivable. As of October 31, 2024, 55%, 20% and 10%, of the Company’s accounts receivable were attributable to sales to three customers. No other customer comprised more than 10% of the accounts receivable balance as of January 31, 2025 or October 31, 2024.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the three months ended January 31, 2025 and 2024, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	January 31, 2025	January 31, 2024

Stock options outstanding	1,112,923	1,112,923
Shares to be issued in connection with exercise of warrants	236,650	421,377
2021 Series Convertible Notes Payable - Related Party – common shares	-	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settlement	31,458	29,293
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable - Stock Settled	99,816	92,795
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	39,881
2024 Series Senior Secured Convertible Notes Payable – Stock Settled	857,955	250,000
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	289,583	250,000
2024 Pre-funded Warrants	1,107,500	-
2025 Pre-funded Warrants	276,000	-
Total	4,062,534	2,225,499

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	January 31, 2025	October 31, 2024

Raw materials	$17,979	$-
Finished goods	142,536	115,365
Total inventory	$160,515	$115,365

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the three months ended January 31, 2025 and 2024, the Company did not record any impairment expense.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of January 31, 2025 and October 31, 2024 were $89,622 and $89,548 respectively.

Leases

In May 2023, the Company executed a new office lease for its executive offices, with the lease starting July 1, 2023. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $30,882 and $33,607 for the three months ended January 31, 2025 and 2024, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public companies with a single report segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements of ASU 2023-07 during the year ended December 31, 2024. The Company operates as one operating segment and the Company’s CEO is the chief operating decision maker (“CODM”). The CODM uses the consolidated statement of operations to assess financial performance and allocate resources. As of January 31, 2025, the Company is assessing the impact of this change and will implement it by its fiscal year end of October 31, 2025.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $2.8 million for the three months ended January 31, 2025. The Company had a working capital deficit of approximately $12.3 million as of January 31, 2025. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In view of these matters, realization of certain of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate additional revenues and profit from operations.

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

As of January 31, 2025 and October 31, 2024, the estimated fair values of the Company’s financial liabilities are presented in the following table:

January 31, 2025
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$9,017
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	116,895
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	149,449
Total	$275,361

October 31, 2024
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$9,024
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	116,982
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	154,966
Total	$280,972

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2024 Series Senior Secured Convertible Notes Payable and its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Three Months Ended January 31, 2025	Year Ended October 31, 2024
Beginning Balance	$280,972	$893,263
Additions	-	3,159,788
Subtractions	-	(990,719)
Total (gains) or losses (realized/unrealized)	(5,611)	(2,781,360)
Ending Balance	$275,361	$280,972

During the three months ended January 31, 2025 and 2024, the unrealized gain on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $94 and $438,033, respectively.

During the three months ended January 31, 2025 and 2024, the unrealized gain on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was $5,517 and $39,214, respectively.

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable and the 2024 Series Senior Secured convertible notes payable - stock settled during the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at January 31, 2025 and October 31, 2024:

	January 31, 2025	October 31, 2024
Risk-free interest rate	4.36%	4.15%
Dividend yield	0.00%	0.00%
Volatility factor	130.06%	130.13%
Weighted average expected life (years)	2.25	2.5

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	January 31, 2025	October 31, 2024

Leasehold improvements	$12,840	$12,840
Property and equipment	1,046,925	1,046,925
Total cost	1,059,765	1,059,765
Less accumulated depreciation	(957,647)	(920,213)
Net property and equipment	$102,118	$139,552

Depreciation expense for the three months ended January 31, 2025 and 2024 was $37,434 and $43,544, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of January 31, 2025:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	11.5 years	$693,330	$(538,029)	$155,301
Patents, know-how and unpatented technology	11.5 years	710,060	(514,896)	195,164
Customer relationships	0 years	114,536	(114,536)	-
Total		1,517,926	(1,167,461)	350,465

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2024:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	11.75 years	$693,330	$(534,654)	$158,676
Patents, know-how and unpatented technology	11.75 years	710,060	(510,652)	199,408
Customer relationships	0 years	114,536	(114,536)	-
Total		1,517,926	(1,159,842)	358,084

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2025	$22,856
2026	30,475
2027	30,475
2028	30,475
2029	30,475
Thereafter	205,709
Total	$350,465

During the three months ended January 31, 2025 and 2024, the Company recorded amortization expense of $7,619 and $16,948, respectively.

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

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	January 31, 2025	October 31, 2024
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$315,209	$346,091
Finance	Property and equipment, net	1,814	3,351
Total Lease Assets		$317,023	$349,442

Liabilities
Current:
Operating	Operating lease liabilities	$116,900	$119,486
Finance	Finance lease liabilities	10,560	12,081
Noncurrent:
Operating	Operating lease liabilities	198,309	226,605
Finance	Finance lease liabilities	2,337	5,042
Total Lease Liabilities		$328,106	$363,214

The following table shows the classification and location of the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Three Months Ended January 31,
	Location	2025	2024
Operating lease expense	General and administrative expense	$54,944	$54,299
Finance lease expense:
Interest on lease liability	Interest expense	1,998	1,998
Total Lease expense		$56,942	$56,297

Minimum contractual obligations for the Company’s leases (undiscounted) as of January 31, 2025 were as follows:

	Operating	Finance
Fiscal year 2025	$123,145	$8,325
Fiscal year 2026	166,760	5,150
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Fiscal year 2029	67,734	-
Thereafter	45,156	-
Total Lease Payments	$555,138	$13,475
Less Imputed interest	(239,929)	(578)
Total lease liability	$315,209	$12,897

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	January 31, 2025		October 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	3.75	1.24	4.0	1.34
Weighted-average discount rate (1)	10.00%	6.64%	10.00%	6.67%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended January 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$40,757	$56,946
Cash payments for finance leases	$4,478	$18,192

The Company recorded amortization of the operating lease right-of-use asset of $30,882 and $33,607 for the three months ended January 31, 2025 and 2024, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of January 31, 2025 and October 31, 2024:

	January 31, 2025	October 31, 2024

Short Term
2021 Series convertible notes – related party	$200,000	$480,000
Unsecured 6% note payable – related party	1,221,958	-
Unsecured 4% note payable – related party	767,288	-
2025 Senior secured convertible notes payable	750,000	-
2024 Senior secured convertible notes payable	4,213,750	4,718,750
Total Short-Term Debt	7,152,996	5,198,750
Long Term
Unsecured 6% note payable – related party	$-	$767,288
Unsecured 4% note payable – related party	-	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(48,511)	(51,886)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(777,567)	(805,327)
Total Long-Term Debt	1,091,522	3,049,633
Total Debt	$8,244,518	$8,248,383

The table below presents the future maturities of outstanding debt obligations as of January 31, 2025:

Fiscal year 2025	$5,163,750
Fiscal year 2026	1,989,246
Fiscal year 2027	200,000
Fiscal year 2028	1,717,600
Total	$9,070,596

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $11,604 and $11,604 for the three months ended January 31, 2025 and 2024, respectively. Accrued interest on this note was $195,879 and $184,275 as of January 31, 2025 and October 31, 2024, respectively. This note is unsecured. The note and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price. The original maturity date of this note is December 31, 2025, but the Company and the related party have agreed to negotiate an extension of this note.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $12,320 and $12,320 for the three months ended January 31, 2025, and 2024, respectively. Accrued interest on this note was $207,967 and $195,648 as of January 31, 2025 and October 31, 2024, respectively. This note is unsecured. The note and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price. The original maturity date of this note is December 31, 2025, but the Company and the related party have agreed to negotiate an extension of this note.

2021 Series Convertible Notes - Related Party

The principal balance outstanding on the 2021 Series Convertible notes amounted to $200,000 and $480,000 as of January 31, 2025 and October 31, 2024, respectively. The note matured on July 31, 2024 and is unsecured. During the three months ended January 31, 2025 and 2024, the Company recorded $7,259 and $6,229, respectively, in interest expense. As of January 31, 2025 and October 31, 2024, accrued, but unpaid, interest on these notes was $0 and $81,679, respectively. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and four payments of $50,000, payable on or before February 1, March 1, April 1, and May 1, 2025. To record the renegotiation of the agreement, the Company recognized a gain on retirement of debt of $343,938, consisting of a reduction of principal of $255,000 and an elimination of accrued interest of $88,938. This was recorded through the statement of operations because the lender is not restructuring the loan to protect his equity and the lender does not hold a significant investment in the Company.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible (i) upon the closing of a Qualified Financing of at least $5,000,000, (ii) upon the closing of a change in control, (iii) at the option of the holder of the notes or (iv) at maturity. During the three months ended January 31, 2025 and 2024, the Company recorded $2,521 and $2,521 in interest expense on these notes, respectively. As of January 31, 2025 and October 31, 2024, the Company had accrued $25,754 and $23,233, respectively, in interest on these notes.

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

The combination of the $135,000 premium associated with the conversion feature of the January 2023 Notes and the $208,213 discount associated with the January 2023 Warrants results in a net discount of $73,213 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2025 and 2024 is 13.0% and 13.0%, respectively. During the three months ended January 31, 2025 and 2024, the Company recorded accretion expense of $ $3,374 and $2,969, respectively, and a gain on the fair value of the warrant liability of $7 and $31,369, respectively.

The combination of the $262,533 premium associated with the conversion feature of the March 2023 Notes and the $831,108 discount associated with the March 2023 Warrants results in a net discount of $568,574 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2025 and 2024 is 44.6% and 44.6%, respectively. During the three months ended January 31, 2025 and 2024, the Company recorded accretion expense of $17,152 and $11,227, respectively, and a gain on the fair value of the warrant liability of $52 and $244,011, respectively.

The combination of the $175,000 premium associated with the conversion feature of the June 2023 Notes and the $529,810 discount associated with the June 2023 Warrants results in a net discount of $354,810 that is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2025 and 2024 is 39.5% and 39.5%. During the three months ended January 31, 2025 and 2024, the Company recorded accretion expense of $10,608 and $7,277, respectively, and a gain on the fair value of the warrant liability of $34 and $162,653, respectively.

During the three months ended January 31, 2025 and 2024 the Company recorded $8,166 and $8,167, respectively, in interest expense on the January 2023 Notes. During the three months ended January 31, 2025 and 2024, the Company recorded $15,882 and $15,881, respectively, in interest expense on the March 2023 Notes. During the three months ended January 31, 2025 and 2024, the Company recorded $10,586 and $10,586, respectively, in interest expense on the June 2023 Notes.

As of January 31, 2025 and October 31, 2024, the Company had accrued $66,895 and $58,729, respectively, in interest on the January 2023 Notes. As of January 31, 2025 and October 31, 2024, the Company had accrued $116,377 and $100,495, respectively, in interest on the March 2023 Notes. As of January 31, 2025 and October 31, 2024, the Company had accrued $68,252 and $57,666, respectively, in interest on the June 2023 Notes.

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

The combination of the $2,500,005 premium associated with the conversion feature of the January Series 2024 Notes, the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes, and the $5,232,309 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2025 and 2024, is 659% and 659%, respectively, for the November issuance and 624% and 624%, respectively, for the January issuance. During the three months ended January 31, 2025 and 2024, the Company recorded accretion expense of $0 and $77,954 respectively and a gain on the fair value of the warrant liability of $0 and $39,214, respectively.

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

The combination of the $145,840 premium associated with the conversion feature of the April Series 2024 Notes, the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes, and the $303,573 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted thru the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2025 and 2024 is over 5000%. During the three months ended January 31, 2025 and 2024, the Company recorded accretion expense of $0 and $0, respectively, and a gain on the fair value of the warrant liability of $2,033 and $0, respectively.

The combination of the $249,990 premium associated with the conversion feature of the May Series 2024 Notes, the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes, and the $519,742 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted thru the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2025 and 2024 was over 104,000%. During the three months ended January 31, 2025 and 2024, the Company recorded accretion expense of $0 and $0, respectively, and a gain on the fair value of the warrant liability of $3,485 and $0, respectively.

During the three months ended January 31, 2025 and 2024, no interest expense was recorded on the Series 2024 Notes. As of January 31, 2025 and October 31, 2024, no accrued interest was recorded on the Series 2024 Notes.

The July Series 2024 Target note has been extended to March 31, 2025, with an increase in the principal amount of $245,000 and pre-funded warrants were issued for a value of $990,000 as part of the extension transaction. In accordance with ASC 470, the Company has evaluated the consideration given for the extension of the Target note and has determined that the July Series 2024 Target note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company has recorded a loss on extinguishment of debt of $1,235,000 for the three months ended January 31, 2025. As of March 3, 2025, the Company has paid the July Series 2024 Target note’s entire balance of $4,370,000. The remaining 2024 Series notes are in the process of being renegotiated with a longer maturity date.

Advance from Investor

On January 21, 2025, a new investor advanced the Company $750,000 to assist the Company in making the first payment to the principal note holder of the 2024 Series notes. As of January 31, 2025, the Company and the new investor were negotiating the terms of the 2025 Series Senior Secured Convertible Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of January 31, 2025 and October 31, 2024, 0 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding.

Activity for the three months ended January 31, 2025 and 2024

There were no sales or grants of preferred shares during the three months ended January 31, 2025 and 2024.

Common Stock

As of January 31, 2025, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of January 31, 2025 and October 31, 2024, 4,460,535, and 4,460,535 shares were issued and outstanding, respectively.

On November 16, 2023, the Company granted 30,000 shares of common stock pursuant to the execution of a consulting agreement. The shares were granted at $15.00 per share. The shares vested immediately and are not subject to any revision based on the terms of the consulting agreement. The Company has recorded the value of the shares granted, $450,000, as consulting expense.

There were no grants of common stock during the three months ended January 31, 2025.

Stock-Based Compensation

There were no grants of stock purchase options during the three months ended January 31, 2025 and 2024.

The table below presents option activity for the three months ended January 31, 2025 and the year ended October 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2023	1,112,923	$10.84	6.64	$16,899,060
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2024	1,112,923	10.84	5.64	1,560,431
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at January 31, 2025	1,112,923	$10.84	5.39	$1,560,431

Stock based compensation expense related to options for the three months ended January 31, 2025 and 2024 amounted to $408,234 and $384,484, respectively. As of January 31, 2025 and October 31, 2024, 957,474 and 934,397 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $1,686,090 and $1,985,988 as of January 31, 2025 and October 31, 2024, respectively.

Warrants

During the year ended October 31, 2024, the Company issued pre-funded warrants to purchase 1,107,500 shares of common stock. These pre-funded warrants have an exercise price of $0.001 and may be exercised at any time until all pre-funded warrants are exercised in full.

Effective November 16, 2024, the Company granted 180,000 pre-funded warrants with an exercise price of $0.001 to the majority holder of the 2024 Senior Secured Convertible Notes for a fair value of $990,000.

Om January 27, 2025, the Company granted 96,000 pre-funded warrants with an exercise price of $0.001 to a consultant to the Company for consulting services provided for a fair value of $528,000.

A summary of the Company’s common stock underlying its outstanding A and B warrants as of January 31, 2025 and October 31, 2024 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2023	444,454	$20.56	1.65
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(182,804)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2024	261,650	26.00	1.31
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	(25,000)	-	-
Outstanding – January 31, 2025	236,650	$26.00	1.19

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

Accounts Receivable and Revenues

Dr. Zamora was also a significant customer of the Company in his capacity as a practicing physician. (See Note 9 for more information regarding Dr. Zamora.) As of January 31, 2025 and October 31, 2024, Dr. Zamora owed the Company $13,500 and $0, respectively. During the three months ended January 31, 2025 and 2024, Dr. Zamora accounted for $15,750 and $2,250 in product sales, respectively. These sales amounts were 4% and 1% of total sales, respectively, for the three months ended January 31, 2025 and 2024.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of January 31, 2025 and October 31, 2024, the Company owes this entity $0 and $0, respectively, in past due rent. The rental rates charged to the Company are $5,645 per month, with no escalators, and the lease runs through June of 2030.

Convertible Notes, Debt Discount and Accrued Interest

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, mature on July 31, 2024 and are convertible, at the holder’s option, at $26.00 per common share. On October 22, 2021, the holder of $200,000 of the convertible notes converted the note and accrued but unpaid interest into four Series A Preferred Stock units. On April 15, 2022, the holders of $320,000 of the convertible notes converted the notes and accrued but unpaid interest into 12,741 shares of common stock. The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $200,000 and $480,000 as of January 31, 2025 and October 31, 2024, respectively. During the three months ended January 31, 2025 and 2024, the Company recorded $7,259 and $6,229, respectively, in interest expense related to these notes. As of January 31, 2025 and October 31, 2024, accrued, but unpaid, interest on these notes was $0 and $81,679, respectively. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and four payments of $50,000, payable on or before February 1, March 1, April 1, and May 1, 2025.

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

NOTE 11 – SUBSEQUENT EVENTS

In addition to the advance from the new investor mentioned in Note 7 above, on February 6, 2025, the new investor advanced $1,250,000 to the Company as a portion of a future 2025 Series Senior Secured Note to replace a major portion of the 2024 Senior Secured Convertible Notes. Of the $1,250,000 received, $1,000,000 was immediately paid to the majority holder of the 2024 Senior Secured Convertible Notes.

On February 27, 2025, the Company entered into securities purchase agreement (the “Purchase Agreements”) with the accredited investor mentioned above, pursuant to which the Company issued and sold to the investor, in a private placement, (i) senior secured convertible note (the “2025 Series Notes”) in the principal amount of $6,250,000 for a purchase price of $5,000,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “2025 Series Warrants”).

On March 3, 2025, the new investor forwarded the remaining $3,000,000, which when combined with the $750,000 and $1,250,000 advances, brought the investment to the total purchase price of the 2025 Series Notes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires.

The following discussion analyzes our operating results for the three months ended January 31, 2025 and compares those results to the three a months ended January 31, 2024. The discussion below also analyzes our liquidity and capital resources as of January 31, 2025 and material changes in those resources since the October 31, 2024. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three months ended January 31, 2025 and 2024 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID and expect to commence those trials in 2025 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our expenses.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of January 31, 2025 of $40.8 million. We incurred net losses of approximately $2.8 million and $9.9 million during the three months ended January 31, 2025 and the year ended October 31, 2024, respectively. We used cash in operating activities of $0.4 million and $1.2 million during the three months ended January 31, 2025 and 2024, respectively. We had a working capital deficit of approximately $12.3 million as of January 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
	2025	2024

Product Sales	$434,124	$421,960
Product Sales, Related Parties	15,750	2,250
Total Revenue	449,874	424,210
Less: Cost of Goods Sold	(93,092)	(85,194)
Gross Profit	356,782	339,016
Selling, General and Administrative Expenses	(2,128,417)	(2,400,623)
Research and Development	(73,883)	(156,235)
Write-off of Offering Costs	-	(2,656,962)
Interest Expense	(103,693)	(171,629)
Gain on Forgiveness of Debt	343,938	-
Loss on Extinguishment of Debt	(1,235,000)	-
Unrealized Gain on Derivative/Warrant Liability	5,611	477,247
Net Loss	$(2,834,662)	$(4,569,186)

Net Loss

We recorded a net loss of $2,834,662 in the three months ended January 31, 2025, a decrease of $1,734,524 from the three months ended January 31, 2024, loss of $4,569,186, or 38%. The decreased loss in the three months ended January 31, 2025 was due to a reduction of write-off of offering costs that occurred in the three months ended January 31, 2024 offset by a loss on extinguishment of debt during the three months ended January 31, 2025. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended January 31, 2025, increased by $25,664, or 6%, from the three months ended January 31, 2024. The increase is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore, there was no consulting revenue recognized in the three months ended January 31, 2025, or 2024.

During the three months ended January 31, 2025 and 2024, research and development product sales were $111,667 and $277,040, respectively, a decrease in the three months ended January 31, 2025 of $165,373, or 60%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing fewer CAFs and native fibroblasts in the three months ended January 31, 2025. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended January 31, 2025 and 2024 were $283,442 and $112,243 respectively, an increase of $171,199, or 153%. The increase is attributable to increased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated significantly more patients during the three months ended January 31, 2025. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended January 31, 2025 and 2024, were $15,750 and $2,250, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended January 31, 2025 totaled $93,092 compared to $85,194 during the three months ended January 31, 2024, an increase of $7,898, or 9%, resulting in gross profit of $356,782 and $339,016 for the three months ended January 31, 2025 and 2024, respectively. The gross profit percentages for the three months ended January 31, 2025 and 2024 were 79% and 80%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the three months ended January 31, 2025 and 2024. The overall increase in gross profit in the three months ended January 31, 2025 was attributable to an increase in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses decreased from $2,400,623 in the three months ended January 31, 2024, to $2,128,417 in the three months ended January 31, 2025. This decrease of $272,206 or 11% was primarily due to a reduction in consulting fees of $368,902 offset partially by an increase in legal fees of $97,945.

Research and Development

Research and development expenses for the three months ended January 31, 2025 and 2024 were $73,883 and $156,235, respectively, a decrease of $82,352, or 53%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the three months ended January 31, 2025, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy for future clinical trials. In the three months ended January 31, 2024, the Company had had more available funds and completed more research work during the period.

Write-off of Offering Costs

During the three months ended January 31, 2024, the Company recorded as expense $2,656,962 related to the write off of previously capitalized Deferred Offering Costs. The write off of the deferred costs was related to efforts at an initial public offering that has been abandoned by the Company. There was no comparable expense recorded during the three months ended January 31, 2025.

Interest Expense

Interest expense for the three months ended January 31, 2025, was $103,693, a decrease of $67,936 from the interest expense for the three months ended January 31, 2024, of $171,629. This decrease is primarily due to debt discount accretion reductions related to the 2024 Senior Secured Notes, since all of the 2024 notes had reached maturity during 2024. The interest expense related to the remaining debt on our balance sheet of approximately $8.2 million is expected to be all non-cash interest expense.

Gain on Forgiveness of Debt

During the three months ended January 31, 2025, the Company negotiated a settlement of the 2021 Series Convertible Notes Payable, whereby the Company would pay a total of $225,000 over a four month period ending May 1, 2025. The remaining principal balance of $255,000 and all accrued interest totaling $88,938, have been forgiven. The transactions resulted in a gain on forgiveness of debt of $343,938. There were no similar transactions during the three months ended January 31, 2024.

Loss on Extinguishment of Debt

During the three months ended January 31, 2025, the Company negotiated an extension to the July Series 2024 Target note in return for $245,000 in additional principal and pre-funded warrants valued at $990,000, creating the loss on extinguishment of debt of $1,235,000. There were no similar transactions during the three months ended January 31, 2024.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $6,436,350. In connection with these notes, the Company recognized a Derivative/Warrant liability. At January 31, 2025 and 2024, this liability was marked to market, resulting in an unrealized gain during the three months ended January 31, 2025 and 2024 of $5,611 and $477,247, respectively.

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

Working Capital

As of January 31, 2025, we had a working capital deficit of approximately $12.3 million, comprised of current assets of $0.4 million and current liabilities of $12.7 million. The working capital deficit at January 31, 2025, increased approximately $3.2 million from October 31, 2024, our prior fiscal year end. Cash decreased from $0.6 million as of October 31, 2024, to $0.1 million at January 31, 2025.

As a result of our limited working capital position as of January 31, 2025, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Our significant contractual cash requirements as of January 31, 2025, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in “Note 6—Lease Obligations,” and “Note 7—Debt,” of the Notes to our unaudited consolidated financial statements within this Report. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of January 31, 2025, we had payments for lease, loan and other known contractual obligations of approximately $9.3 million, of which approximately $5.3 million are payable within 12 months as of January 31, 2025.

Our working capital needs beyond the next 12 months include ongoing general and administrative expenses and research and development expenses, the latter of which are expected to increase if and when we commence one or more of our planned clinical trials. In addition to our long-term debt obligations, our long-term capital requirements also include the cost of adding additional clean rooms for manufacturing, which is estimated to cost approximately $0.3 to $0.5 million depending on the amount of anticipated production increase, available capital and manufacturing demands at that time.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the three months ended January 31, 2025 and 2024:

	Three months ended January 31,
	2025	2024

Net Cash Used in Operating Activities	$(428,336)	$(1,200,161)
Net Cash Used in Investing Activities	(74)	(486)
Net Cash provided by (Used in) Financing Activities	(29,226)	2,983,479
Beginning Cash Balance	571,360	101,754
Ending Cash Balance	$113,724	$1,884,586

Operating Activities

Net cash used in operating activities during the three months ended January 31, 2025, was $428,336, compared to $1,200,161 during the three months ended January 31, 2024, representing a decrease of $771,825, or 64%. Net loss decreased significantly during the three months ended January 31, 2025, compared to the three months ended January 31, 2024.

Investing Activities

Cash used in investing activities during the three months ended January 31, 2025, was $74 in patent costs compared to $486 in patent costs in the three months ended January 31, 2024, representing an decrease in cash used of $412.

Financing Activities

Cash used in financing activities during the three months ended January 31, 2025, was $29,226, while cash provided by financing activities during the three months ended January 31, 2024 was $2,983,479. During the three months ended January 31, 2025, we paid $25,000 on the 2022 Series Convertible Notes and made capital lease principal payments of $4,226. During the three months ended January 31, 2024, we issued $3,750,000 in Senior Secured Convertible Notes and common stock purchase warrants for net proceeds of $3.0 million and made capital lease principal payments of $16,521.

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

At October 31, 2024, we impaired $196,595 of the InfiniVive intangible assets, leaving a balance of $601,887. The amount was impaired because the carrying value of the intangibles was not supported by future cash flows. At October 31, 2024 and 2023, we impaired $49,431 and $234,795 of the Fitore intangible assets, leaving a balance of $0 in Fitore. The amounts were impaired because the carrying value of the intangibles was not supported by future cash flows. There was no impairment of intangibles in the three months ended January 31, 2025 and 2024.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2025, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There are many risks inherent in our business. Factors that could materially adversely affect our business, financial condition, operating results or liquidity, and the trading price of our common stock are described under Item 1A, Risk Factors, of the Form 10-K filed with the SEC on January 28, 2025. There have been no material changes regarding risk factors since that date:

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be reported.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits [ADD EXHIBITS AS NECESSARY FOR 8-Ks]

The following exhibits are filed, furnished or incorporated by reference  with this report:

Exhibit Number	Exhibit Description

10.1**	Purchase Agreement
10.2**	Form of Senior Secured Convertible Note
10.3**	Form of Warrant
10.4**	Form of Security Agreement
10.5**	Form of Registration Rights Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: March 20, 2025	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: March 20, 2025		/s/ Thomas W. Ohrt
Thomas W. Ohrt, Chief Financial Officer
(Principal Financial Officer)

