Form 10-Q
period 2025-04-30
Vitro Biopharma, Inc.
filed 2025-06-20
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

As of June 20, 2025, there were outstanding 4,460,535 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended APRIL 30, 2025

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	April 30, 2025	October 31, 2024

ASSETS

Cash	$198,075	$571,360
Accounts Receivable, Net	130,124	206,292
Accounts Receivable – Related Party	2,250	-

Inventory	166,553	115,365
Prepaid Expense	100,317	82,736

Total Current Assets	597,319	975,753

Goodwill	3,171,581	3,171,581
Intangible Assets, Net	342,846	358,084
Property and Equipment, Net	77,584	139,552
Patents, Net	92,329	89,548
Right of Use Asset – Operating Lease	285,130	346,091
Other Assets	8,438	8,438
Total Assets	$4,575,227	$5,089,047

LIABILITIES

Accounts Payable	$2,582,153	$2,163,920
Accounts Payable – Related Party	22,610	-
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	1,838,253	1,806,419
2021 Series Convertible Note Payable – Related Party	-	480,000
Accrued Interest Payable – Related Party	426,990	81,679
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	593,750	4,718,750
2025 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	892,996	-
Derivative/Warrant Liability	4,909,518	154,966
Unsecured 4% Note Payable – Related Party	1,221,958	-
Unsecured 6% Note Payable – Related Party	767,288	-
Current Maturities of Capital Lease Obligations	9,462	12,081
Current Maturities of Operating Lease Obligations	114,382	119,486
Total Current Liabilities	13,904,747	10,062,688

Capital Lease Obligations, Net of Current Portion	860	5,042
Operating Lease Obligation, Net of Current Portion	170,748	226,605
Unsecured 6% Note Payable – Related Party	-	767,288
Unsecured 4% Note Payable – Related Party	-	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	359,859	353,114
2023 Series B Convertible Notes Payable – Stock Settled, Net	564,773	507,273
Derivative/Warrant Liability	126,472	126,006
Long Term Accrued Interest Payable	313,221	240,123
Long Term Accrued Interest Payable – Related Party	-	379,923
Total Long-Term Liabilities	1,735,933	4,027,332

Total Liabilities	15,640,680	14,090,020

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,460,535 and 4,460,535 Outstanding, respectively	4,460	4,460
Additional Paid in Capital	31,277,228	29,028,260
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(42,263,141)	(37,949,693)

Total Stockholders’ (Deficit)	(11,065,453)	(9,000,973)

Total Liabilities and Stockholders’ (Deficit)	$4,575,227	$5,089,047

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024

Product Sales	$509,334	$558,987
Product Sales, Related Party	2,250	13,950
Total Revenue	511,584	572,937
Cost of Goods Sold	(134,827)	(94,170)
Gross Profit	376,757	478,767

Operating Costs and Expenses:
Selling, General and Administrative	1,236,638	1,284,824
Research and Development	222,431	139,689

Loss From Operations	(1,082,312)	(945,746)

Other Expense:
Interest Expense	(395,960)	(2,160,299)
Unrealized Gain (Loss) on Derivative/Warrant Liability	(514)	(12,874)

Net Loss Available to Common Stockholders	$(1,478,786)	$(3,118,919)

Net Loss per Common Share, Basic and Diluted	$(0.33)	$(0.70)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,460,535	4,460,535

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended April 30, 2025	Six Months Ended April 30, 2024

Product Sales	$943,458	$980,947
Product Sales, Related Party	18,000	16,200
Total Revenue	961,458	997,147
Cost of Goods Sold	(227,919)	(179,364)
Gross Profit	733,539	817,783

Operating Costs and Expenses:
Selling, General and Administrative	3,365,055	3,685,447
Research and Development	296,314	295,924
Write-off of Offering Costs	-	2,656,962

Loss From Operations	(2,927,830)	(5,820,550)

Other Expense:
Interest Expense	(499,653)	(2,331,928)
Gain on Forgiveness of Debt	343,938	-
Loss on Extinguishment of Debt	(1,235,000)	-
Unrealized Gain on Derivative/Warrant Liability	5,097	464,373

Net Loss Available to Common Stockholders	$(4,313,448)	$(7,688,105)

Net Loss per Common Share, Basic and Diluted	$(0.97)	$(1.72)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,460,535	4,457,898

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended April 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at October 31, 2023	-	$-	4,430,535	$4,430	$27,064,613	$(84,000)	$(28,076,133)	$(1,091,090)

Stock Issued for Services	-		30,000	30	449,970	-	-	450,000
Stock based compensation	-	-	-	-	384,484	-	-	384,484
Net loss	-	-	-	-	-	-	(4,569,186)	(4,569,186)

Balance at January 31, 2024	-	-	4,460,535	4,460	27,899,067	(84,000)	(32,645,319)	(4,825,792)

Stock based compensation	-	-	-	-	388,367	-	-	388,367
Net loss	-	-	-	-	-	-	(3,118,919)	(3,118,919)

Balance at April 30, 2024	-	$-	4,460,535	$4,460	$28,287,434	$(84,000)	$(35,764,238)	$(7,556,344)

Balance at October 31, 2024	-	$-	4,460,535	$4,460	29,028,260	(84,000)	(37,949,693)	(9,000,973)

Pre-funded Warrants Issued for Services	-	-	-	-	528,000	-	-	528,000
Pre-funded Warrants Issued as Part of Debt Extinguishment	-	-	-	-	990,000	-	-	990,000
Stock Based Compensation	-	-	-	-	408,234	-	-	408,234
Net Loss	-	-	-	-	-	-	(2,834,662)	(2,834,662)

Balance at January 31, 2025	-	-	4,460,535	4,460	30,954,494	(84,000)	(40,784,355)	(9,909,401)

Stock Based Compensation	-	-	-	-	322,734	-	-	322,734
Net Loss	-	-	-	-	-	-	(1,478,786)	(1,478,786)

Balance at April 30, 2025	-	$-	4,460,535	$4,460	$31,277,228	$(84,000)	$(42,263,141)	$(11,065,453)

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30, 2025	Six months Ended April 30, 2024

Operating Activities

Net Loss	$(4,313,448)	$(7,688,105)
Adjustment to Reconcile Net Loss:
Gain on Forgiveness of Debt	(343,938)	-
Unrealized Gain on Derivative/Warrant Liability	(5,097)	(464,374)
Depreciation Expense	61,968	91,785
Amortization Expense	15,238	33,896
Amortization of Operating Lease – ROU Asset	60,961	66,341
Accretion of Debt Discount	367,356	2,190,620
Stock Based Compensation	730,968	772,851
Common Stock Issued for Services	-	450,000
Pre-funded Warrants issued for Services	528,000	-
Loss on Extinguishment of Debt	1,235,000	-
Write-off of Offering Costs	-	2,656,962
Changes in Assets and Liabilities
Accounts Receivable	76,168	(37,434)
Accounts Receivable – Related Party	(2,250)	-
Inventory	(51,188)	(10,942)
Prepaid Expenses	(17,581)	11,450
Accounts Payable	418,233	(109,510)
Accounts Payable – Related Party	22,610	-
Operating Lease Obligation	(60,961)	(66,341)
Accrued Liabilities	31,834	240,936
Accrued Interest	73,098	73,502
Accrued Interest – Related Parties	54,326	59,475

Net Cash Used in Operating Activities	(1,118,703)	(1,728,888)

Investing Activities

Patent Costs	(2,781)	(486)

Net Cash Used in Investing Activities	(2,781)	(486)

Financing Activities

Issuance of 2024 Series Senior Secured Convertible Notes Payable – Stock Settled	-	3,175,000
Note Subscription Payable	-	150,000
Issuance of 2025 Series Senior Secured Convertible Notes Payable – Stock Settled	5,350,000	-
Payment of 2024 Senior Secured Convertible Notes Payable	(4,370,000)	-
Payment of 2021 Series Convertible Note Payable – Related Party	(225,000)	-
Capital Lease Principal Payments	(6,801)	(33,364)

Net Cash Provided by Financing Activities	748,199	3,291,636

Total Cash Provided (Used) During the Period	(373,285)	1,562,262
Beginning Cash Balance	571,360	101,754

Ending Cash Balance	$198,075	$1,664,016

Cash Paid for Interest	$4,872	$8,331
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$4,760,115	$-
Discount on Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$4,760,115	$-
Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$-	$2,890,036
Discount on Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$-	$2,890,036

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025 AND 2024

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

Concentrations

During the six months ended April 30, 2025 and 2024, 2% and 2% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 30% stockholder. During the six months ended April 30, 2025, 36% and 22% of the Company’s total revenue was attributable to product sales to two customers. During the six months ended April 30, 2024, three customers accounted for 38%, 25% and 11% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the six months ended April 30, 2025 or 2024.

As of April 30, 2025, three customers accounted for 31%, 21% and 18% of total accounts receivable, respectively. No other customer accounted for more than 10% of total accounts receivable.

During the three and six months ended April 30, 2025 and 2024, foreign purchasers accounted for 72% and 68%, and 66% and 66% of total revenues, respectively. All sales to foreign customers were conducted in US Dollars.

Deferred Offering Costs

The Company defers, as Current Assets, the direct incremental costs of raising capital through equity offerings, until such time as the offering is completed or abandoned. At the time of the offering completion, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. During the three and six months ended April 30, 2025 and 2024 the Company recorded as expense $0 and $0, and $0 and $2,656,962 of costs that had previously been recorded as Deferred Offering Costs, respectively.

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

Sale of therapeutic product: Includes cell culture media to be used in therapeutic treatment, i.e. sales to Foreign Third-Party Clinics.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following tables summarize the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024
Revenues:
Research and development products	$122,328	$156,612
AlloRx Stem Cells to Foreign Third-Party Clinics	365,825	378,382
InfiniVive products	22,449	34,892
Fitore products	982	3,051

Total	$511,584	$572,937

	Six Months Ended April 30, 2025	Six Months Ended April 30, 2024
Revenues:
Research and development products	$239,898	$271,166
AlloRx Stem Cells to Foreign Third-Party Clinics	649,266	655,423
InfiniVive products	69,387	60,822
Fitore products	2,907	9,736

Total	$961,458	$997,147

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

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2024 and April 30, 2025, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement. The Company did not recognize any of this net deferred revenue during the three and six months ended April 30, 2025 and 2024.

The table below summarizes Deferred Revenues as of April 30, 2025:

	October 31, 2024	Other Project Income Recognized	Net Revenue Deferred	April 30, 2025
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of October 31, 2024:

	October 31, 2023	Other Project Income Recognized	Net Revenue Deferred	October 31, 2024
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of April 30, 2025 and October 31, 2024, total accounts receivable, including related party, amounted to $132,374 and $206,292, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of April 30, 2025 and October 31, 2024, the allowance for doubtful accounts was $975 and $975, respectively.

As of April 30, 2025, three customers accounted for 31%, 21% and 18% of accounts receivable. As of October 31, 2024, 55%, 20% and 10%, of the Company’s accounts receivable were attributable to sales to three customers. No other customer comprised more than 10% of the accounts receivable balance as of April 30, 2025 or October 31, 2024.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the three and six months ended April 30, 2025 and 2024, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	April 30, 2025	April 30, 2024

Stock options outstanding	1,112,923	1,112,923
Shares to be issued in connection with exercise of warrants	215,881	411,377
2021 Series Convertible Notes Payable - Related Party – common shares	-	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settled	31,984	29,826
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable - Stock Settled	101,522	94,522
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	39,881
2024 Series Senior Secured Convertible Notes Payable – Stock Settled	39,583	264,583
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	289,583	264,583
2024 Pre-funded Warrants	1,107,500	-
2025 Pre-funded Warrants	276,000	-
2025 Series Senior Secured Convertible Notes Payable – Stock Settled	1,737,013	-
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	1,215,909	-
Total	6,178,547	2,246,925

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or market. Inventories consisted of the following at the balance sheet dates:

	April 30, 2025	October 31, 2024

Raw materials	$55,639	$-
Finished goods	110,914	115,365
Total inventory	$166,553	$115,365

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the three and six months ended April 30, 2025 and 2024, the Company did not record any impairment expense.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of April 30, 2025 and October 31, 2024 were $92,329 and $89,548 respectively.

Leases

In May 2023, the Company executed a new office lease for its executive offices, with the lease starting July 1, 2023. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $30,079 and $60,961, and $32,734 and $66,341 for the three and six months ended April 30, 2025 and 2024, respectively.

Property and Equipment

Property, equipment, and leasehold improvements are recorded at historical cost. The cost of property and equipment is depreciated over the estimated useful lives, when placed in service (ranging from 3-5 years), of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs are capitalized and expensed if they benefit future periods.

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

Recent Accounting Standards

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The Company adopted the standard early with no significant impact to the financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public companies with a single report segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements of ASU 2023-07 during fiscal year ended on or after December 15, 2024. The Company operates as one operating segment and the Company’s CEO is the chief operating decision maker (“CODM”). The CODM uses the consolidated statement of operations to assess financial performance and allocate resources. As of April 30, 2025, the Company is assessing the impact of this change and will implement it by its fiscal year end of October 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which applies to all public business entities. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company expects to adopt this standard for the period beginning November 1, 2027.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $4.3 million for the six months ended April 30, 2025. The Company had a working capital deficit of approximately $13.3 million as of April 30, 2025. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As disclosed in Note 7, the two tranches of 2023 Series Convertible Notes Payable - Stock Settled Derivative/Warrant Liability required identification and quantification of fair value. Similarly, the tranches of 2024 Series Senior Secured Convertible Notes – Stock Settled Derivative/Warrant Liability and the tranches of 2025 Series Senior Secured Convertible Notes – Stock Settled Derivative/Warrant Liability required identification and quantification of fair value. The derivative liabilities described below only relate to (i) the warrants included with the two tranches of the 2023 Series Convertible Notes Payable – Stock Settled debt, (ii) the warrants included with 2024 Series Senior Secured Convertible Note – Stock Settled debt and (iii) the warrants included with 2025 Series Senior Secured Convertible Note – Stock Settled debt. The estimated fair values as of the issuance date of these three tranches of notes are presented in Note 7.

As of April 30, 2025 and October 31, 2024, the estimated fair values of the Company’s financial liabilities are presented in the following table:

April 30, 2025
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$9,056
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	117,416
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	143,028
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	4,766,490
Total	$5,035,990

October 31, 2024
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$9,024
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	116,982
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	154,966
Total	$280,972

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2024 Series Senior Secured Convertible Notes Payable and its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Six Months Ended April 30, 2025	Year Ended October 31, 2024
Beginning Balance	$280,972	$893,263
Additions	4,760,115	3,159,788
Subtractions	-	(990,719)
Total (gains) or losses (realized/unrealized)	(5,097)	(2,781,360)
Ending Balance	$5,035,990	$280,972

During the three and six months ended April 30, 2025 and 2024, the unrealized (gain) or loss on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $560 and $466, and $1,923 and $(436,111), respectively.

During the three and six months ended April 30, 2025 and 2024, the unrealized (gain) or loss on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was $(6,421) and $(11,938), and $10,951 and $(28,262), respectively.

During the three and six months ended April 30, 2025 and 2024, the unrealized (gain) or loss on the Derivative Warrant Liability associated with the 2025 Series Senior Secured convertible notes payable – stock settled was $6,375 and $6,375, and $0 and $0, respectively.

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable, the 2024 Series Senior Secured Convertible Notes Payable - Stock Settled and the 2025 Series Senior Secured Convertible Notes Payable – Stock Settled during the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at April 30, 2025 and October 31, 2024:

	April 30, 2025	October 31, 2024
Risk-free interest rate	3.72%	4.15%
Dividend yield	0.00%	0.00%
Volatility factor	130.52% - 130.84%	130.13%
Weighted average expected life (years)	2.0 - 2.5	2.5

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	April 30, 2025	October 31, 2024

Leasehold improvements	$12,840	$12,840
Property and equipment	1,046,925	1,046,925
Total cost	1,059,765	1,059,765
Less accumulated depreciation	(982,181)	(920,213)
Net property and equipment	$77,584	$139,552

Depreciation expense for the three and six months ended April 30, 2025 and 2024 was $24,534 and $61,968, and $48,241 and $91,785, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of April 30, 2025:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	11.25 years	$693,330	$(541,406)	$151,924
Patents, know-how and unpatented technology	11.25 years	710,060	(519,138)	190,922
Customer relationships	0 years	114,536	(114,536)	-
Total		1,517,926	(1,175,080)	342,846

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2024:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	11.75 years	$693,330	$(534,654)	$158,676
Patents, know-how and unpatented technology	11.75 years	710,060	(510,652)	199,408
Customer relationships	0 years	114,536	(114,536)	-
Total		1,517,926	(1,159,842)	358,084

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2025 (six months remaining)	$15,237
2026	30,475
2027	30,475
2028	30,475
2029	30,475
Thereafter	205,709
Total	$342,846

During the three and six months ended April 30, 2025 and 2024, the Company recorded amortization expense of $7,619 and $15,238, and $16,948 and $33,896, respectively.

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

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	April 30, 2025	October 31, 2024
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$285,130	$346,091
Finance	Property and equipment, net	-	3,351
Total Lease Assets		$285,130	$349,442

Liabilities
Current:
Operating	Operating lease liabilities	$114,382	$119,486
Finance	Finance lease liabilities	9,462	12,081
Noncurrent:
Operating	Operating lease liabilities	170,748	226,605
Finance	Finance lease liabilities	860	5,042
Total Lease Liabilities		$295,452	$363,214

The following table shows the classification and location of the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Six Months Ended April 30,
	Location	2025	2024
Operating lease expense	General and administrative expense	$110,273	$109,051
Finance lease expense:
Interest on lease liability	Interest expense	452	3,996
Total Lease expense		$110,725	$113,047

Minimum contractual obligations for the Company’s leases (undiscounted) as of April 30, 2025 were as follows:

	Operating	Finance
Fiscal year 2025	$82,388	$5,550
Fiscal year 2026	166,760	5,150
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Fiscal year 2029	67,734	-
Thereafter	45,156	-
Total Lease Payments	$514,381	$10,700
Less Imputed interest	(229,251)	(378)
Total lease liability	$285,130	$10,322

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	April 30, 2025		October 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	3.5	1.0	4.0	1.34
Weighted-average discount rate (1)	10.00%	6.65%	10.00%	6.67%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Six Months Ended April 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities
Cash payments for operating leases	$81,515	$108,248
Cash payments for finance leases	$7,253	$33,364

The Company recorded amortization of the operating lease right-of-use asset of $30,079 and $60,961, and $32,764 and $66,341 for the three and six months ended April 30, 2025 and 2024, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of April 30, 2025 and October 31, 2024:

	April 30, 2025	October 31, 2024

Short Term
2021 Series convertible notes – related party	$-	$480,000
Unsecured 6% note payable – related party	1,221,958	-
Unsecured 4% note payable – related party	767,288	-
2025 Senior secured convertible notes payable	6,687,500	-
Discount 2025 Senior secured convertible notes payable	(5,794,504)	-
2024 Senior secured convertible notes payable	593,750	4,718,750
Total Short-Term Debt	3,475,992	5,198,750
Long Term
Unsecured 6% note payable – related party	$-	$767,288
Unsecured 4% note payable – related party	-	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(45,141)	(51,886)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(747,827)	(805,327)
Total Long-Term Debt	1,124,632	3,049,633
Total Debt	$4,600,624	$8,248,383

The table below presents the future maturities of outstanding debt obligations as of April 30, 2025:

Fiscal year 2025	$593,750
Fiscal year 2026	8,676,746
Fiscal year 2027	200,000
Fiscal year 2028	1,717,600
Total	$11,188,096

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $11,226 and $22,829, and $11,352 and $22,956 for the three and six months ended April 30, 2025 and 2024, respectively. Accrued interest on this note was $207,105 and $184,275 as of April 30, 2025 and October 31, 2024, respectively. This note is unsecured. The note and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price. The original maturity date of this note is December 31, 2025, but the Company and the related party have agreed to negotiate an extension of this note.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $11,918 and $24,238, and $12,052 and $24,372 for the three and six months ended April 30, 2025, and 2024, respectively. Accrued interest on this note was $219,885 and $195,648 as of April 30, 2025 and October 31, 2024, respectively. This note is unsecured. The note and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price. The original maturity date of this note is December 31, 2025, but the Company and the related party have agreed to negotiate an extension of this note.

2021 Series Convertible Notes - Related Party

The principal balance outstanding on the 2021 Series Convertible notes amounted to $0 and $480,000 as of April 30, 2025 and October 31, 2024, respectively. The note matured on July 31, 2024 and is unsecured. During the three and six months ended April 30, 2025 and 2024, the Company recorded $0 and $7,259, and $6,098 and $11,967, respectively, in interest expense. As of April 30, 2025 and October 31, 2024, accrued, but unpaid, interest on these notes was $0 and $81,679, respectively. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and four payments of $50,000, payable on or before February 1, March 1, April 1, and May 1, 2025. To record the renegotiation of the agreement, the Company recognized a gain on retirement of debt of $343,938, consisting of a reduction of principal of $255,000 and an elimination of accrued interest of $88,938. This was recorded through the statement of operations because the lender is not restructuring the loan to protect his equity and the lender does not hold a significant investment in the Company. The note was fully paid on April 30, 2025.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible (i) upon the closing of a Qualified Financing of at least $5,000,000, (ii) upon the closing of a change in control, (iii) at the option of the holder of the notes or (iv) at maturity. During the three and six months ended April 30, 2025 and 2024, the Company recorded $2,438 and $4,959, and $2,465 and $4,986 in interest expense on these notes, respectively. As of April 30, 2025 and October 31, 2024, the Company had accrued $28,192 and $23,233, respectively, in interest on these notes.

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

Participation Rights. Each of the January 2023 Notes, March 2023 Notes, and June 2023 Notes entitle the holder to purchase in a Qualified Financing an amount of Qualified Financing Securities (as defined above) up to 200% of the aggregate principal amount of either the January 2023 Note, March 2023 Note, or June 2023 Notes, respectively, subscribed for by such holder in this Offering.

The Company contemplated ASC 815-15-25-1 related to the valuation of the embedded conversion feature contained in the January 2023 Notes, March 2023 Notes and June 2023 Notes. The Company identified, per the guidance, the embedded conversion feature did not meet the criteria to be classified as a derivative.

The Company assessed the January 2023 Warrants, March 2023 Warrants, and June 2023 first under ASC 480. Based on the attributes of the January 2023 Warrants, March 2023 Warrants, and June 2023 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the January 2023 Warrants, March 2023 Warrants, and June 2023 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. At issuance, the Company recorded a warrant liability related to the January 2023 Warrants of $73,213, which amount is remeasured at fair market value at the end of each reporting period. The warrant liability of $73,213 resulted in the recognition of a debt discount of $73,213 at issuance of the January 2023 Notes and January 2023 Warrants. Further, at issuance of the March 2023 Warrants, the Company recorded a warrant liability of $568,574, which is remeasured at fair market value at the end of each reporting period. The warrant liability of $568,574 resulted in the recognition of a debt discount of $568,574 at issuance of the March 2023 Notes and March 2023 Warrants. Lastly, at issuance of the June 2023 Warrants, the Company recorded a warrant liability of $354,810, which is remeasured at fair market value at the end of each reporting period. The warrant liability of $354,180 resulted in the recognition of a debt discount of $354,180 at issuance of the June 2023 Notes and June 2023 Warrants.

The $73,213 discount associated with the January 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2025 and 2024 is 13.0% and 13.0%, and 13.0% and 13.0%, respectively. During the three and six months ended April 30, 2025 and 2024, the Company recorded accretion expense of $3,371 and $6,745, and $2,999 and $5,968, respectively, and a (gain) or loss on the fair value of the warrant liability of $25 and $33, and $138 and ($31,231), respectively.

The $568,574 discount associated with the March 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2025 and 2024 is 44.6% and 44.6%, and 44.6% and 44.6%, respectively. During the three and six months ended April 30, 2025 and 2024, the Company recorded accretion expense of $18,457 and $35,610, and $12,217 and $23,443, respectively, and a (gain) or loss on the fair value of the warrant liability of $192 and $259, and $1,071 and ($242,940), respectively.

The $354,810 discount associated with the June 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2025 and 2024 is 39.5% and 39.5%. During the three and six months ended April 30, 2025 and 2024, the Company recorded accretion expense of $11,282 and $21,891 and $7,826 and $15,104, respectively, and a (gain) or loss on the fair value of the warrant liability of $128 and $173, and $714 and ($161,940), respectively.

During the three and six months ended April 30, 2025 and 2024 the Company recorded $7,900 and $16,067, and $7,989 and $16,156, respectively, in interest expense on the January 2023 Notes. During the three and six months ended April 30, 2025 and 2024, the Company recorded $15,364 and $31,245, and $15,536 and $31,418, respectively, in interest expense on the March 2023 Notes. During the three and six months ended April 30, 2025 and 2024, the Company recorded $10,241 and $20,827, and $10,356 and $20,942, respectively, in interest expense on the June 2023 Notes.

As of April 30, 2025 and October 31, 2024, the Company had accrued $74,796 and $58,729, respectively, in interest on the January 2023 Notes. As of April 30, 2025 and October 31, 2024, the Company had accrued $131,740 and $100,495, respectively, in interest on the March 2023 Notes. As of April 30, 2025 and October 31, 2024, the Company had accrued $78,493 and $57,666, respectively, in interest on the June 2023 Notes.

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

The Company contemplated ASC 815-15-25-1 related to the valuation of the embedded conversion feature contained in the Series 2024 Notes. The Company identified, per the guidance, the embedded conversion feature did not meet the criteria to be classified as a derivative.

The Company assessed the Series 2024 Warrants first under ASC 480. Based on the attributes of the Series 2024 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the Series 2024 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. Because the scenario under which the Series 2024 Notes are analyzed assumes a Liquidity Event, the scenarios under which to analyze the Series 2024 Warrants should also contain a Liquidity Event. As such, the assumed exercise price is $15.00, and the Company would issue 250,000 shares upon exercise of the January Series 2024 Warrants, 14,583 shares upon exercise of the April Series 2024 Warrants, and 25,000 shares upon exercise of the May Series 2024 Warrants. At issuance, the Company recorded a warrant liability of $2,732,304 related to the January Series 2024 Warrants, $157,733 related to the April Series 2024 Warrants, and $269,752 related to the May Series 2024 Warrants, all of which are remeasured at fair market value at the end of each reporting period. The combination of the original issuance discount of $750,000 and the warrant liability of $2,732,304 resulted in the recognition of a debt discount of $3,482,304 at issuance of the January Series 2024 Notes and January Series 2024 Warrants. Similarly, the combination of the original issuance discount of $43,750 and the warrant liability of $157,733 resulted in the recognition of a debt discount of $201,483 at issuance of the April Series 2024 Notes and April Series 2024 Warrants. Finally, the combination of the original issuance discount of $75,000 and the warrant liability of $269,752 resulted in the recognition of a debt discount of $344,752 at issuance of the May Series 2024 Notes and May Series 2024 Warrants.

The combination of the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes, and the $2,732,304 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2025 and 2024, is 659% and 659%, and 659% and 659%, respectively, for the November issuance and 624% and 624%, and 624% and 624%, respectively, for the January issuance. During the three and six months ended April 30, 2025 and 2024, the Company recorded accretion expense of $0 and $0, and $2,021,452 and $2,099,406, respectively and a (gain) or loss on the fair value of the warrant liability of $0 and $0, and $10,949 and ($28,264), respectively.

Pursuant to ASC 480, the Company assessed the January Series 2024 Notes and the July Series 2024 Notes comparing the present value of the cash flows of both notes at the January Series 2024 Notes effective interest rate. Because the difference between the present value of the January Series 2024 Notes and July Series 2024 Notes cash flows was greater than 10%, the two sets of notes were deemed to be substantially different and, as such, the extinguishment of January Series 2024 Notes were recorded as a gain in the statement of operations. Immediately prior to the extinguishment, the Company recorded a gain on the fair value of the warrant liability of $1,713,320. On the day of the extinguishment, the Company recorded additional proceeds of $300,000, additional original issuance discount of $75,000, the extinguishment of the original warrant liability of $990,719, and a gain on the transition of $740,724.

The combination of the the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes and the $157,733 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted thru the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2025 and 2024 is over 5,000%. During the three and six months ended April 30, 2025 and 2024, the Company recorded accretion expense of $0 and $0, and $46,698 and $46,698, respectively, and a (gain) or loss on the fair value of the warrant liability of $2,365 and $4,398, and $2 and $2, respectively.

The combination of the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes and the $269,752 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted thru the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2025 and 2024 was over 104,000%. During the three and six months ended April 30, 2025 and 2024, the Company recorded accretion expense of $0 and $0, and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $4,055 and $7,540, and $0 and $0, respectively.

During the three and six months ended April 30, 2025 and 2024, no interest expense was recorded on the Series 2024 Notes. As of April 30, 2025 and October 31, 2024, no accrued interest was recorded on the Series 2024 Notes.

The July Series 2024 Target note has been extended to March 31, 2025, with an increase in the principal amount of $245,000 and pre-funded warrants were issued for a value of $990,000 as part of the extension transaction. In accordance with ASC 470, the Company has evaluated the consideration given for the extension of the Target note and has determined that the July Series 2024 Target note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company has recorded a loss on extinguishment of debt of $0 and $1,235,000 for the three and six months ended April 30, 2025. As of March 3, 2025, the Company has paid the July Series 2024 Target note’s entire balance of $4,370,000. The remaining 2024 Series notes are in the process of being renegotiated with a longer maturity date.

2025 Series Senior Secured Convertible Notes – Stock Settled

On February 27, 2025, the Company entered into securities purchase agreements (the “February Purchase Agreements”) with an accredited investor, pursuant to which the Company issued and sold to the investor, in a private placement, (i) senior secured convertible notes (the “February Series 2025 Notes”) in the principal amount of $6,250,000, for a purchase price of $5,000,000, (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “February Series 2025 Warrants”).

On April 25, 2025, the Company received an additional $350,000 from the same investor to be included in the February Series 2025 Note (the “April Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold to the investor, in a private placement, (i) senior secured convertible notes (the “April Series 2025 Notes”) in the principal amount of $437,500 for a purchase price of $350,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “April Series 2025 Warrants”).

The February Series 2025 Notes and April Series 2025 Notes are collectively the “Series 2025 Notes.” The February Series 2025 Warrants and April Series 2025 Warrants are collectively the “Series 2025 Warrants.”

Interest on the Series 2025 Notes will accrue commencing on the earlier of the maturity date or upon an event of default, at the annual rate of 20%, due the first day of each calendar month following such date. The Series 2025 Notes will mature at the earlier of (i) February 27, 2026 (the “Original Maturity Date”) and (ii) the occurrence of a Liquidity Event (as defined in the Series 2025 Notes), provided that the Company may extend the maturity date for an additional year (the “Extension Period”). The Series 2025 Notes are secured by all of the Company’s assets pursuant to a security agreement between the Company and the investors. The Series 2025 Notes will be convertible, at the option of the investors, into common stock commencing on the maturity date, at a conversion price equal to the product of (x) the Liquidity Event Price (as defined in the Series 2025 Notes) and (y) 0.70 (or 0.60 if the Company has extended the maturity date), provided however, that if no Liquidity Event has occurred by the maturity date then the conversion price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis. In addition, the Company will have the right to effect conversion of the Series 2025 Notes if, at the time (a) a Liquidity Event has occurred and (b) the underlying shares are registered for resale.

The Series 2025 Warrants will be exercisable into the number the shares of common stock obtained by dividing 100% of the original principal amount of the Series 2025 Notes by (ii) the Liquidity Event Price (as defined in the Series 2024 Notes); provided, however, that if no Liquidity Event has occurred by the maturity date, then such percentage will be 150%. The Series 2025 Warrants will be exercisable for a period of five years and have an exercise price equal to the Liquidity Event Price provided however, that if no Liquidity Event has occurred by the maturity date then the exercise price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis.

The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 480 “Distinguishing Liabilities from Equity” to account for the stock settled debt, ASC 470 “Debt,” and ASC 815 “Derivatives and Hedging” to account for Series 2025 Notes and Series 2025 Warrants.

The Company contemplated ASC 815-15-25-1 related to the valuation of the embedded conversion feature contained in the Series 2025 Notes. The Company identified, per the guidance, the embedded conversion feature did not meet the criteria to be classified as a derivative.

The Company assessed the Series 2025 Warrants first under ASC 480. Based on the attributes of the Series 2025 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the Series 2025 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. Because the scenario under which the Series 2025 Notes are analyzed assumes a Liquidity Event, the scenarios under which to analyze the Series 2025 Warrants should also contain a Liquidity Event. As such, the assumed exercise price is $5.50, and the Company would issue 1,136,364 shares upon exercise of the February Series 2025 Warrants and 79,545 shares upon exercise of the April Series 2025 Warrants. At issuance, the Company recorded a warrant liability of $4,448,036 related to the February Series 2025 Warrants and $312,079 related to the April Series 2025 Warrants, all of which are remeasured at fair market value at the end of each reporting period. The combination of the original issuance discount of $1,250,000 and the warrant liability of $4,448,036 resulted in the recognition of a debt discount of $5,698,036 at issuance of the February Series 2025 Notes and February Series 2025 Warrants. Similarly, the combination of the original issuance discount of $87,500, and the warrant liability of $312,079 resulted in the recognition of a debt discount of $399,579 at issuance of the April Series 2025 Notes and April Series 2025 Warrants.

The combination of the original issuance discount of $1,250,000 associated with the collected proceeds compared to the principal value of the February Series 2025 Notes and the $4,448,036 discount associated with the February Series 2025 Warrants results in a net discount of $5,698,036 that is accreted over twelve months utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2025 and 2024, is 321% and 321%, and 0% and 0%, respectively, for the February issuance. During the three and six months ended April 30, 2025 and 2024, the Company recorded accretion expense of $300,984 and $300,984, and $0 and $0, respectively and a (gain) or loss on the fair value of the warrant liability of $6,628 and $6,628, and $0 and $0, respectively.

The combination of the original issuance discount of $87,500 associated with the collected proceeds compared to the principal value of the April Series 2025 Notes and the $312,079 discount associated with the April Series 2025 Warrants results in a net discount of $399,579 that is accreted thru the maturity date utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2025 is 409%. During the three and six months ended April 30, 2025 and 2024, the Company recorded accretion expense of $2,126 and $2,126 and $0 and $0, respectively, and a (gain) or loss on the fair value of the warrant liability of ($252) and ($252), and $0 and $0, respectively.

During the three and six months ended April 30, 2025 and 2024, no interest expense was recorded on the Series 2025 Notes. As of April 30, 2025 and October 31, 2024, no accrued interest was recorded on the Series 2025 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of April 30, 2025 and October 31, 2024, 0 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding.

Activity for the six months ended April 30, 2025 and 2024

There were no sales or grants of preferred shares during the six months ended April 30, 2025 and 2024.

Common Stock

As of April 30, 2025, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of April 30, 2025 and October 31, 2024, 4,460,535, and 4,460,535 shares were issued and outstanding, respectively.

There were no grants of common shares during the six months ended April 30, 2025.

Activity for the six months ended April 30, 2024

On November 16, 2023, the Company granted 30,000 shares of common stock pursuant to the execution of a consulting agreement. The shares were granted at $15.00 per share. The shares vested immediately and are not subject to any revision based on the terms of the consulting agreement. The Company has recorded the value of the shares granted, $450,000, as consulting expense.

Stock-Based Compensation

There were no grants of stock purchase options during the six months ended April 30, 2025 and 2024.

The table below presents option activity for the six months ended April 30, 2025 and the year ended October 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2023	1,112,923	$10.84	6.64	$16,899,060
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2024	1,112,923	10.84	5.64	1,560,431
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at April 30, 2025	1,112,923	$10.84	5.14	$1,560,431

Stock based compensation expense related to options for the three and six months ended April 30, 2025 and 2024 amounted to $322,734 and $730,968, and $388,367 and $772,851, respectively. As of April 30, 2025 and October 31, 2024, 957,474 and 934,397 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $1,363,043 and $1,985,988 as of April 30, 2025 and October 31, 2024, respectively.

Warrants

Activity for the six months ended April 30, 2025

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

Activity for the six months ended April 30, 2024

There were no warrants issued during the six months ended April 30, 2024.

Other Warrants

A summary of the Company’s common stock underlying its outstanding A and B warrants as of April 30, 2025 and October 31, 2024 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2023	444,454	$20.56	1.65
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(182,804)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2024	261,650	26.00	1.31
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	(45,769)	-	-
Outstanding – April 30, 2025	215,881	$26.00	1.04

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

Accounts Receivable and Revenues

Dr. Zamora was also a significant customer of the Company in his capacity as a practicing physician. (See Note 9 for more information regarding Dr. Zamora.) As of April 30, 2025 and October 31, 2024, Dr. Zamora owed the Company $2,250 and $0, respectively. During the three and six months ended April 30, 2025 and 2024, Dr. Zamora accounted for $2,250 and $18,000, and $13,950 and $16,200 in product sales, respectively. These sales amounts were 0% and 2%, and 2% and 2% of total sales, respectively, for the three and six months ended April 30, 2025 and 2024.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of April 30, 2025 and October 31, 2024, the Company owes this entity $0 and $0, respectively, in past due rent. The rental rates charged to the Company are $5,645 per month, with no escalators, and the lease runs through June of 2030.

As of April 30, 2025, the Company owed the Company’s CEO $22,610 in travel expense reimbursements.

Convertible Notes, Debt Discount and Accrued Interest

On August 1, 2021, in connection with the acquisition of Fitore (Note 4), the Company issued 2021 Series Unsecured Convertible Notes in the amount of $1,000,000 to the four former shareholders of Fitore. The notes earned interest at 5%, mature on July 31, 2024 and are convertible, at the holder’s option, at $26.00 per common share. On October 22, 2021, the holder of $200,000 of the convertible notes converted the note and accrued but unpaid interest into four Series A Preferred Stock units. On April 15, 2022, the holders of $320,000 of the convertible notes converted the notes and accrued but unpaid interest into 12,741 shares of common stock. The remaining principal balance outstanding on the 2021 Series Convertible notes amounted to $0 and $480,000 as of April 30, 2025 and October 31, 2024, respectively. During the three and six months ended April 30, 2025 and 2024, the Company recorded $7,259 and $7,259, and $6,098 and $11,967, respectively, in interest expense related to these notes. As of April 30, 2025 and October 31, 2024, accrued, but unpaid, interest on these notes was $0 and $81,679, respectively. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and four payments of $50,000, payable on or before February 1, March 1, April 1, and May 1, 2025. This note was fully paid on April 30, 2025.

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

NOTE 11 – SUBSEQUENT EVENTS

On May 21, 2025, the investor in the 2025 Senior Secured Notes advanced the Company $325,000 in cash under the same terms as the 2025 Senior Secured Notes, i.e. $406,250 in principal for the $325,000 invested.

On May 27, 2025, the Company received an investment of $100,000 in the Company’s A-1 Preferred Stock (the “A-1”). The A-1 will be sold up to a maximum of $15,000,000 and is being sold in units of $1,000,000. Each unit will entitle the investor to 50,000 shares of A-1. Investments in partial units are allowed. Each share of A-1 will convert to 5 shares of Vitro common stock. Conversion is mandatory in the event of change of control or a successful IPO or can be done at any time at the option of the investor. The A-1 carries a cumulative dividend of 8%. The dividend is also convertible at the time of conversion of the A-1 shares at a price of $4 per common share.

On June 16, 2026, the Company received an additional investment of $250,000 in the Company’s A-1 Preferred Stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires.

The following discussion analyzes our operating results for the three and six months ended April 30, 2025 and compares those results to the three and six months ended April 30, 2024. The discussion below also analyzes our liquidity and capital resources as of April 30, 2025 and material changes in those resources since the October 31, 2024. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three and six months April 30, 2025 and 2024 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

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

Interest Expense

Interest expense consists of interest expense on our outstanding debt.

Unrealized Gain (Loss) on Derivative/Warrant Liability

Unrealized Gain (Loss) on Derivative/Warrant Liability consists of mark to market gains or losses on our warrant liability.

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of April 30, 2025 of $42.3 million. We incurred net losses of approximately $4.3 million and $9.9 million during the six months ended April 30, 2025 and the year ended October 31, 2024, respectively. We used cash in operating activities of $1.1 million and $1.7 million during the six months ended April 30, 2025 and 2024, respectively. We had a working capital deficit of approximately $13.3 million as of April 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
	2025	2024

Product Sales	$509,334	$558,987
Product Sales, Related Parties	2,250	13,950
Total Revenue	511,584	572,937
Less: Cost of Goods Sold	(134,827)	(94,170)
Gross Profit	376,757	478,767
Selling, General and Administrative Expenses	(1,236,638)	(1,284,824)
Research and Development	(222,431)	(139,689)
Interest Expense	(395,960)	(2,160,299)
Unrealized Gain (Loss) on Derivative/Warrant Liability	(514)	(12,874)
Net Loss	$(1,478,786)	$(3,118,919)

Net Loss

We recorded a net loss of $1,478,786 in the three months ended April 30, 2025, a decrease of $1,640,133 from the three months ended April 30, 2024, loss of $3,118,919, or 53%. The decreased loss in the three months ended April 30, 2025 was due to a reduction of accretion of debt discount related to the 2024 Senior Secured Notes that occurred in the three months ended April 30, 2024 .We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended April 30, 2025, decreased by $61,353, or 11%, from the three months ended April 30, 2024. The decrease is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore, there was no consulting revenue recognized in the three months ended April 30, 2025, or 2024.

During the three months ended April 30, 2025 and 2024, research and development product sales were $122,328 and $156,612, respectively, a decrease in the three months ended April 30, 2025 of $34,284, or 22%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing fewer CAFs and native fibroblasts in the three months ended April 30, 2025. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended April 30, 2025 and 2024 were $365,825 and $378,382 respectively, a decrease of $12,557, or 3%. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended April 30, 2025 and 2024, were $2,250 and $13,950, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended April 30, 2025 totaled $134,827 compared to $94,170 during the three months ended April 30, 2024, an increase of $40,657, or 43%, resulting in gross profit of $376,757 and $478,767 for the three months ended April 30, 2025 and 2024, respectively. The gross profit percentages for the three months ended April 30, 2025 and 2024 were 74% and 84%, respectively. Cost of goods sold increased for the three months ended April 30, 2025 and 2024 due to higher costs of production during the three months ended April 30, 2025.

Selling, General and Administrative Expenses

SG&A expenses decreased from $1,284,824 in the three months ended April 30, 2024, to $1,236,638 in the three months ended April 30, 2025. This decrease of $48,186 or 4% was primarily due to a reduction in consulting and legal fees of $113,874 offset partially by an increase in travel expenses of $75,214.

Research and Development

Research and development expenses for the three months ended April 30, 2025 and 2024 were $222,431 and $139,689, respectively, an increase of $82,742, or 59%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and AlloEx exosome therapy.

Interest Expense

Interest expense for the three months ended April 30, 2025, was $395,960, a decrease of $1,764,339 from the interest expense for the three months ended April 30, 2024 of $2,160,299. This decrease is primarily due to debt discount accretion reductions related to the 2024 Senior Secured Notes, since all of the 2024 notes had reached maturity during 2024. The interest expense related to the remaining debt on our balance sheet of approximately $11.2 million is expected to be all non-cash.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $6,436,350. In connection with these notes, the Company recognized a Derivative/Warrant liability. At April 30, 2025 and 2024, this liability was marked to market, resulting in an unrealized loss during the three months ended April 30, 2025 and 2024 of $514 and $12,874, respectively.

The following table summarizes our operating results for the six months ended April 30, 2025 and 2024:

	Six Months Ended April 30,
	2025	2024

Product Sales	$943,458	$980,947
Product Sales, Related Parties	18,000	16,200
Total Revenue	961,458	997,147
Less: Cost of Goods Sold	(227,919)	(179,364)
Gross Profit	733,539	817,783
Selling, General and Administrative Expenses	(3,365,055)	(3,685,447)
Research and Development	(296,314)	(295,924)
Write-off of Offering Costs	-	(2,656,962)
Interest Expense	(499,653)	(2,331,928)
Gain on Forgiveness of Debt	343,938	-
Loss on Extinguishment of Debt	(1,235,000)	-
Unrealized Gain (Loss) on Derivative/Warrant Liability	5,097	464,373
Net Loss	$(4,313,448)	$(7,688,105)

Net Loss

We recorded a net loss of $4,313,448 in the six months ended April 30, 2025, a decrease of $3,374,657 from the six months ended April 30, 2024, loss of $7,688,105, or 44%. The decreased loss in the six months ended April 30, 2025 was due to a write-off of offering costs and accretion on the 2024 Senior Secured Notes that occurred in the six months ended April 30, 2024 offset by a loss on extinguishment of debt during the six months ended April 30, 2025. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the six months ended April 30, 2025, decreased by $35,689, or 4%, from the six months ended April 30, 2024. The decrease is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore, there was no consulting revenue recognized in the six months ended April 30, 2025, or 2024.

During the six months ended April 30, 2025 and 2024, research and development product sales were $239,898 and $271,166, respectively, a decrease in the six months ended April 30, 2025 of $31,268, or 12%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing fewer CAFs and native fibroblasts in the six months ended April 30, 2025. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the six months ended April 30, 2025 and 2024 were $649,266 and $655,423 respectively, a decrease of $6,157, or 1%. The decrease is negligible. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the six months ended April 30, 2025 and 2024, were $18,000 and $16,200, respectively.

Cost of Goods Sold

Our cost of goods sold during the six months ended April 30, 2025 totaled $227,919 compared to $179,364 during the six months ended April 30, 2024, an increase of $48,555, or 27%, resulting in gross profit of $733,539 and $817,783 for the six months ended April 30, 2025 and 2024, respectively. The gross profit percentages for the six months ended April 30, 2025 and 2024 were 76% and 82%, respectively. Cost of goods sold increased for the six months ended April 30, 2025 and 2024 due to higher costs of production during the six months ended April 30, 2025.

Selling, General and Administrative Expenses

SG&A expenses decreased from $3,685,447 in the six months ended April 30, 2024, to $3,365,055 in the six months ended April 30, 2025. This decrease of $320,392 or 9% was primarily due to a reduction in consulting fees of $442,514 offset partially by an increase in legal fees of $123,453.

Research and Development

Research and development expenses for the six months ended April 30, 2025 and 2024 were $296,314 and $295,924, respectively, an increase of $390, or less than 1%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and AlloEx exosome therapy.

Writeoff of Offering Cost

During the six months ended April 30, 2024, the Company recorded as expense $2,656,962 related to the write off of previously capitalized Deferred Offering Costs. The write off of the deferred costs was related to efforts at an initial public offering that has been abandoned by the Company. There was no comparable expense recorded during the six months ended April 30, 2025.

Interest Expense

Interest expense for the six months ended April 30, 2025, was $499,653, a decrease of $1,832,275, or 79%, from the interest expense for the six months ended April 30, 2024, of $2,331,928. This decrease is primarily due to debt discount accretion reductions related to the 2024 Senior Secured Notes, since all of the 2024 notes had reached maturity during 2024. The interest expense related to the remaining debt on our balance sheet of approximately $11.2 million is expected to be all non-cash.

Gain on Forgiveness of Debt

During the six months ended April 30, 2025, the Company negotiated a settlement of the 2021 Series Convertible Notes Payable, whereby the Company would pay a total of $225,000 over a four month period ending May 1, 2025. The remaining principal balance of $255,000 and all accrued interest totaling $88,938, have been forgiven. The transactions resulted in a gain on forgiveness of debt of $343,938. There were no comparable transactions during the six months ended April 30, 2024.

Loss on Extinguishment of Debt

During the six months ended April 30, 2025, the Company negotiated an extension to the July Series 2024 note in return for $245,000 in additional principal and pre-funded warrants valued at $990,000, creating the loss on extinguishment of debt of $1,235,000. There were no comparable transactions during the six months ended April 30, 2024.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $6,436,350. In February of 2025, we issued 2025 Series Senior Secured Notes in the aggregate principal amount of $6,687,500. In connection with these notes, the Company recognized a Derivative/Warrant liability. At April 30, 2025 and 2024, this liability was marked to market, resulting in an unrealized gain during the six months ended April 30, 2025 and 2024 of $5,097 and $464,373, respectively.

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

Working Capital

As of April 30, 2025, we had a working capital deficit of approximately $13.3 million, comprised of current assets of $0.6 million and current liabilities of $13.9 million. The working capital deficit at April 30, 2025, increased approximately $4.2 million from October 31, 2024, our prior fiscal year end. Cash decreased from $0.6 million as of October 31, 2024, to $0.2 million at April 30, 2025.

As a result of our limited working capital position as of April 30, 2025, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Our significant contractual cash requirements as of April 30, 2025, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in “Note 6—Lease Obligations,” and “Note 7—Debt,” of the Notes to our unaudited consolidated financial statements within this Report. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of April 30, 2025, we had payments for lease, loan and other known contractual obligations of approximately $10.7 million, of which approximately $8.9 million are payable within 12 months as of April 30, 2025.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the six months ended April 30, 2025 and 2024:

	Six months ended April 30,
	2025	2024

Net Cash Used in Operating Activities	$(1,118,703)	$(1,728,888)
Net Cash Used in Investing Activities	(2,781)	(486)
Net Cash provided by (Used in) Financing Activities	748,199	3,291,636
Beginning Cash Balance	571,360	101,754
Ending Cash Balance	$198,075	$1,664,016

Operating Activities

Net cash used in operating activities during the six months ended April 30, 2025, was $1,118,703, compared to $1,728,888 during the six months ended April 30, 2024, representing a decrease of $610,185, or 35%. The decrease in cash used in operations was due, in part, to a significant decrease in net loss for the six months ended April 30, 2025 compared to the six months ended April 30, 2024.

Investing Activities

Cash used in investing activities during the six months ended April 30, 2025, was $2,781 in patent costs compared to $486 in patent costs in the six months ended April 30, 2024, representing an increase in cash used of $2,295.

Financing Activities

Cash provided by financing activities during the six months ended April 30, 2025, was $748,199, while cash provided by financing activities during the six months ended April 30, 2024 was $3,291,636. During the six months ended April 30, 2025, we issued $6,687,500 in 2025 Series Senior Secured Convertible Notes for net proceeds of $5,350,000, we paid $225,000 on the 2021 Series Convertible Notes and made capital lease principal payments of $6,801. During the six months ended April 30, 2024, we issued $3,968,750 in 2024 Series Senior Secured Convertible Notes and common stock purchase warrants for net proceeds of $3,325,000 million and made capital lease principal payments of $33,364.

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

At October 31, 2024, we impaired $196,595 of the InfiniVive intangible assets, leaving a balance of $601,887. The amount was impaired because the carrying value of the intangibles was not supported by future cash flows. At October 31, 2024 and 2023, we impaired $49,431 and $234,795 of the Fitore intangible assets, leaving a balance of $0 in Fitore. The amounts were impaired because the carrying value of the intangibles was not supported by future cash flows. There was no impairment of intangibles in the three and six months ended April 30, 2025 and 2024.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2025, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be reported.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits [ADD EXHIBITS AS NECESSARY FOR 8-Ks]

The following exhibits are filed, furnished or incorporated by reference with this report:

Exhibit Number	Exhibit Description

10.1	Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.2	Form of Senior Secured Convertible Note(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.4	Form of Security Agreement(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.5	Form of Registration Rights Agreement(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.6*	Form of Subscription Agreement for Private Placement of Preferred A-1 Stock
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: June 20, 2025	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: June 20, 2025		/s/ Thomas W. Ohrt
Thomas W. Ohrt, Chief Financial Officer
(Principal Financial Officer)

