Form 10-Q
period 2025-07-31
Vitro Biopharma, Inc.
filed 2025-09-12
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

As of September 12, 2025, there were outstanding 4,460,535 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended JULY 31, 2025

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2025	October 31, 2024

ASSETS

Cash	$175,081	$571,360
Accounts Receivable, Net	209,555	206,292
Accounts Receivable – Related Party	15,750	-
Inventory	174,072	115,365
Prepaid Expense	70,955	82,736

Total Current Assets	645,413	975,753

Goodwill	3,171,581	3,171,581
Intangible Assets, Net	335,227	358,084
Property and Equipment, Net	57,329	139,552
Patents, Net	155,067	89,548
Right of Use Asset – Operating Lease	255,658	346,091
Other Assets	8,438	8,438
Total Assets	$4,628,713	$5,089,047

LIABILITIES

Accounts Payable	$2,522,552	$2,163,920
Accounts Payable – Related Party	22,610	-
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	1,863,630	1,806,419
2021 Series Convertible Note Payable – Related Party	-	480,000
Accrued Interest Payable – Related Party	450,914	81,679
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	593,750	4,718,750
2025 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	1,684,876	-
Derivative/Warrant Liability	5,154,391	154,966
Unsecured 4% Note Payable – Related Party	1,221,958	-
Unsecured 6% Note Payable – Related Party	767,288	-
Current Maturities of Capital Lease Obligations	7,704	12,081
Current Maturities of Operating Lease Obligations	111,955	119,486
Total Current Liabilities	14,927,015	10,062,688

Capital Lease Obligations, Net of Current Portion	-	5,042
Operating Lease Obligation, Net of Current Portion	143,703	226,605
Unsecured 6% Note Payable – Related Party	-	767,288
Unsecured 4% Note Payable – Related Party	-	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	363,454	353,114
2023 Series B Convertible Notes Payable – Stock Settled, Net	598,711	507,273
Derivative/Warrant Liability	124,375	126,006
Long Term Accrued Interest Payable	350,376	240,123
Long Term Accrued Interest Payable – Related Party	-	379,923
Total Long-Term Liabilities	1,780,619	4,027,332

Total Liabilities	16,707,634	14,090,020

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001; Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively; Series A-1 Convertible Preferred Stock, 750,000 Shares Authorized, 20,000 and 0 Outstanding, respectively	20	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,460,535 and 4,460,535 Outstanding, respectively	4,460	4,460
Additional Paid in Capital	31,962,278	29,028,260
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(43,961,679)	(37,949,693)

Total Stockholders’ (Deficit)	(12,078,921)	(9,000,973)

Total Liabilities and Stockholders’ (Deficit)	$4,628,713	$5,089,047

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024

Product Sales	$595,143	$318,109
Product Sales, Related Party	13,500	1,800
Total Revenue	608,643	319,909
Cost of Goods Sold	(69,612)	(65,438)
Gross Profit	539,031	254,471

Operating Costs and Expenses:
Selling, General and Administrative	1,309,934	1,383,346
Research and Development	119,210	125,628

Loss From Operations	(890,113)	(1,254,503)

Other Expense:
Interest Expense	(859,591)	(1,950,925)
Gain on Extinguishment of Debt	-	740,724
Unrealized Gain on Derivative/Warrant Liability	51,166	2,315,624

Net Loss	(1,698,538)	(149,080)

Cumulative Series A-1 Convertible Preferred Stock Dividend Requirement	(3,901)	-

Net Loss Available to Common Stockholders	$(1,702,439)	$(149,080)

Net Loss per Common Share, Basic and Diluted	$(0.38)	$(0.03)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,460,535	4,460,535

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended July 31, 2025	Nine Months Ended July 31, 2024

Product Sales	$1,538,601	$1,299,056
Product Sales, Related Party	31,500	18,000
Total Revenue	1,570,101	1,317,056
Cost of Goods Sold	(297,531)	(244,802)
Gross Profit	1,272,570	1,072,254

Operating Costs and Expenses:
Selling, General and Administrative	4,674,989	5,068,793
Research and Development	415,524	421,552
Write-off of Offering Costs	-	2,656,962

Loss From Operations	(3,817,943)	(7,075,053)

Other Expense:
Interest Expense	(1,359,244)	(4,282,853)
Gain on Forgiveness of Debt	343,938	-
Gain (Loss) on Extinguishment of Debt	(1,235,000)	740,724
Unrealized Gain on Derivative/Warrant Liability	56,263	2,779,997

Net Loss	(6,011,986)	(7,837,185)

Cumulative Series A-1 Convertible Preferred Stock Dividend Requirement	(3,901)	-

Net Loss Available to Common Stockholders	$(6,015,887)	$(7,837,185)

Net Loss per Common Share, Basic and Diluted	$(1.35)	$(1.76)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,460,535	4,458,783

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended July 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at October 31, 2023	-	$-	4,430,535	$4,430	$27,064,613	$(84,000)	$(28,076,133)	$(1,091,090)

Stock Issued for Services	-	-	30,000	30	449,970	-	-	450,000
Stock based compensation	-	-	-	-	384,484	-	-	384,484
Net loss	-	-	-	-	-	-	(4,569,186)	(4,569,186)

Balance at January 31, 2024	-	-	4,460,535	4,460	27,899,067	(84,000)	(32,645,319)	(4,825,792)

Stock based compensation	-	-	-	-	388,367	-	-	388,367
Net loss	-	-	-	-	-	-	(3,118,919)	(3,118,919)

Balance at April 30, 2024	-	-	4,460,535	4,460	28,287,434	(84,000)	(35,764,238)	(7,556,344)

Stock based compensation	-	-	-	-	383,429	-	-	383,429
Net loss	-	-	-	-	-	-	(149,080)	(149,080)

Balance at July 31, 2024	-	$-	4,460,535	$4,460	$28,670,863	$(84,000)	$(35,913,318)	$(7,321,995)

Balance at October 31, 2024	-	$-	4,460,535	$4,460	29,028,260	(84,000)	(37,949,693)	(9,000,973)

Pre-funded Warrants Issued for Services	-	-	-	-	528,000	-	-	528,000
Pre-funded Warrants Issued as Part of Debt Extinguishment	-	-	-	-	990,000	-	-	990,000
Stock Based Compensation	-	-	-	-	408,234	-	-	408,234
Net Loss	-	-	-	-	-	-	(2,834,662)	(2,834,662)

Balance at January 31, 2025	-	-	4,460,535	4,460	30,954,494	(84,000)	(40,784,355)	(9,909,401)

Stock Based Compensation	-	-	-	-	322,734	-	-	322,734
Net Loss	-	-	-	-	-	-	(1,478,786)	(1,478,786)

Balance at April 30, 2025	-	-	4,460,535	4,460	31,277,228	(84,000)	(42,263,141)	(11,065,453)

Issuance of Series A-1 Convertible Preferred Stock	20,000	20	-	-	399,980	-	-	400,000
Stock Based Compensation	-	-	-	-	285,070	-	-	285,070
Net Loss	-	-	-	-	-	-	(1,698,538)	(1,698,538)

Balance at July 31, 2025	20,000	$20	4,460,535	$4,460	$31,962,278	$(84,000)	$(43,961,679)	$(12,078,921)

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31, 2025	Nine months Ended July 31, 2024

Operating Activities

Net Loss	$(6,011,986)	$(7,837,185)
Adjustment to Reconcile Net Loss:
Gain on Forgiveness of Debt	(343,938)	-
Unrealized Gain on Derivative/Warrant Liability	(56,263)	(2,779,997)
Depreciation Expense	83,533	140,098
Bad Debt Expense	2,726	-
Amortization Expense	22,857	50,848
Amortization of Operating Lease – ROU Asset	90,433	98,444
Accretion of Debt Discount	1,165,711	4,069,895
Stock Based Compensation	1,016,038	1,156,280
Common Stock Issued for Services	-	450,000
Pre-funded Warrants issued for Services	528,000	-
(Gain) Loss on Extinguishment of Debt	1,235,000	(740,724)
Write-off of Offering Costs	-	2,656,962
Changes in Assets and Liabilities
Accounts Receivable	(5,989)	50,604
Accounts Receivable – Related Party	(15,750)	-
Inventory	(58,707)	(43,816)
Prepaid Expenses	11,781	25,661
Accounts Payable	358,632	29,285
Accounts Payable – Related Party	22,610	-
Operating Lease Obligation	(90,433)	(98,444)
Accrued Liabilities	57,211	289,151
Accrued Interest	110,253	110,657
Accrued Interest – Related Parties	78,250	89,448

Net Cash Used in Operating Activities	(1,800,031)	(2,282,833)

Investing Activities

Acquisition of Property and Equipment	(1,310)	-
Patent Costs	(65,519)	(634)

Net Cash Used in Investing Activities	(66,829)	(634)

Financing Activities

Issuance of Series A-1 Convertible Preferred Stock	400,000	-
Issuance of 2024 Series Senior Secured Convertible Notes Payable – Stock Settled	-	3,775,000
Issuance of 2025 Series Senior Secured Convertible Notes Payable – Stock Settled	5,675,000	-
Payment of 2024 Senior Secured Convertible Notes Payable	(4,370,000)	-
Payment of 2021 Series Convertible Note Payable – Related Party	(225,000)	-
Capital Lease Principal Payments	(9,419)	(50,199)

Net Cash Provided by Financing Activities	1,470,581	3,724,801

Total Cash Provided (Used) During the Period	(396,279)	1,441,334
Beginning Cash Balance	571,360	101,754

Ending Cash Balance	$175,081	$1,543,088

Cash Paid for Interest	$5,029	$12,853
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$5,054,057	$-
Discount on Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$5,054,057	$-
Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$-	$3,159,788
Discount on Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$-	$3,159,788

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 AND 2024

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

The Consolidated Balance Sheet as of October 31, 2024, was derived from the audited financial statements included in the Form 10-K. In management’s opinion, the unaudited interim Consolidated Balance Sheet, Statements of Operations, Statements of Changes in Shareholders’ Deficit and Statements of Cash Flows, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Certain prior period amounts were reclassified to conform to the current presentation on the Consolidated Financial Statements.

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

Concentrations

During the three months ended July 31, 2025 and 2024, 2% and 1% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). During the nine months ended July 31, 2025 and 2024, 2% and 1% respectively, of the Company’s total revenues were derived from sales to Dr. Zamora. Dr. Zamora is also a 30% stockholder. During the three months ended July 31, 2025, 47% and 26% of the Company’s total revenue was attributable to product sales to two customers. During the nine months ended July 31, 2025, 39%, 18% and 13% of the Company’s total revenue was attributable to product sales to three customers. During the three months ended July 31, 2024, two customers accounted for 36% and 25% of the Company’s revenues. During the nine months ended July 31, 2024, three customers accounted for 37%, 25% and 10% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the three or nine months ended July 31, 2025 or 2024.

As of July 31, 2025, two customers accounted for 52% and 30% of total accounts receivable, respectively and Dr. Zamora accounted for 7% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable.

During the three and nine months ended July 31, 2025 and 2024, foreign purchasers accounted for 81% and 71%, and 67% and 66% of total revenues, respectively. All sales to foreign customers were conducted in US Dollars.

Deferred Offering Costs

The Company defers, as Current Assets, the direct incremental costs of raising capital through equity offerings, until such time as the offering is completed or abandoned. At the time of the offering completion, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. During the three and nine months ended July 31, 2025 and 2024 the Company recorded as expense $0 and $0, and $0 and $2,656,962 of costs that had previously been recorded as Deferred Offering Costs, respectively.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following tables summarize the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024
Revenues:
Research and development products	$88,199	$72,913
AlloRx Stem Cells to Foreign Third-Party Clinics	490,960	214,839
InfiniVive products	29,484	29,236
Fitore products	-	2,921

Total	$608,643	$319,909

	Nine Months Ended July 31, 2025	Nine Months Ended July 31, 2024
Revenues:
Research and development products	$355,238	$322,870
AlloRx Stem Cells to Foreign Third-Party Clinics	1,113,085	870,712
InfiniVive products	98,871	110,817
Fitore products	2,907	12,657

Total	$1,570,101	$1,317,056

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

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2024 and July 31, 2025, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement. The Company did not recognize any of this net deferred revenue during the three and nine months ended July 31, 2025 and 2024.

The table below summarizes Deferred Revenues as of July 31, 2025:

	October 31, 2024	Other Project Income Recognized	Net Revenue Deferred	July 31, 2025
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of October 31, 2024:

	October 31, 2023	Other Project Income Recognized	Net Revenue Deferred	October 31, 2024
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the current expected credit loss method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of July 31, 2025 and October 31, 2024, total accounts receivable, including related party, amounted to $225,305 and $206,292, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of July 31, 2025 and October 31, 2024, the allowance for credit losses was $0 and $975, respectively. Bad debt expense of $2,726 was recognized during the three and nine months ended July 31, 2025. No bad debt expense was recognized during the three and nine months ended July 31, 2024.

As of July 31, 2025, two customers accounted for 52% and 30% of accounts receivable. As of October 31, 2024, 55%, 20% and 10%, of the Company’s accounts receivable were attributable to sales to three customers. No other customer comprised more than 10% of the accounts receivable balance as of July 31, 2025 or October 31, 2024.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the three and nine months ended July 31, 2025 and 2024, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	July 31, 2025	July 31, 2024

Stock options outstanding	1,112,923	1,112,923
Shares to be issued in connection with exercise of warrants	187,035	330,608
2021 Series Convertible Notes Payable - Related Party – common shares	-	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settled	32,528	30,371
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable - Stock Settled	103,286	96,286
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	39,881
2024 Series Senior Secured Convertible Notes Payable – Stock Settled	39,583	398,768
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	289,583	289,583
2024 Pre-funded Warrants	1,107,500	1,060,000
2025 Pre-funded Warrants	276,000	-
2025 Series Senior Secured Convertible Notes Payable – Stock Settled	1,842,532	-
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	1,289,773	-
Series A-1 Convertible Preferred Stock	100,000	-
Total	6,431,392	3,387,650

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or net realizable value. Inventories consisted of the following at the balance sheet dates:

	July 31, 2025	October 31, 2024

Raw materials	$6,762	$-
Finished goods	167,310	115,365
Total inventory	$174,072	$115,365

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the three and nine months ended July 31, 2025 and 2024, the Company did not record any impairment expense.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of July 31, 2025 and October 31, 2024 were $155,067 and $89,548 respectively.

Leases

In May 2023, the Company executed a new office lease for its executive offices, with the lease starting July 1, 2023. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $29,472 and $90,433, and $32,104 and $98,444 for the three and nine months ended July 31, 2025 and 2024, respectively.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public companies with a single report segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements of ASU 2023-07 during fiscal year ended on or after December 15, 2024. The Company operates as one operating segment and the Company’s CEO is the chief operating decision maker (“CODM”). The CODM uses the consolidated statement of operations to assess financial performance and allocate resources. As of July 31, 2025, the Company is assessing the impact of this change and will implement it by its fiscal year end of October 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which applies to all public business entities. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company expects to adopt this standard for the period beginning November 1, 2027.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $6.0 million for the nine months ended July 31, 2025. The Company had a working capital deficit of approximately $14.2 million as of July 31, 2025. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As of July 31, 2025 and October 31, 2024, the estimated fair values of the Company’s financial liabilities are presented in the following table:

July 31, 2025
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$8,907
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	115,468
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	140,491
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	5,013,900
Total	$5,278,766

October 31, 2024
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$9,024
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	116,982
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	154,966
Total	$280,972

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2025 Series Senior Secured Convertible Notes, its 2024 Series Senior Secured Convertible Notes Payable and its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Nine Months Ended July 31, 2025	Year Ended October 31, 2024
Beginning Balance	$280,972	$893,263
Additions	5,054,057	3,159,788
Subtractions	-	(990,719)
Total Unrealized Gains	(56,263)	(2,781,360)
Ending Balance	$5,278,766	$280,972

During the three and nine months ended July 31, 2025 and 2024, the unrealized gain on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $2,097 and $1,631, and $330,274 and $766,385, respectively.

During the three and nine months ended July 31, 2025 and 2024, the unrealized gain on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was $2,537 and $14,476, and $1,985,350 and $2,013,612, respectively.

During the three and nine months ended July 31, 2025 and 2024, the unrealized gain on the Derivative Warrant Liability associated with the 2025 Series Senior Secured convertible notes payable – stock settled was $46,532 and $40,156, and $0 and $0, respectively.

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable, the 2024 Series Senior Secured Convertible Notes Payable - Stock Settled and the 2025 Series Senior Secured Convertible Notes Payable – Stock Settled during the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at July 31, 2025 and October 31, 2024:

	July 31, 2025	October 31, 2024
Risk-free interest rate	3.72%-4.36%	4.15%
Dividend yield	0.00%	0.00%
Volatility factor	129.58% - 136.33%	130.13%
Weighted average expected life (years)	2.0 - 2.5	2.5

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	July 31, 2025	October 31, 2024

Leasehold improvements	$12,840	$12,840
Property and equipment	1,048,235	1,046,925
Total cost	1,061,075	1,059,765
Less accumulated depreciation	(1,003,746)	(920,213)
Net property and equipment	$57,329	$139,552

Depreciation expense for the three and nine months ended July 31, 2025 and 2024 was $21,565 and $83,533, and $48,313 and $140,098, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of July 31, 2025:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	11 years	$693,330	$(544,782)	$148,548
Patents, know-how and unpatented technology	11 years	710,060	(523,381)	186,679
Customer relationships	0 years	114,536	(114,536)	-
Total		1,517,926	(1,182,699)	335,227

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2024:

	Remaining Useful Life	Cost	Accumulated Amortization and Impairment	Net Carrying Value
Trademarks and tradenames	11.75 years	$693,330	$(534,654)	$158,676
Patents, know-how and unpatented technology	11.75 years	710,060	(510,652)	199,408
Customer relationships	0 years	114,536	(114,536)	-
Total		1,517,926	(1,159,842)	358,084

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31:

2025 (three months remaining)	$7,619
2026	30,475
2027	30,475
2028	30,475
2029	30,475
Thereafter	205,708
Total	$335,227

During the three and nine months ended July 31, 2025 and 2024, the Company recorded amortization expense of $7,619 and $22,857, and $16,952 and $50,848, respectively.

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

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	July 31, 2025	October 31, 2024
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$255,658	$346,091
Finance	Property and equipment, net	-	3,351
Total Lease Assets		$255,658	$349,442

Liabilities
Current:
Operating	Operating lease liabilities	$111,955	$119,486
Finance	Finance lease liabilities	7,704	12,081
Noncurrent:
Operating	Operating lease liabilities	143,703	226,605
Finance	Finance lease liabilities	-	5,042
Total Lease Liabilities		$263,362	$363,214

The following table shows the classification and location of the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Nine Months Ended July 31,
	Location	2025	2024
Operating lease expense	General and administrative expense	$164,649	$148,556
Finance lease expense:
Interest on lease liability	Interest expense	609	5,994
Total Lease expense		$165,258	$154,550

Minimum contractual obligations for the Company’s leases (undiscounted) as of July 31, 2025 were as follows:

	Operating	Finance
Fiscal year 2025 (three months remaining)	$41,412	$2,775
Fiscal year 2026	166,760	5,150
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Fiscal year 2029	67,734	-
Thereafter	45,156	-
Total Lease Payments	$473,405	$7,925
Less Imputed interest	(217,747)	(221)
Total lease liability	$255,658	$7,704

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	July 31, 2025		October 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	3.25	0.75	4.0	1.34
Weighted-average discount rate (1)	10.00%	6.66%	10.00%	6.67%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Nine Months Ended July 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Cash payments for operating leases	$122,490	$134,923
Cash payments for finance leases	$10,028	$50,199

The Company recorded amortization of the operating lease right-of-use asset of $29,472 and $90,433, and $32,103 and $98,444 for the three and nine months ended July 31, 2025 and 2024, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of July 31, 2025 and October 31, 2024:

	July 31, 2025	October 31, 2024

Short Term
2021 Series convertible notes – related party	$-	$480,000
Unsecured 6% note payable – related party	1,221,958	-
Unsecured 4% note payable – related party	767,288	-
2025 Senior secured convertible notes payable	7,093,750	-
Discount 2025 Senior secured convertible notes payable	(5,408,874)	-
2024 Senior secured convertible notes payable	593,750	4,718,750
Total Short-Term Debt	4,267,872	5,198,750
Long Term
Unsecured 6% note payable – related party	$-	$767,288
Unsecured 4% note payable – related party	-	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(41,546)	(51,886)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(713,889)	(805,327)
Total Long-Term Debt	1,162,165	3,049,633
Total Debt	$5,430,037	$8,248,383

The table below presents the future maturities of outstanding debt obligations as of July 31, 2025:

Fiscal year 2025	$593,750
Fiscal year 2026	9,082,996
Fiscal year 2027	200,000
Fiscal year 2028	1,717,600
Total	$11,594,346

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $11,604 and $34,433, and $11,604 and $34,560 for the three and nine months ended July 31, 2025 and 2024, respectively. Accrued interest on this note was $218,709 and $184,275 as of July 31, 2025 and October 31, 2024, respectively. This note is unsecured. The note and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price. The original maturity date of this note is December 31, 2025, but the Company and the related party have agreed to negotiate an extension of this note.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $12,320 and $36,558, and $12,320 and $36,692 for the three and nine months ended July 31, 2025, and 2024, respectively. Accrued interest on this note was $232,206 and $195,648 as of July 31, 2025 and October 31, 2024, respectively. This note is unsecured. The note and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price. The original maturity date of this note is December 31, 2025, but the Company and the related party have agreed to negotiate an extension of this note.

2021 Series Convertible Notes - Related Party

The principal balance outstanding on the 2021 Series Convertible notes amounted to $0 and $480,000 as of July 31, 2025 and October 31, 2024, respectively. The note matured on July 31, 2024 and is unsecured. During the three and nine months ended July 31, 2025 and 2024, the Company recorded $0 and $7,259, and $6,049 and $18,016, respectively, in interest expense. As of July 31, 2025 and October 31, 2024, accrued, but unpaid, interest on these notes was $0 and $81,679, respectively. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and four payments of $50,000, payable on or before February 1, March 1, April 1, and May 1, 2025. To record the renegotiation of the agreement, the Company recognized a gain on retirement of debt of $343,938, consisting of a reduction of principal of $255,000 and an elimination of accrued interest of $88,938. This was recorded through the statement of operations because the lender is not restructuring the loan to protect his equity and the lender does not hold a significant investment in the Company. The note was fully paid on April 30, 2025.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible (i) upon the closing of a Qualified Financing of at least $5,000,000, (ii) upon the closing of a change in control, (iii) at the option of the holder of the notes or (iv) at maturity. During the three and nine months ended July 31, 2025 and 2024, the Company recorded $2,521 and $7,479, and $2,521 and $7,507 in interest expense on these notes, respectively. As of July 31, 2025 and October 31, 2024, the Company had accrued $30,712 and $23,233, respectively, in interest on these notes.

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

The Company contemplated ASC 815-15-25-1 related to the valuation of the embedded conversion feature contained in the January 2023 Notes, March 2023 Notes and June 2023 Notes. The Company determined, per the guidance, the embedded conversion feature did not meet the criteria to be classified as a derivative.

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

The $73,213 discount associated with the January 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 and 2024 is 13.0% and 13.0%, and 13.0% and 13.0%, respectively. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $3,595 and $10,340, and $3,164 and $9,132, respectively, and a (gain) or loss on the fair value of the warrant liability of ($150) and ($117), and ($23,652) and ($54,883), respectively.

The $568,574 discount associated with the March 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 and 2024 is 44.6% and 44.6%, and 44.6% and 44.6%, respectively. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $21,154 and $56,764, and $13,861 and $37,305, respectively, and a (gain) or loss on the fair value of the warrant liability of ($1,168) and ($909), and ($183,983) and ($426,923), respectively.

The $354,810 discount associated with the June 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 and 2024 is 39.5% and 39.5% and 39.5% and 39.5%, respectively. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $12,784 and $34,675 and $8,778 and $23,882, respectively, and a (gain) or loss on the fair value of the warrant liability of ($779) and ($606), and ($122,639) and ($284,579), respectively.

During the three and nine months ended July 31, 2025 and 2024 the Company recorded $8,166 and $24,233, and $8,167 and $24,322, respectively, in interest expense on the January 2023 Notes. During the three and nine months ended July 31, 2025 and 2024, the Company recorded $15,881 and $47,127, and $15,881 and $47,299, respectively, in interest expense on the March 2023 Notes. During the three and nine months ended July 31, 2025 and 2024, the Company recorded $10,586 and $31,414, and $10,586 and $31,529, respectively, in interest expense on the June 2023 Notes.

As of July 31, 2025 and October 31, 2024, the Company had accrued $82,962 and $58,729, respectively, in interest on the January 2023 Notes. As of July 31, 2025 and October 31, 2024, the Company had accrued $147,545 and $100,495, respectively, in interest on the March 2023 Notes. As of July 31, 2025 and October 31, 2024, the Company had accrued $89,156 and $57,666, respectively, in interest on the June 2023 Notes.

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

The Company contemplated ASC 815-15-25-1 related to the valuation of the embedded conversion feature contained in the Series 2024 Notes. The Company determined, per the guidance, the embedded conversion feature did not meet the criteria to be classified as a derivative.

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

The combination of the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes and the $2,732,304 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 and 2024, is 659% and 659%, and 659% and 659%, respectively, for the November issuance and 624% and 624%, and 624% and 624%, respectively, for the January issuance. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $0 and $0, and $1,382,897 and $3,482,304, respectively.

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

The combination of the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes and the $157,733 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted thru the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 and 2024 is over 5,000%. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $0 and $0, and $154,785 and $201,483, respectively, and a (gain) or loss on the fair value of the warrant liability of ($935) and ($5,333), and ($100,462) and ($100,459) respectively.

The combination of the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes and the $269,752 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted thru the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 and 2024 was over 104,000%. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $0 and $0, and $344,752 and $344,752, respectively, and a (gain) loss on the fair value of the warrant liability of ($1,602) and ($9,143), and ($171,568) and ($171,568), respectively.

During the three and nine months ended July 31, 2025 and 2024, no interest expense was recorded on the Series 2024 Notes. As of July 31, 2025 and October 31, 2024, no accrued interest was recorded on the Series 2024 Notes.

The July Series 2024 Target note has been extended to March 31, 2025, with an increase in the principal amount of $245,000 and pre-funded warrants were issued for a value of $990,000 as part of the extension transaction. In accordance with ASC 470, the Company has evaluated the consideration given for the extension of the Target note and has determined that the July Series 2024 Target note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company has recorded a loss on extinguishment of debt of $0 and $1,235,000 for the three and nine months ended July 31, 2025. As of March 3, 2025, the Company has paid the July Series 2024 Target note’s entire balance of $4,370,000. The remaining 2024 Series notes are in the process of being renegotiated with a longer maturity date.

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

On May 21, 2025, the Company received an additional $325,000 from the same investor to be included in the February Series 2025 Note (the “May Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold to the investor, in a private placement, (i) senior secured convertible notes (the “May Series 2025 Notes”) in the principal amount of $406,250 for a purchase price of $325,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “May Series 2025 Warrants”).

The February Series 2025 Notes and April Series 2025 Notes are collectively the “Series 2025 Notes.” The February Series 2025 Warrants, April Series 2025 Warrants and May Series 2025 Warrants are collectively the “Series 2025 Warrants.”

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

The Company contemplated ASC 815-15-25-1 related to the valuation of the embedded conversion feature contained in the Series 2025 Notes. The Company determined, per the guidance, the embedded conversion feature did not meet the criteria to be classified as a derivative.

The Company assessed the Series 2025 Warrants first under ASC 480. Based on the attributes of the Series 2025 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the Series 2025 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. Because the scenario under which the Series 2025 Notes are analyzed assumes a Liquidity Event, the scenarios under which to analyze the Series 2025 Warrants should also contain a Liquidity Event. As such, the assumed exercise price is $5.50, and the Company would issue 1,136,364 shares upon exercise of the February Series 2025 Warrants and 79,545 shares upon exercise of the April Series 2025 Warrants. At issuance, the Company recorded a warrant liability of $4,448,036 related to the February Series 2025 Warrants and $312,079 related to the April Series 2025 Warrants, all of which are remeasured at fair market value at the end of each reporting period. The combination of the original issuance discount of $1,250,000 and the warrant liability of $4,448,036 resulted in the recognition of a debt discount of $5,698,036 at issuance of the February Series 2025 Notes and February Series 2025 Warrants. Similarly, the combination of the original issuance discount of $87,500 and the warrant liability of $312,079 resulted in the recognition of a debt discount of $399,579 at issuance of the April Series 2025 Notes and April Series 2025 Warrants. In addition, the combination of the original issuance discount of $81,250 and the warrant liability of $293,942 resulted in the recognition of a debt discount of $375,192 at issuance of the May Series 2025 Notes and May Series 2025 Warrants.

The combination of the original issuance discount of $1,250,000 associated with the collected proceeds compared to the principal value of the February Series 2025 Notes and the $4,448,036 discount associated with the February Series 2025 Warrants results in a net discount of $5,698,036 that is accreted over twelve months utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 and 2024, is 321% and 321%, and 0% and 0%, respectively, for the February issuance. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $690,163 and $991,147, and $0 and $0, respectively and a gain on the fair value of the warrant liability of $37,130 and $30,502, and $0 and $0, respectively.

The combination of the original issuance discount of $87,500 associated with the collected proceeds compared to the principal value of the April Series 2025 Notes and the $312,079 discount associated with the April Series 2025 Warrants results in a net discount of $399,579 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 is 409%. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $41,314 and $43,441 and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $2,599 and $2,851, and $0 and $0, respectively.

The combination of the original issuance discount of $81,250 associated with the collected proceeds compared to the principal value of the May Series 2025 Notes and the $293,942 discount associated with the May Series 2025 Warrants results in a net discount of $375,192 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2025 is 486%. During the three and nine months ended July 31, 2025 and 2024, the Company recorded accretion expense of $29,345 and $29,345 and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $6,803 and $6,803, and $0 and $0, respectively.

During the three and nine months ended July 31, 2025 and 2024, no interest expense was recorded on the Series 2025 Notes. As of July 31, 2025 and October 31, 2024, no accrued interest was recorded on the Series 2025 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. In May 2025, the Company designated 750,000 shares as Series A-1 Convertible Preferred Shares for a private placement of the A-1 stock for a maximum of $15 million. As of July 31, 2025 and October 31, 2024, 20,000 and 0 shares of Series A-1 Convertible Preferred Stock were issued and outstanding. During the nine months ended July 31, 2025, dividends of $3,901 were accrued and as of July 31, 2025, the accumulated dividend on the outstanding preferred was $3,901.

The following is a summary of the rights and preferences of the Preferred A-1 Stock:

The holders of the Preferred A-1 Stock are entitled to a liquidation preference with respect to the Preferred A-1 Stock in the amount of $20 per share (“Stated Value”), subordinate to the stated value of any outstanding shares of preferred stock ranking senior to the Preferred A Stock, pari passu with the stated value of the series A-1 Preferred Stock, and senior to the rights of the holders of common stock.

The holders of the Preferred A-1 Stock are entitled to cumulative dividends at the annual rate of 8% based on the Stated Value per share, payable on the maturity date, which is five years from the date of issuance. Dividends are payable in the form of shares of common stock valued at $4.00 per share.

The Preferred A-1 Stock may be redeemed by the Company, in whole or in part, at any time or from time to time by notice to the holders. In the event of redemption, the Company shall be obligated to pay to each holder the Stated Value per share plus any accrued but unpaid dividends.

The Preferred A-1 Shares are convertible into common stock at $4.00 per share and may be converted at the discretion of the holder. The Preferred A-1 Stock shall automatically convert into the Company’s common stock if (a) (i) the common stock into which the Preferred A-1 Shares are convertible is registered with the SEC, (ii) there exists a public trading market for the common stock, and (iii) the trading price of the Company’s common stock has equaled or exceeded 200% of the conversion price as then in effect for ten or more consecutive trading days or (b) the Company effects a merger, consolidation or sale of assets and is not the surviving entity.

The holders of the Preferred A-1 Shares have the right to vote with the holders of the common stock on any matters presented to the stockholders at any regular or special meeting of the stockholders of the Company on an “as-converted” basis. The holders of the Series A-1 Stock are also entitled to vote as a class in the event the Company intends to create and/or issue shares of preferred stock that are senior to the Series A-1 Stock or if the Company attempts to amend its Articles of Incorporation to alter or amend the powers, privileges, rights, restrictions or conditions of the Series A-1 Stock.

The Company assessed the Series A-1 under ASC 480. The Company determined that the Series A-1 is outside the scope of ASC 480 as the redemption of Series A-1 shares are solely the right of the Company and the number of common shares to be issued at conversion were at a fixed monetary value. The Company then assessed the Series A-1 under ASC 815 to determine if the Series A-1 is more debt-like or more equity like. While the dividend rights and protective provisions make the Series A-1 more debt-like, the fact that the Company is in control of any redemption of the shares, that the Series A-1 contains certain mandatory conversion provisions and the holders have optional conversion rights, and the Series A-1 shares have voting rights on an as-converted basis make the Series more equity-like. We determined based on the above that the Series A-1 is more equity-like. Since the Series A-1 does not contain a put option and the Series A-1 shares are not redeemable upon an event outside of the Company’s control, we have recorded the Series A-1 shares as permanent equity.

Activity for the nine months ended July 31, 2025 and 2024

During the nine months ended July 31, 2025, the Company issued 20,000 shares of its Series A-1 Convertible Preferred Stock as part of an ongoing private placement.

There were no sales or grants of Series A-1 Preferred Stock during the nine months ended July 31, 2024.

Common Stock

As of July 31, 2025, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of July 31, 2025 and October 31, 2024, 4,460,535, and 4,460,535 shares were issued and outstanding, respectively.

There were no grants of common shares during the nine months ended July 31, 2025.

Activity for the nine months ended July 31, 2024

On November 16, 2023, the Company granted 30,000 shares of common stock pursuant to the execution of a consulting agreement. The shares were granted at $15.00 per share. The shares vested immediately and are not subject to any revision based on the terms of the consulting agreement. The Company has recorded the value of the shares granted, $450,000, as consulting expense.

Stock-Based Compensation

There were no grants of stock purchase options during the nine months ended July 31, 2025 and 2024.

The table below presents option activity for the nine months ended July 31, 2025 and the year ended October 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2023	1,112,923	$10.84	6.64	$16,899,060
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2024	1,112,923	10.84	5.64	1,560,431
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at July 31, 2025	1,112,923	$10.84	4.89	$1,560,431

Stock based compensation expense related to options for the three and nine months ended July 31, 2025 and 2024 amounted to $285,070 and $1,016,038, and $383,429 and $1,156,280, respectively. As of July 31, 2025 and October 31, 2024, 1,008,308 and 934,397 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $1,077,973 and $1,985,988 as of July 31, 2025 and October 31, 2024, respectively.

Warrants

Activity for the nine months ended July 31, 2025

Effective November 16, 2024, the Company granted 180,000 pre-funded warrants with an exercise price of $0.001 to the majority holder of the 2024 Senior Secured Convertible Notes for a fair value of $990,000.

On January 27, 2025, the Company granted 96,000 pre-funded warrants with an exercise price of $0.001 to a consultant to the Company for consulting services provided for a fair value of $528,000.

Activity for the nine months ended July 31, 2024

During the nine months ended July 31, 2024, the Company issued 1,060,000 in pre-funded warrants with an exercise price of $0.001 to 2024 Series Senior Convertible Note holders.

A & B Warrants

A summary of the Company’s common stock underlying its outstanding A and B warrants as of July 31, 2025 and October 31, 2024 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2023	444,454	$20.56	1.65
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(182,804)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2024	261,650	26.00	1.31
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	(74,615)	-	-
Outstanding – July 31, 2025	187,035	$26.00	0.93

Other Warrants

A summary of the Company’s common stock underlying its outstanding pre-funded warrants as of July 31, 2025 and October 31, 2024 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2023	-	$-	-
Pre-Funded Warrants – Granted during the period	1,107,500	0.001	N/A
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – October 31, 2024	1,107,500	0.001	N/A
Pre-Funded Warrants – Granted during the period	276,000	0.001	N/A
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – July 31, 2025	1,383,500	$0.001	N/A

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

On December 1, 2021, the Company and John Evans, a former CFO of the Company, entered into a Consulting Agreement (“Evans Consulting Agreement”). Under the terms of the Evans Consulting Agreement, Mr. Evans is to provide advisory services to the CEO and CFO of the Company. The Evans Consulting Agreement expires on December 1, 2025. Per mutual verbal agreement, the Company has deferred and accrued $229,667 of such compensation as of July 31, 2025. The Company will continue to make payments to Mr. Evans after the expiration of the agreement, if necessary, to retire this accrued liability.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Receivable and Revenues

Dr. Zamora, former CEO and 30% stockholder, is also a customer of the Company in his capacity as a practicing physician. As of July 31, 2025 and October 31, 2024, Dr. Zamora owed the Company $15,750 and $0, respectively. During the three and nine months ended July 31, 2025 and 2024, Dr. Zamora accounted for $13,500 and $31,500, and $1,800 and $18,000 in product sales, respectively. These sales amounts were 2% and 2%, and 1% and 1% of total sales, respectively, for the three and nine months ended July 31, 2025 and 2024.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of July 31, 2025 and October 31, 2024, the Company owes this entity $0 and $0, respectively, in past due rent. The rental rates charged to the Company are $5,645 per month, with no escalators, and the lease runs through June of 2030.

As of July 31, 2025, the Company owed the Company’s CEO $22,610 in travel expense reimbursements.

Convertible Notes, Debt Discount and Accrued Interest

The principal balance outstanding on the 2021 Series Convertible note to a single note holder amounted to $0 and $480,000 as of July 31, 2025 and October 31, 2024, respectively. During the three and nine months ended July 31, 2025 and 2024, the Company recorded $0 and $7,259, and $6,049 and $18,016, respectively, in interest expense related to these notes. As of July 31, 2025 and October 31, 2024, accrued, but unpaid, interest on these notes was $0 and $81,679, respectively. On January 8, 2025, the Company and the note holder renegotiated this note down to a total due of $225,000. This note was fully paid on April 30, 2025.

NOTE 11 – SUBSEQUENT EVENTS

On August 19, 2025, the Company received an additional investment of $400,000 in the Company’s A-1 Preferred Stock for 20,000 A-1 Preferred shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires.

The following discussion analyzes our operating results for the three and nine months ended July 31, 2025 and compares those results to the three and nine months ended July 31, 2024. The discussion below also analyzes our liquidity and capital resources as of July 31, 2025 and material changes in those resources since the October 31, 2024. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three and nine months July 31, 2025 and 2024 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID and expect to commence those trials in late 2025 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our expenses.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of July 31, 2025 of $43.9 million. We incurred net losses of approximately $5.9 million and $9.9 million during the nine months ended July 31, 2025 and the year ended October 31, 2024, respectively. We used cash in operating activities of $1.8 million and $2.3 million during the nine months ended July 31, 2025 and 2024, respectively. We had a working capital deficit of approximately $14.2 million as of July 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended July 31, 2025 and 2024:

	Three Months Ended July 31,
	2025	2024

Product Sales	$595,143	$318,109
Product Sales, Related Parties	13,500	1,800
Total Revenue	608,643	319,909
Cost of Goods Sold	(69,612)	(65,438)
Gross Profit	539,031	254,471
Selling, General and Administrative Expenses	(1,309,934)	(1,383,346)
Research and Development	(119,210)	(125,628)
Interest Expense	(859,591)	(1,950,925)
Gain on Extinguishment of Debt	-	740,724
Unrealized Gain on Derivative/Warrant Liability	51,166	2,315,624
Net Loss	$(1,698,538)	$(149,080)

Net Loss

We recorded a net loss of $1,698,538 in the three months ended July 31, 2025, an increase of $1,553,359 from the three months ended July 31, 2024 loss of $149,080, or 1,042%. The increased loss in the three months ended July 31, 2025 was due to a gain on forgiveness of debt and significant unrealized gains on derivative liabilities during the three months ended July 31, 2024 that did not occur during the three months ended July 31, 2025. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended July 31, 2025, increased by $288,734, or 90%, from the three months ended July 31, 2024. The increase is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore, there was no consulting revenue recognized in the three months ended July 31, 2025, or 2024.

During the three months ended July 31, 2025 and 2024, research and development product sales were $88,199 and $72,913, respectively, an increase in the three months ended July 31, 2025 of $15,286, or 21%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing more CAFs and native fibroblasts in the three months ended July 31, 2025. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended July 31, 2025 and 2024 were $490,960 and $214,839 respectively, an increase of $276,121, or 129%. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended July 31, 2025 and 2024, were $13,500 and $1,800, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended July 31, 2025 totaled $69,612 compared to $65,438 during the three months ended July 31, 2024, an increase of $4,174, or 6%, resulting in gross profit of $539,031 and $254,471 for the three months ended July 31, 2025 and 2024, respectively. The gross profit percentages for the three months ended July 31, 2025 and 2024 were 89% and 80%, respectively. Cost of goods sold increased for the three months ended July 31, 2025 and 2024 due to higher sales of product during the three months ended July 31, 2025.

Selling, General and Administrative Expenses

SG&A expenses decreased from $1,383,346 in the three months ended July 31, 2024, to $1,309,934 in the three months ended July 31, 2025. This decrease of $73,412 or 5% was primarily due to a reduction in depreciation expense of $26,748 and a reduction in consulting and legal fees of $52,092.

Research and Development

Research and development expenses for the three months ended July 31, 2025 and 2024 were $119,210 and $125,628, respectively, a decrease of $6,418, or 5%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and AlloEx exosome therapy.

Interest Expense

Interest expense for the three months ended July 31, 2025, was $859,591, a decrease of $1,091,334 from the interest expense for the three months ended July 31, 2024 of $1,950,925. This decrease is primarily due to debt discount accretion reductions related to the 2024 Senior Secured Notes, since all of the 2024 notes had reached maturity during 2024. The interest expense related to the remaining debt on our balance sheet of approximately $11.6 million is expected to be all non-cash.

Gain on Extinguishment of Debt

During the three months ended July 31, 2024, the Company extinguished certain debt and issued a new debt instrument in its place. The transactions resulted in a gain on extinguishment of debt of $740,724. There was no comparable gain during the three months ended July 31, 2025.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $6,436,350. In February and April of 2025, we issued 2025 Series Senior Secured Notes in the aggregate principal amount of $6,687,500. In May of 2025, we issued 2025 Series Senior Secured Notes in the aggregate principal amount of $406,250. In connection with these notes, the Company recognized a Derivative/Warrant liability. As of July 31, 2025 and 2024, this liability was marked to market, resulting in an unrealized gain (loss) during the three months ended July 31, 2025 and 2024 of $51,166 and $2,315,624, respectively.

The following table summarizes our operating results for the nine months ended July 31, 2025 and 2024:

	Nine Months Ended July 31,
	2025	2024

Product Sales	$1,538,601	$1,299,056
Product Sales, Related Parties	31,500	18,000
Total Revenue	1,570,101	1,317,056
Cost of Goods Sold	(297,531)	(244,802)
Gross Profit	1,272,570	1,072,254
Selling, General and Administrative Expenses	(4,674,989)	(5,068,793)
Research and Development	(415,524)	(421,552)
Write-off of Offering Costs	-	(2,656,962)
Interest Expense	(1,359,244)	(4,282,853)
Gain on Forgiveness of Debt	343,938	-
Gain (Loss) on Extinguishment of Debt	(1,235,000)	740,724
Unrealized Gain on Derivative/Warrant Liability	56,263	2,779,997
Net Loss	$(6,011,986)	$(7,837,185)

Net Loss

We recorded a net loss of $6,011,986 in the nine months ended July 31, 2025, a decrease of $1,825,199 from the nine months ended July 31, 2024, loss of $7,837,185, or 23%. The decreased loss in the nine months ended July 31, 2025 was due to a write-off of offering costs and accretion on the 2024 Senior Secured Notes that occurred in the nine months ended July 31, 2024 offset by a loss on extinguishment of debt during the nine months ended July 31, 2025. We expect to continue reporting losses until such time, if ever, we can improve the operation of our newly acquired subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the nine months ended July 31, 2025, increased by $253,045, or 19%, from the nine months ended July 31, 2024. The increase is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the nine months ended July 31, 2025 and 2024, research and development product sales were $355,238 and $322,870, respectively, an increase in the nine months ended July 31, 2025 of $32,368, or 10%. The increase was attributable to biopharmaceutical institutions, university research labs and clinics purchasing moreCAFs and native fibroblasts in the nine months ended July 31, 2025. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the nine months ended July 31, 2025 and 2024 were $1,113,085 and $870,712 respectively, an increase of $242,373, or 28%. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the nine months ended July 31, 2025 and 2024, were $31,500 and $18,000, respectively.

Cost of Goods Sold

Our cost of goods sold during the nine months ended July 31, 2025 totaled $297,531 compared to $244,802 during the nine months ended July 31, 2024, an increase of $52,729, or 22%, resulting in gross profit of $1,272,570 and $1,072,254 for the nine months ended July 31, 2025 and 2024, respectively. The gross profit percentages for the nine months ended July 31, 2025 and 2024 were 81% and 81%, respectively. Cost of goods sold increased for the nine months ended July 31, 2025 and 2024 due to higher sales of product during the nine months ended July 31, 2025.

Selling, General and Administrative Expenses

SG&A expenses decreased from $5,068,793 in the nine months ended July 31, 2024, to $4,674,989 in the nine months ended July 31, 2025. This decrease of $393,804 or 8% was primarily due to a reduction in consulting fees of $537,024 offset partially by an increase in legal fees of $125,609.

Research and Development

Research and development expenses for the nine months ended July 31, 2025 and 2024 were $415,524 and $421,552, respectively, a decrease of $6,028, or 1%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and AlloEx exosome therapy.

Writeoff of Offering Cost

During the nine months ended July 31, 2024, the Company recorded as expense $2,656,962 related to the write off of previously capitalized Deferred Offering Costs. The write off of the deferred costs was related to efforts at an initial public offering that has been abandoned by the Company. There was no comparable expense recorded during the nine months ended July 31, 2025.

Interest Expense

Interest expense for the nine months ended July 31, 2025, was $1,359,244, a decrease of $2,921,903, or 68%, from the interest expense for the nine months ended July 31, 2024 of $4,282,853. This decrease is primarily due to debt discount accretion reductions related to the 2024 Senior Secured Notes, since all of the 2024 notes had reached maturity during 2024. The interest expense related to the remaining debt on our balance sheet of approximately $11.6 million is expected to be all non-cash.

Gain on Forgiveness of Debt

During the nine months ended July 31, 2025, the Company negotiated a settlement of the 2021 Series Convertible Notes Payable, whereby the Company would pay a total of $225,000 over a four month period ending May 1, 2025. The remaining principal balance of $255,000 and all accrued interest totaling $88,938, have been forgiven. The transactions resulted in a gain on forgiveness of debt of $343,938. There were no comparable transactions during the nine months ended July 31, 2024.

Loss on Extinguishment of Debt

During the nine months ended July 31, 2025, the Company negotiated an extension to the July Series 2024 note in return for $245,000 in additional principal and pre-funded warrants valued at $990,000, creating the loss on extinguishment of debt of $1,235,000. During the nine months ended July 31, 2024, the Company extinguished certain debt and issued a new debt instrument in its place. The transactions resulted in a gain on extinguishment of debt of $740,724.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes in the aggregate principal amount of $6,436,350. In February and April of 2025, we issued 2025 Series Senior Secured Notes in the aggregate principal amount of $6,687,500. In May of 2025, we issued 2025 Series Senior Secured Notes in the aggregate principal amount of $406,250. In connection with these notes, the Company recognized a Derivative/Warrant liability. As of July 31, 2025 and 2024, this liability was marked to market, resulting in an unrealized gain during the nine months ended July 31, 2025 and 2024 of $56,263 and $2,779,997, respectively.

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

We currently have no credit facility or other committed sources of capital. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Working Capital

As of July 31, 2025, we had a working capital deficit of approximately $14.2 million, comprised of current assets of $0.6 million and current liabilities of $14.9 million. The working capital deficit at July 31, 2025, increased approximately $5.1 million from October 31, 2024, our prior fiscal year end. Cash decreased from $0.6 million as of October 31, 2024, to $0.2 million at July 31, 2025.

As a result of our limited working capital position as of July 31, 2025, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Our significant contractual cash requirements as of July 31, 2025, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in “Note 6—Lease Obligations,” and “Note 7—Debt,” of the Notes to our unaudited consolidated financial statements within this Report. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of July 31, 2025, we had payments for lease, loan and other known contractual obligations of approximately $11.8 million, of which approximately $9.9 million are payable within 12 months as of July 31, 2025.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the nine months ended July 31, 2025 and 2024:

	Nine months ended July 31,
	2025	2024

Net Cash Used in Operating Activities	$(1,800,031)	$(2,282,833)
Net Cash Used in Investing Activities	(66,829)	(634)
Net Cash provided by Financing Activities	1,470,581	3,724,801
Beginning Cash Balance	571,360	101,754
Ending Cash Balance	$175,081	$1,543,088

Operating Activities

Net cash used in operating activities during the nine months ended July 31, 2025, was $1,800,031, compared to $2,282,833 during the nine months ended July 31, 2024, representing a decrease of $482,802, or 21%. The decrease in cash used in operations was due, in part, to a significant decrease in net loss for the nine months ended July 31, 2025 compared to the nine months ended July 31, 2024.

Investing Activities

Cash used in investing activities during the nine months ended July 31, 2025, was $65,519 in patent costs and $1,310 for acquisition of property and equipment compared to $634 in patent costs in the nine months ended July 31, 2024, representing an increase in cash used of $66,195.

Financing Activities

Cash provided by financing activities during the nine months ended July 31, 2025, was $1,470,581, while cash provided by financing activities during the nine months ended July 31, 2024 was $3,724,801. During the nine months ended July 31, 2025, we issued $400,000 in Series A-1 Convertible Preferred Stock, we issued $7,093,750 in 2025 Series Senior Secured Convertible Notes for net proceeds of $5,675,000, we paid $4,370,000 on the 2024 Series Convertible Notes, we paid $225,000 on the 2021 Series Convertible Notes and made capital lease principal payments of $9,419. During the nine months ended July 31, 2024, we issued $4,718,750 in 2024 Series Senior Secured Convertible Notes and common stock purchase warrants for net proceeds of $3,775,000 million and made capital lease principal payments of $50,199.

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

As of October 31, 2024, we impaired $196,595 of the InfiniVive intangible assets, leaving a balance of $601,887. The amount was impaired because the carrying value of the intangibles was not supported by future cash flows. As of October 31, 2024 and 2023, we impaired $49,431 and $234,795 of the Fitore intangible assets, leaving a balance of $0 in Fitore. The amounts were impaired because the carrying value of the intangibles was not supported by future cash flows. There was no impairment of intangibles in the three and nine months ended July 31, 2025 and 2024.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2025, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be reported.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits [ADD EXHIBITS AS NECESSARY FOR 8-Ks]

The following exhibits are filed, furnished or incorporated by reference with this report:

Exhibit Number	Exhibit Description

10.1	Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.2	Form of Senior Secured Convertible Note(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.4	Form of Security Agreement(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.5	Form of Registration Rights Agreement(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.6	Form of Subscription Agreement for Private Placement of Preferred A-1 Stock (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the period ended April 30, 2025, filed with the SEC on June 20, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: September 12, 2025	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: September 12, 2025		/s/ Thomas W. Ohrt
Thomas W. Ohrt, Chief Financial Officer
(Principal Financial Officer)

