Form 10-K
period 2025-10-31
Vitro Biopharma, Inc.
filed 2026-02-13
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

As of February 13, 2026, there were outstanding 4,517,651 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

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

iii

PART I

Item 1. Business

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and PASC, or Long COVID, and expect to commence those trials in 2026. We generate revenue from our other technologies through a number of other activities, including through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our capital expenses.

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

We intend to initiate our FDA cleared clinical trials for PTHS and Long COVID in 2026  pending IRB approval of clinical trial agreements with contemplated collaborators and clinical trial sites. In addition, we are also currently focused on our pre-clinical development programs for MS, Lupus (SLE) and Alzheimer’s disease. We plan to submit two additional IND applications to FDA to initiate Phase 1/2a clinical trials to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE) sometime in 2027 and in adults with MS in 2027, which will be subject to FDA clearance prior to the initiation of any clinical trials for these indications. We are also advancing and actively pursuing preclinical research and development activities of AlloRx Stem Cell therapy for the potential treatment of Alzheimer’s disease with the goal of progressing towards a potential IND filing for this indication in the future.

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

MSC-Gro™

Our “clinical grade” formulation of MSC-Gro, our proprietary specialty culture media, is sold by us to a single customer in Australia that utilizes MSC-Gro to manufacture its stem cell therapy product candidate currently being investigated for the potential treatment of osteoarthritis; this customer is commenced a pivotal  Phase 3 clinical trial in Australia in early 2025 and, upon a successful outcome, expects that its stem cell therapy product candidate may be eligible to obtain regulatory approval for commercialization in Australia in late 2026 or early 2027. If this customer’s stem cell therapy product candidate is ultimately approved for commercialization in Australia, we expect to benefit from the increased sales of MSC-Gro to this customer as it scales up manufacturing to meet commercial demand.

Our Business Model

While our primary business strategy is to become a leading regenerative medicine and cellular therapy company through the development and commercialization of AlloRx Stem Cell therapy, we currently generate revenue from our proprietary technologies through a variety of sources:

●	In addition to selling our clinical grade formulation of MSC-Gro to a single customer in Australia, as further described above, we sell multiple variations of our “research grade” formulation of MSC-Gro, along with a variety of other stem cell products and technologies developed by us, directly to leading biopharmaceutical institutions, university research labs, clinics, investigators and sponsors. These products include native MSCs, several lines of CAFs and native fibroblasts that are used by these institutions for stem cell research and the development of advanced immunotherapy of cancer.

●	We supply AlloRx Stem Cells to certain foreign clinics and medical centers that use AlloRx Stem Cells to conduct open-label, patient-sponsored clinical studies for the potential treatment of a wide variety of indications, including osteoarthritis, MS, Lupus, COPD, ALS, and Alzheimer’s disease, in other countries. In addition to generating revenue from these supply arrangements, we leverage safety, tolerability and dosing data, along with certain other anecdotal data and information, generated by these foreign clinical studies to support our internal research and development activities and for the efficient and informed internal development of our AlloRx Stem Cell therapy development programs. Continued distribution of AlloRx Stem Cells to these foreign third-party clinics and medical centers pursuant to these supply arrangements will continue to be an important business objective of ours.

●	We have been working to develop AlloEx Exosomes, which are a derivative of AlloRx Stem Cells that are developed and manufactured by us. AlloEx Exosomes are derived from cultured AlloRx Stem Cells at the latter part of their growth curve by our proprietary cell culture process. In the United States, AlloEx Exosomes are regulated by the FDA as a biological product. Exosomes have been shown to have many positive attributes in regenerative medicine and in treatment of inflammatory conditions.

●	Through InfiniVive MD, our wholly-owned subsidiary, we develop and sell topical cosmetic conditioned media and exosome-containing serums, which are manufactured using AlloRx Stem Cells and its derivatives, to plastic surgeons, cosmetic surgeons, aestheticians and consumers in the United States and internationally. These products are designed to moisturize and hydrate the skin to reduce the appearance of aging, including lines and wrinkles, and we believe the inclusion of AlloRx Stem Cells and its derivatives may promote healthy looking skin and the appearance of rejuvenation.

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

Our Core Development Programs

Our pipeline includes five core development programs, including our expected lead development program for the treatment of PTHS. In the United States, we are authorized to conduct two clinical trials under two FDA cleared INDs for the purpose of evaluating the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID. We intend to initiate these clinical trials in 2026 and requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. In the future, we may engage one or more third-party CROs to assist us in, among other things, identifying trial sites for these contemplated clinical trials and in conducting and managing these clinical trials on our behalf.

We are also currently focused on our pre-clinical development programs for MS, Lupus (SLE) and Alzheimer’s disease. We plan to submit two additional IND applications to FDA to initiate Phase 1/2a clinical trials to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE) sometime in 2027 and in adults with MS in late 2027, which will be subject to FDA clearance prior to the initiation of any clinical trials for these indications. We are also advancing and actively pursuing preclinical research and development activities of AlloRx Stem Cell therapy for the potential treatment of Alzheimer’s disease with the goal of progressing towards a potential IND filing for this indication in the future.

Set forth below is additional information regarding our core development programs:

Pitt-Hopkins Syndrome

Under an IND, which became effective on November 4, 2021, we are authorized to conduct a randomized , double-blind, placebo-controlled Phase 1/2a trial to evaluate the safety and efficacy of AlloRx Stem Cell therapy in children with PTHS. We intend to enter into a clinical trial agreement with one or more medical institutions or clinical trial sites to conduct this trial. The trial stipulates enrolling up to 30 patients, with enrollment expected to commence in 2026 pending requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. Once fully enrolled, we expect this trial to last for approximately 12 to 24 months.

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

In October 2021, we submitted an amendment to request an extension of our effective IND from FDA to expand the clinical protocol and treated indication of ARDS secondary to COVID-19 infection to include Long COVID, which is now effective. Accordingly, we are now authorized to conduct a multicenter, randomized, double-blind, placebo-controlled Phase 1/2a trial under such IND to evaluate the safety and efficacy of AlloRx Stem Cell therapy for the treatment of Long COVID in adults. The trial stipulates enrolling 30 patients, with enrollment expected to commence in 2026 pending requisite third-party approval of clinical trial agreements or other agreements with contemplated collaborators and clinical trial sites. Once fully enrolled, we expect the trial to last for approximately six to nine months.

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

Lupus (SLE)

In 2026, we plan to submit an IND application to FDA to initiate a Phase 1/2a clinical trial to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with Lupus (SLE), which will be subject to FDA review and clearance prior to the initiation of any clinical trials for this indication. The commencement of any Phase 1/2a clinical trial will depend on, among other things, the timing of FDA review and authorization.

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

Multiple Sclerosis (MS)

In 2026, we plan to submit an IND application to FDA to initiate a Phase 1/2a clinical trial to assess the safety and efficacy of AlloRx Stem Cell therapy in adults with MS, which will be subject to FDA review and clearance prior to the initiation of any clinical trials for this indication. The commencement of any Phase 1/2a clinical trial will depend on, among other things, additional funding and the timing of FDA review and authorization.

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

Our Products

MSC-Gro

MSC-Gro is our proprietary specialty culture media that has been developed by us over 20 years of research and development with multiple formulations:

●	Research grade formulation: We have developed a variety of research grade formulations of MSC-Gro, which are marketed and sold mainly to research institutions, clinics and investigators. These institutions use MSC-Gro to support cellular immunotherapy development for cancer and also support stem cell research. We have low serum, serum-free and CAF-specific formulations. We have recently hired a full-time marketer of these products with extensive experience in the marketing and sales of related products. We sell these products directly and through select distributors.

●	Clinical grade formulation: Our clinical grade formulation of MSC-Gro is used by us for the manufacture of AlloRx Stem Cells. As discussed above, we also sell our clinical grade formulation to a single customer in Australia that utilizes MSC-Gro to manufacture its stem cell therapy product candidate currently being investigated for the potential treatment of osteoarthritis; this customer commenced a pivotal Phase 3 clinical trial in Australia in 2025 and, upon a successful outcome, expects that its stem cell therapy product candidate may be eligible to obtain regulatory approval for commercialization in Australia in 2026. If this customer’s stem cell therapy product candidate is ultimately approved for commercialization in Australia, we expect to benefit from the increased sales of MSC-Gro to this particular customer as it scales up manufacturing to meet commercial demand.

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

Preliminary Tolerability Data for AlloRx Stem Cells

As of October 31, 2025, over 617 subjects have received treatment with AlloRx Stem Cells via peripheral intravenous infusion or direct injection for potential treatment of a wide variety of indications, including ARDS due to COVID-19, Long COVID, MS, ALS, Lupus, MSA, Alzheimer’s disease, CKD, COPD, diabetes and other age-related conditions. To date, there have been no serious adverse events reported that were considered related to AlloRx Stem Cells.

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

Clinic Name	Location	Investigator	Subjects Treated (#)	Indications
Medical & Surgical Associates	St. John, Antigua	Dr. Chad Prodromos	Total: 214
			152	Anti-inflammatory
			37	Osteoarthritis
			3	Diabetes
			2	Parkinson’s disease
			3	Chronic Kidney Disease
			8	Autism
			9	1 patient treated for each of various other indications(a)

Medical & Surgical Associates	St. John, Antigua	Dr. Joey Johns	Total: 17	COVID - ARDS

DVCStem	Seven Mile Beach, Grand Cayman Island	Dr. Lou Kona	Total: 360
			160	Anti-inflammatory
			86	Multiple Sclerosis
			5	Diabetes
			4	Fibromyalgia
			7	Crohn’s disease
			23	ALS
			3	Lyme disease
			6	Muscular Dystrophy
			6	Alzheimer’s disease
			26	Parkinson’s disease
			12	RA
			22	1 patient treated for each of various other indications(b)

Matamata Medical Center	Matamata, New Zealand	Dr. Bruce Pitchford	Total: 8
			3	MSA-p
			2	ALS
			3	Familial Tremor, Meningitis, MSA-c

PRMedica	Cabo San Lucas, Mexico	Dr. Victor Ocegueda	Total: 2
			1	Spinal Cord
			1	Long COVID

(a)	1 patient treated for each of various other indications, including: MS, RA, UC, Alzheimer’s, ED and Polymyalgia Rheumatica (a type of RA).
(b)	1 patient treated for each of various other indications, including: Long COVID, Stroke, Spinal Cord, Kidney Disease, UC, Osteoarthritis, COPD, Inclusion Body Myositis, Asbestosis, Asthma, MCA Stoke and Complex regional pain syndrome (CRPS).

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

In the chart above, the relative fluorescent difference at day 1 and 3 using Presto Blue as shown as a function of FBS content in a serum-free medium.

Key Features and Potential Benefits of AlloRx Stem Cell therapy

The key features of AlloRx Stem Cell therapy offer potential benefits as a possible therapeutic, including the following:

●	“Off-the-Shelf” and scalable product. AlloRx Stem Cell therapy is intended to be an “off-the-shelf” commercialized product that is stored frozen and available for on-demand use. AlloRx Stem Cells are allogeneic cells derived from the youngest known adult stem cells as opposed to autologous MSCs derived from adipose tissue, bone marrow, etc. Since these cells are non-immunogenic and do not transfer DNA to the recipient, they do not require tissue extraction as do autologous MSCs. As of March 31, 2024, AlloRx Stem Cells have been administered in over 537 individuals without eliciting a rejection or allergic response from the recipient. We believe this is because umbilical cord-derived MSCs are non-immunogenic meaning that they do not illicit an immune response based on previous independent research by third parties, and thus AlloRx Stem Cell therapy does not require tissue-type matching. Each lot of AlloRx Stem Cell therapy is derived from the Wharton’s jelly of donated umbilical cords, where young MSCs are present. AlloRx Stem Cells are then culture-expanded in vitro using MSC-Gro, our proprietary specialty culture media, to produce more MSCs with potentially increased potency and viability as compared to MSCs prepared using stromal vascular fraction (“SVF”). We currently have the capacity to manufacture over 300 AlloRx Stem Cell therapy treatments per month. We are currently planning a separate cGMP manufacturing facility that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We plan to use highly scalable, fully automated closed system bioprocessing in the new cGMP biomanufacturing facility. We believe that the use of fully automated closed system bioprocessing in a new cGMP biomanufacturing facility would allow us to fully capitalize on the potential biological advantages of UC-derived MSCs. Leveraging the potential biological advantages of UC-derived MSCs and the increased technological and manufacturing capabilities in a new cGMP biomanufacturing facility, we believe that the number of AlloRx Stem Cell therapy treatments that we may be able to manufacture from just one umbilical cord could increase exponentially from current levels. We believe that these economies of scale may provide us with a significant competitive and financial advantage compared to other cell therapies currently in development that are derived from BM-MSCs, AD-MSCs or P-MSCs. This also provides significant advantages over autologous cell therapy interventions, which involve removing cells from an individual through an operative procedure, and then reintroducing the cells back into the same person, sometimes after weeks of culture expansion. Accordingly, autologous approaches lack economies of scale since they serve only a single patient. In foreign clinical studies conducted by third-parties thus far, AlloRx Stem Cells have been administered through intravenous infusion in under one hour on an outpatient basis, or via direct tissue injection, depending upon the indication.

●	Potential biological advantages of UC-derived MSCs. The starting raw material source for AlloRx Stem Cells is the Wharton’s jelly of donated umbilical cords. As further described above (see “AlloRx Stem Cell therapy for Various Indications: a Scientific Approach —Potential Biological advantages of UC-Derived MSCs”), we believe that UC-derived MSCs have a number of potential biological advantages compared to MSCs sourced from other raw materials. The sourcing and manufacturing of AlloRx Stem Cells are designed to capitalize on the potential biological advantages of MSCs sourced from umbilical cords.

●	Consistent manufacturing. Manufacturing of AlloRx Stem Cells is performed by us at the manufacturing facility we lease in Golden, Colorado. The manufacturing facility is cGMP compliant, with a QMS that is globally recognized as ISO 9001:2015 and ISO 13485:2016 certified. AlloRx Stem Cells are sourced from the Wharton’s jelly of umbilical cords. All donated umbilical cords are received directly from tissue banks registered with The American Association of Tissue Banks (“AATB”). Prior to accepting donated umbilical cords, strict screening and evaluation of the donor’s medical and social history is performed. Prior to processing, the umbilical cords undergo additional rigorous testing, screening and monitoring, including third-party in vitro testing for the absence of a wide variety of common viral infections in donors by FDA-approved assays for a wide variety of infections, including hepatitis A, B and C, COVID-19, and HIV-1/HIV-2. Throughout the production process, the cells are analyzed according to pre-established criteria to ensure that a consistent, well-characterized product candidate is produced in accordance with the Chemistry, Manufacturing and Controls (“CMC”) section of our INDs. We are planning to lease a separate cGMP manufacturing facility once we have the necessary capital resources that, if completed, will be used exclusively for the manufacture of AlloRx Stem Cells. We believe that this separate facility will be necessary to comply with all FDA requirements to support a BLA for the manufacture of AlloRx Stem Cells, given that it is a product intended for parenteral use in humans. Subject to available capital resources, we expect to develop a new cGMP biomanufacturing facility in the future.

●	Preliminary Tolerability Data. As of October 31, 2025, over 600 subjects have received treatment with our AlloRx Stem Cells, primarily in foreign clinical studies conducted by third parties, and no serious adverse events have been reported that were considered related to the product candidate. In foreign clinical studies using AlloRx Stem Cells, we have observed that intra-articular injections for musculoskeletal conditions can produce transient pain, which can be treated by analgesics and typically subsides within 24 to 48 hours.

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

Commercialization

We currently have limited sales, marketing and product distribution infrastructure relating to sales of our MSC-Gro and other stem cell products and InfiniVive MD cosmetic treatments. In order to commercialize any of our biologic or drug product candidates, including AlloRx Stem Cell therapy, if approved by FDA for commercial sale, we will need to develop a more robust sales and marketing organization with technical expertise and supporting distribution capabilities for the biologic or drug product candidates or collaborate with third parties that have sales and marketing experience.

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

Competition

We compete in an industry characterized by rapidly advancing technologies, intense competition, a changing regulatory and legislative landscape and a strong emphasis on the benefits of intellectual property protection and regulatory exclusivities. The field of regenerative medicine, which includes gene therapies, cell therapies (such as AlloRx Stem Cell therapy), and tissue-engineered products, is broadly defined as “products intended to repair, replace or regenerate organs, tissues, cells, genes, and metabolic processes in the body,” per the Alliance for Regenerative Medicine, an international advocacy organization. Regenerative medicine companies number over 1,000 worldwide as of October 31, 2025.

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

Trademarks

We also have applied for and been awarded certain trademarks. These trademarks include MSC-Gro™, AlloRx Stem Cells®, AlloEX Exosomes®, and “Vitro Biopharma.” We intend to maintain and protect our trademarks from unauthorized use.

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

Employees

As of October 31, 2025, we had 8 full-time employees, 1 part-time employee, 1 full-time consultants, and 2 part-time consultants. Among those, 2 have Ph.D. degrees. Of these full-time employees and consultants, 6 are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

We lease two separate office or laboratory facilities for our business and operations. Our executive offices are located in the Cherry Creek neighborhood of Denver, where we currently occupy approximately 2,978 square feet of office space under a lease running from July 1, 2023 through December 31, 2026. Monthly rent payments were$7,693 for the first year of the lease and are subject to yearly increases thereafter as specified in the lease agreement, plus our pro rata share of certain costs, including utility, insurance and common area maintenance costs. Our manufacturing and administrative offices and facilities are currently located at 4621 Technology Drive, Golden Colorado, where we lease approximately 3,100 square feet under a 10-year lease commencing July 1, 2020 and which provides us with several options to renew upon expiration for additional 5-year terms. The lease is with an affiliate of our Chief Science Officer. The rent is $5,645 per month plus taxes, insurance and utilities.

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

Risks Related To Our Financial Condition

●	There is substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment;
●	We have incurred substantial losses in recent years and may never be profitable;
●	A significant portion of our revenue has been concentrated on a few large customers;
●	The use of our current or future product candidates and our other products in individuals may expose us to product liability claims, and we may not be able to obtain adequate product liability insurance; and
●	In order to successfully implement our plans and strategies, we will need to grow our organization, and we may experience difficulties in managing this growth.

Risks Related To Our Business

●	We are heavily dependent on the successful development and commercialization of AlloRx Stem Cell therapy, and we may not be able to successfully develop and commercialize the product candidate and obtain the necessary regulatory approvals;
●	If the potential of our product candidates, particularly AlloRx Stem Cell therapy, to treat various diseases and conditions is not realized, the value of our technology and development programs could be significantly reduced;
●	We have never commercialized a biologic or drug product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators;
●	We have a limited operating history with our current business model, which may make it difficult for you to evaluate our current business and predict our future success and viability;
●	Our product development programs are based on novel technologies and are inherently risky;
●	The lack of any existing FDA-approved allogeneic, cell-based therapies for PTHS, Long COVID, Lupus (SLE), MS or Alzheimer’s disease could complicate and delay FDA approval of AlloRx Stem Cell therapy for these indications;
●	If we are not able to recruit and retain additional qualified management and scientific personnel, we may fail in obtaining financing, pursuing collaborations or developing our technologies and product candidates;
●	Our collaborations we intend to enter into with one or more medical institutions to help us develop our product candidates and commercialize our products may never materialize, and our ability to commercialize such products may be impaired or delayed if collaborations are unsuccessful;
●	Our business could be harmed if the third-party healthcare professionals on whom we rely to administer AlloRx Stem Cell therapy and AlloRx Stem Cells to patients administer these incorrectly or fail to follow our instructions or recommendations;
●	We may be unable to develop a new manufacturing facility on a timely basis or at all;
●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success;

●	Our competitors may develop similar or comparable treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or are demonstrated to be safer or more effective than our product candidates, and we may not compete successfully with them; and
●	Our product candidates are derived from human UCs and therefore have the potential for disease transmission and are susceptible to ethical and other concerns surrounding the use of stem cell therapy or human tissue.

Risks Related To Intellectual Property

●	If our intellectual property does not adequately protect our products and uses, others could compete against us more directly, which could harm our business and have a material adverse effect on our business, financial condition, and results of operations;
●	If we fail to obtain assignment of rights of our intellectual property from all inventors, we may not own or exclusively own our intellectual property, which could adversely affect our ability to protect our product and have a materially effect on our business;
●	Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties and if one or more third parties were to assert that we infringe their patents or are otherwise employing their proprietary technology without authorization, it could impair our ability to commercialize our product candidates and otherwise significantly harm our business; and
●	If we do not obtain patent term extension for our product candidates and/or methods of their use, our business may be materially harmed.

Risks Related To Regulatory Approval And Other Government Regulations

●	We cannot market and sell our product candidates in the United States or in other countries if we fail to obtain the necessary regulatory approvals;
●	If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA and other regulatory authorities may be delayed or denied;
●	Final marketing approval of our product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which could adversely affect our ability to generate operating revenues;
●	Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation;
●	We and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events;
●	We may not ultimately qualify for or benefit from orphan drug exclusivity, breakthrough therapy designation, fast track designation, or priority review; and
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

Additional Risks Related To Our Supply Arrangements With Third-Party Foreign Medical Centers

●	FDA could prohibit us from exporting products for use in compassionate use programs or clinical studies in foreign jurisdictions;
●	FDA, FTC, and other regulatory agencies actively enforce against medical tourism companies and medical providers advertising to patients in the United States if the claims or procedures are not substantiated or in compliance with the local countries’ laws; and
●	The FDA and other comparable foreign regulatory authorities may not accept data from trials or studies conducted in locations outside of their jurisdiction.

Risks Related To Ownership Of Our Common Stock

●	Our principal stockholders and management, including our Chief Science Officer and our former Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	The price of our stock may be volatile, and you could lose all or part of your investment;

●	Management identified a material weakness in our internal control over financial reporting that previously caused us to restate our financial statements for the three and nine months ended July 31, 2022, and there is no assurance that we will be able to remediate this material weakness and otherwise implement and maintain an effective system of internal control over financial reporting, accurately report our financial results or prevent fraud in the future; and
●	Provisions in our third amended and restated articles of incorporation and amended and restated bylaws, and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

Risks Related To Our Financial Condition

As described in the report of our auditors for the years ended October 31, 2025 and 2024 and the notes to our consolidated financial statements, there is substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment.

The uncertainty about our ability to continue in operation is based on our continuing losses from operation, limited revenue and limited working capital, among other things which existed as of years-ended October 31, 2025 and October 31, 2024. As of October 31, 2025, we had a cash balance of approximately $0.6 million, a working capital deficit of approximately $4.8 million and an accumulated deficit of approximately $48.8 million. Included in the accumulated deficit are losses of $10.9 million for the year ended October 31, 2025 and $9.9 million for the year ended October 31, 2024. Given all these facts, we are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

As of October 31, 2025 our ongoing cash flow is inadequate to implement our business plan. In the recent past, we have relied on equity and debt financing to supplement operations to provide necessary cash flow and will depend on the receipt of funds through additional debt or equity financings, for the foreseeable future. Since significant amounts of capital are required for companies to pursue clinical trials in pursuit of FDA approval, we are dependent on improving our cash flow and revenue, as well as receipt of additional working capital, to fund continued development and implementation of our business plan. In addition to funds required for research and the development of our product candidates, we will require capital to pay our administrative expenses, including salaries and rent. Any future equity financing may be at prices or on terms that are disadvantageous to existing stockholders. We may not be able to obtain additional capital at all and may be forced to curtail or cease our operations. We will continue to rely on equity or debt financing and limited revenue to finance operations until such time, if ever, that we generate sufficient cash flow. The inability to obtain necessary financing may adversely impact our ability to develop our product candidates and to expand our business operations.

We have incurred substantial losses in recent years and may never be profitable.

During the fiscal years ended October 31, 2025 and 2024, we incurred losses of approximately $10.9 million and $9.9 million, respectively. In the future, our ability to become profitable will depend on our ability to commercialize one or more of our product candidates, expand sales of our subsidiaries and generate revenue sufficient to cover our costs and expenses. As we advance the preclinical and clinical development of our programs, we expect to continue to incur significant expenses and operating losses, for which we do not have sufficient offsetting revenue. We expect that our sales, research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future programs and product candidates, contracting with contract research organizations (“CROs”) to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. There is no assurance that we will ever be profitable.

The acquisitions of our two subsidiaries were completed in 2021 and we may not successfully grow those businesses to be profitable and contribute to our cash flow.

The acquisition of both InfiniVive MD and Fitore were completed effective August 1, 2021. Accordingly, we have had only a limited time to become familiar with the businesses and determine whether and how we can grow the businesses. Neither entity is profitable on a stand-alone basis and each contributed to our net loss in 2025 and 2024. In June 2022, we terminated the chief executive officer and all other employees of Fitore and are currently selling Fitore products solely from remaining inventory and with minimal marketing efforts. We will not be manufacturing or selling any additional Fitore products. Our ability to grow the business of InfiniVive MD is dependent on our ability to improve marketing and sales to the point that revenue will be sufficient to offset operating expenses of that entity. If we are unable to grow this business, our operations will consume our available funds sooner than we expect.

A significant portion of our revenue has been concentrated on a few large customers and if we lose customers, our results of operations would be expected to be further adversely impacted.

Our revenue has been concentrated in a small number of our domestic customers. The sales to three domestic customers accounted for approximately 37%, 20% and 15% of our sales in fiscal year 2025 and 33% and 31% of our sales in fiscal year 2024.

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.

As of October 31, 2025, we have outstanding approximately $2.5 million in indebtedness to our Chief Science Officer on account of past-due compensation and accrued interest. These obligations originally matured on December 31, 2025, but the Company and Chief Science Officer have agreed to extend the maturity date to December 31, 2030. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and receipt of additional capital, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Repayment of these obligations, even if we are able to obtain the requisite capital, would decrease the funds available to further our business plan. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

As of October 31, 2025, we had 8 full-time employees, 1 part-time employee, 1full-time consultants, and 2 part-time consultants. Of these full-time employees and consultants, 6 are engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Security and privacy breaches, computer viruses, and cyber-attacks could harm our business, financial condition, results of operations, or reputation.

Security and privacy breaches, computer malware and cyber-attacks have become more prevalent, including in our industry. In addition, security and privacy laws are becoming more prevalent and pervasive. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee or company error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data or any third-party data we may possess, including privacy data. Any such security breach could require us to comply with various breach notification laws and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.

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

In addition, foreign clinical studies conducted by The Foundation for Orthopaedics and Regenerative Medicine in St. John’s, Antigua and Barbuda using AlloRx Stem Cells are run by Chadwick Prodromos, M.D., who holds (i) 32,493 shares of our common stock, which were issued upon the conversion of shares of Series A Preferred Stock and (ii) Class B Warrants to purchase up to 15,384 shares of our common stock at an exercise price of $26.00 per share. As part of future drug approval applications to the FDA, we must disclose certain financial interests of investigators who participated in any of the clinical studies being submitted in support of approval or must certify to the absence of such financial interests. The FDA evaluates the information contained in such disclosures to determine whether disclosed interests may have an impact on the reliability of a study. If the FDA determines that financial interests of any clinical investigator, including that of Dr. Prodromos, raise serious questions of data integrity, the FDA can institute a data audit, request that we submit further data analyses, conduct additional independent studies to confirm the results of the questioned study, or refuse to use the data from the questioned study as a basis for approval. A finding by the FDA that a financial relationship of an investigator raises serious questions of data integrity could delay or otherwise adversely affect approval of our products.

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

Risks Related To The Dietary And Nutritional Supplements Industry And Fitore Products REMOVE?

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

As of March 1, 2025, we stopped selling Fitore products.

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

As of October 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57.1% of our common stock. Subject to the terms of a Standstill Agreement, dated November 20, 2022, between the Company and Dr. Jack Zamora (the “Standstill Agreement”), Dr. Zamora, our former Chief Executive Officer and former Chair of the Board of Directors, beneficially owns approximately 31% of our common stock. Pursuant to the Standstill Agreement, Dr. Zamora granted an irrevocable proxy and power-of-attorney to our Chief Executive Officer, Christopher Furman, for so long as he is acting in such position, and our Chair of the Board, which such position is currently held by John Packs, to vote or act by written consent with respect to the shares of our common stock held by Dr. Zamora until the expiration of the Standstill Term (as defined below). See “Certain Relationships and Related-Party Transactions” for additional information regarding the Standstill Agreement.

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

We have insufficient internal controls over financial reporting and as a result, we may not be able to timely and accurately report our financial results or prevent fraud in the future. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and, if we are successful in listing on Nasdaq or other public trading market, the trading price of our common stock.

As noted in Section 9A. CONTROLS AND PROCEDURES below, we have identified three specific examples of lack of controls over financial reporting: (1) Inadequate segregation of duties within accounting process, due to limited personnel; (2) Insufficient written policies and procedures for accounting, IT, financial reporting and bookkeeping; and (3) Insufficient number of personnel with appropriate levels of accounting knowledge in US GAAP.

We can give no assurance that remedial measures would be sufficient to address the material weaknesses noted or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting, disclosure controls and procedures, or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures in the future, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements or other public disclosures.

Failure to timely file required SEC reports in the future poses significant risks to trading in our common stock, if we are listed on an exchange, and could materially and adversely affect our financial condition and results of operations.

We cannot guarantee that in the future our reporting will always be timely. Our failure to timely file future periodic reports with the SEC could subject us to enforcement action by the SEC and stockholder lawsuits and could eventually result in regulatory sanctions from the SEC, and/or the breach of covenants in our credit facilities or of any preferred equity or debt securities we may issue in the future, any of which could have a material adverse impact on our operations and your investment in our common stock, and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders. Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions. As a result, investors may not have access to current or timely financial information about our Company.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future, if we are listed on an exchange. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

General Risk Factors

The coronavirus pandemic caused interruptions or delays of our business plan. Delays caused by the coronavirus pandemic and other healthcare emergencies may have a significant adverse effect on our business, including the manufacturing, clinical trial and other business activities performed by us or third parties with whom we conduct business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed by the Board and executive management, working with our external IT consultants. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct employee training, monitor emerging laws and regulations related to data protection and information security (including our products) and implement appropriate changes.

We have implemented incident response processes in the event of a cybersecurity threat. Such incident responses are overseen by functional leaders and external experts. In the event of a cybersecurity threat, security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for potential privacy impact.

We describe whether and how risks from identified cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security and privacy breaches, computer viruses, and cyber-attacks could harm our business, financial condition, results of operations, or reputation.” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board is responsible for the oversight of risks from cyber and data security threats. Members of the Board Committee receive periodic updates from senior management regarding our cybersecurity processes and risks. Members of management that comprise our incident response team include our Chief Executive Officer, Chief Financial Officer and our external IT consultants. As part of our internal response policy, upon confirmation of a breach, a remediation process is initiated.

The response team is responsible for overseeing the determination of whether a breach occurred, coordinating with third parties handling protected information, and ensuring compliance with legal obligations. Forensic investigators, as deemed necessary by the response team, will analyze the breach to understand its cause and extent. A communication plan will be developed by the team to inform internal employees, the public, those directly affected, and regulatory authorities, as necessary to help ensure all notifications comply with relevant laws and regulations.

Item 2. Properties

We lease two separate office or laboratory facilities for our business and operations. Our executive offices are located in Denver, Colorado where we occupy approximately 2,978 square feet of office space under a lease until December 31, 2026 at a rate of $7,693 per month, plus operating expenses with certain escalations through December 31, 2026. Our manufacturing and administrative offices and facilities are currently located at 4621 Technology Drive, Golden Colorado, where we lease approximately 3,100 square feet under a 10-year lease commencing July 1, 2020 and which provides us with several options to renew upon expiration for additional 5-year terms. The lease is with an affiliate of our Chief Science Officer. The rent is $5,645 per month plus taxes, insurance and utilities.

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

Holders

As of February 13, 2026, we had 4,517,651 shares of common stock outstanding, held of record by approximately 3,200 stockholders. There were no shares of preferred stock outstanding.

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

On January 10, 2024, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $1,250,000, for a purchase price of $1,000,000 (reflecting a 20% original issue discount), and (ii) warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated November 16, 2023.

On April 11, 2024, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $218,750, for a purchase price of $175,000 (reflecting a 20% original issue discount), and (ii) warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated April 11, 2024.

On May 13, 2024, the “Company issued and sold to a four accredited investors, in a private placement, (i) a senior secured convertible note in the principal amount of $375,000, for a purchase price of $300,000 (reflecting a 20% original issue discount), and (ii) warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated May 13, 2024.

On July 16, 2024, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $375,000, for a purchase price of $300,000 (reflecting a 20% original issue discount), and (ii) warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated July 16, 2024.

On February 27, 2025, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $6,125,000, for a purchase price of $5,000,000 (reflecting a 20% original issue discount), and (ii) warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated February 27, 2025.

On April 25, 2025, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $437,500, for a purchase price of $350,000 (reflecting a 20% original issue discount), and (ii) warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated February 27, 2025.

On May 21, 2025, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $406,250, for a purchase price of $325,000 (reflecting a 20% original issue discount), and (ii) warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated February 27, 2025.

On June 16, 2025, the “Company issued and sold to an accredited investor, in a private placement, $250,000 of its Series A-1 Preferred Stock, pursuant to a securities purchase agreement, dated June 16, 2025.

On July 30, 2025, the “Company issued and sold to an accredited investor, in a private placement, $50,000 of its Series A-1 Preferred Stock, pursuant to a securities purchase agreement, dated July 29, 2025.

On August 19, 2025, the “Company issued and sold to an accredited investor, in a private placement, $400,000 of its Series A-1 Preferred Stock, pursuant to a securities purchase agreement, dated August 19, 2025.

On October 27, 2025, the “Company issued and sold to an accredited investor, in a private placement, (i) a senior secured convertible note in the principal amount of $1,093,750, for a purchase price of $875,000 (reflecting a 20% original issue discount), and (ii) warrants to purchase shares of common stock of the Company, pursuant to a securities purchase agreement, dated February 27, 2025 and amended on October 27, 2025.

On December 11, 2025, the “Company issued and sold to an accredited investor, in a private placement, $1,000,000 of its Series A-1 Preferred Stock, pursuant to a securities purchase agreement, dated December 11, 2025.

On January 5, 2026 an option holder completed a cash-less exercise on 84,615 option shares, resulting in issuance of 57,116 shares of common stock.

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

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID, and expect to commence those trials sometime in 2026 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including providing research services and through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our capital expenses.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of October 31, 2025 of $48.8 million. We incurred net losses of $10.9 million and $9.9 million and used cash in operating activities of $2.5 million and $3.2 million for the years ended October 31, 2025 and 2024, respectively. We had a working capital deficit of $4.8 million as of October 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern.

We have commenced the execution of our long-range business plan and efforts to generate additional revenue; however, our current cash position may not be sufficient to support our daily operations for the next 12 months from the date of issuance of the financial statements. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate additional revenue and our ability to raise additional funds through debt or equity financings.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the year ended October 31, 2025 compared to the year ended October 31, 2024

The following discussion analyzes our operating results for the fiscal year ended October 31, 2025, which we refer to as “Fiscal 2025,” and compares those results to results for the fiscal year ended October 31, 2024, which we refer to as “Fiscal 2024. The discussion below also analyzes our liquidity and capital resources as of October 31, 2025 and material changes in those resources since October 31, 2024. We suggest that you read the following information in conjunction with our audited consolidated financial statements for the two years ended October 31, 2025 contained elsewhere in this Report.

Comparison of the Years Ended October 31, 2025 and 2024

The following table summarizes our operating results for Fiscal 2025 and 2024:

	Year Ended October 31,
	2025	2024

Product Sales	$2,020,818	$1,821,894
Product Sales, Related Parties	36,000	33,750
Total Revenue	2,056,818	1,855,644
Less: Cost of Goods Sold	(483,340)	(426,189)
Gross Profit	1,573,478	1,429,455
General and Administrative Expenses	(6,063,539)	(6,623,878)
Research and Development	(533,028)	(618,270)
Write-off of Offering Costs	-	(2,656,962)
Impairment Expense	-	(683,394)
Interest Expense	(2,971,213)	(4,242,595)
Gain on Forgiveness of Debt	343,938	-
Gain (Loss) on Extinguishment of Debt	(3,694,493)	740,724
Unrealized Gain on Derivative/Warrant Liability	493,055	2,781,360
Net Loss	$(10,851,802)	$(9,873,560)

Net Loss

We recorded a net loss of $10,851,802 in Fiscal 2025, an increase of $978,242 from Fiscal 2024, or 10%. The increased loss in Fiscal 2025 was primarily due to the loss on extinguishment of debt in Fiscal 2025, as discussed further below. We expect to continue reporting losses until such time, if ever, we can improve our operations and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in Fiscal 2025 increased by $201,174, or 11%, from Fiscal 2024. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, and sales from our subsidiaries, InfiniVive MD and Fitore.

During Fiscal 2025 and Fiscal 2024, research and development product sales were $449,761 and $426,846, respectively, an increase in Fiscal 2025 of $22,915 or 5%. The increase was attributable to biopharmaceutical institutions, university research labs and clinics purchasing slightly more CAFs and native fibroblasts in Fiscal 2025. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the years ended October 31, 2025 and 2024 were $1,448,282 and $1,285,117 respectively, an increase of $163,165 or 13%, related to increased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated more patients during Fiscal 2025. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients.

For Fiscal 2025 and Fiscal 2024, InfiniVive MD revenue amounted to $155,868 and $128,940, respectively, an increase of $26,928 or 21%. The Company is currently involved in clinical trials related to our InfiniVive products and we expect revenues to increase in Fiscal 2026, based on expected positive data from these trials.

For Fiscal 2025 and Fiscal 2024, Fitore product revenue amounted to $2,907 and $14,741, respectively, a decrease of $11,834 or 80%. Fitore revenues were lower in Fiscal 2025 due to no efforts at marketing Fitore products, compared to Fiscal 2024. We stopped selling Fitore products as of March 1, 2025.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales were consistent during Fiscal 2025 at $36,000, compared to Fiscal 2024 at $33,750.

Cost of Goods Sold

Our cost of goods sold during Fiscal 2025 totaled $483,340 compared to $426,189 during Fiscal 2024, an increase of $57,151 or 13%, resulting in gross profit of $1,573,478 and $1,429,455 for Fiscal 2025 and Fiscal 2024, respectively. The gross profit percentages for the years ended October 31, 2025 and 2024 were 77% and 77%, respectively. Cost of goods sold, as a percentage of total revenue stayed the same for Fiscal 2025, compared to Fiscal 2024.

General and Administrative Expenses

SG&A expenses decreased from $6,623,878 in Fiscal 2024 to $6,063,539 in Fiscal 2025. This decrease of $560,339, or 8% was primarily due to a decrease in consulting fees of $497,580 and a decrease in stock based compensation of $212,569, offset by an increase in travel expenses of $81,187.

Research and Development

Research and development expenses for Fiscal 2025 and Fiscal 2024 were $533,028 and $618,270, respectively, a decrease of $85,242 or 14%. During Fiscal 2025, the Company incurred approximately $66,000 in expenses related to our upcoming Pitt Hopkins trial and approximately $451,000 in expenses for ongoing clinical trials related to topical dermatological use of AlloEx. During Fiscal 2024, the Company incurred approximately $128,000 in expenses related to our upcoming Pitt Hopkins trial and approximately $465,000 in expenses for ongoing clinical trials related to topical dermatological use of AlloEx.

Write-off of Offering Costs

During the year ended October 31, 2024, the Company recorded as expense $2,656,962 related to the write-off of previously capitalized Deferred Offering Costs. The write-off of the deferred costs was related to efforts at an initial public offering that had been abandoned by the Company. There was no comparable expense recorded during Fiscal 2025.

Impairment Expense

During Fiscal 2024, we recorded impairment expense of $49,431 against amortizable intangible assets related to our assessment of future cash flows within Fitore and $196,595 within InfiniVive. We also recorded $437,368 in impairment expense related to the write-down of the entire Goodwill balance for Fitore. There was no comparable expense recorded during Fiscal 2025.

Interest Expense

Interest expense for Fiscal 2025 was $2,971,213 a decrease of $1,271,382 or 30%, from the interest expense for Fiscal 2024 of $4,242,595. This increase is primarily due to debt discount accretion, related to the 2024 Senior Secured Notes.

Gain on Forgiveness of Debt

During the year ended October 31, 2025, the Company negotiated a settlement of the 2021 Series Convertible Notes Payable, whereby the Company would pay a total of $225,000 over a four month period ending May 1, 2025. The remaining principal balance of $255,000 and all accrued interest totaling $88,938, have been forgiven. The transactions resulted in a gain on forgiveness of debt of $343,938. There were no comparable transactions during the year ended October 31, 2024.

Gain (Loss) on Extinguishment of Debt

During Fiscal 2025, the Company extinguished certain debt instruments and issued new debt instruments in their place along with 180,000 pre-funded warrants. The transactions resulted in a loss on extinguishment of debt of $3,694,493. During Fiscal 2024, the Company extinguished certain debt and issued a new debt instrument in its place. The transactions resulted in a gain on extinguishment of debt of $740,724.

Unrealized Gain on Derivative/Warrant Liability

During Fiscal 2025 and Fiscal 2024, we issued 8% Convertible Notes and Senior Secured Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. At October 31, 2025 and 2024, this liability was marked to market, resulting in unrealized gains of $493,055 and $2,781,360, respectively.

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

Working Capital

As of October 31, 2025, we had a working capital deficit of $4.8 million, comprised of current assets of $0.9 million and current liabilities of $5.7 million. The working capital at year-end Fiscal 2025 increased $4.3 million from year-end Fiscal 2024. Current liabilities, consisting primarily of deferred revenue, accrued liabilities, lease obligations and short-term convertible notes payable decreased by approximately $4.4 million as of October 31, 2025, compared to October 31, 2024. The Company’s cash balance was approximately $0.6 on both October 31, 2025 and 2024.

As a result of our limited working capital position as of October 31, 2025, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Cash Flows

The following table summarizes our cash flows for Fiscal 2025 and 2024:

	Year Ended October 31,
	2025	2024

Net Cash Used in Operating Activities	$(2,537,843)	$(3,236,339)
Net Cash Used in Investing Activities	(72,254)	(7,223)
Net Cash provided by Financing Activities	2,642,920	3,713,168
Beginning Cash Balance	571,360	101,754
Ending Cash Balance	$604,183	$571,360

Operating Activities

Net cash used in operating activities during Fiscal 2025 was $2,537,843, compared to $3,236,339 during Fiscal 2024, representing a decrease in use of cash of $698,496 or 22%. The decrease was primarily related to decreased consulting fees and research and development activities as discussed above.

Investing Activities

Cash used in investing activities during Fiscal 2025 was $72,254 compared to cash used in investing activities during Fiscal 2024 of $7,223, representing an increase in cash used of $65,031 or 900%. This change is primarily attributable to our acquisition of property and equipment and increased patent efforts during Fiscal 2025.

Financing Activities

Cash provided by financing activities during Fiscal 2025 was $2,642,920, while cash provided by financing activities during Fiscal 2024 was $3,713,168, a decrease of $1,070,248 or 29%. During Fiscal 2025, we issued Senior Secured Convertible Notes for proceeds of $6,550,000, issued Preferred A-1 stock for proceeds of $700,000, paid down notes totaling $4,595,000 and made capital lease payments of $12,080. During Fiscal 2024, we issued Senior Secured Convertible Notes for proceeds of $3,775,000 and made capital lease payments of $61,832.

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

Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. We believe that the fair value assigned to the assets is based on reasonable assumptions and estimates that a market participant would use. Should conditions differ from management’s estimates at the time of the acquisition, including changes in volume or timing to current expectations of future revenue growth rates and forecasted margins, or changes in market factors outside of our control, material write-downs of intangible assets may be required, which would adversely affect our operating results.

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

At October 31, 2024, we impaired $196,595 of the InfiniVive intangible assets, leaving a balance of $601,887. The amount was impaired because the carrying value of the intangibles was not supported by future cash flows. There was no further impairment of the InfiniVive intangible assets as of October 31, 2025. At October 31, 2024, we impaired $49,431of the Fitore intangible assets, leaving a balance of $0 in Fitore. The amounts were impaired because the carrying value of the intangibles was not supported by future cash flows.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2025, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was not effective. Specifically, the following are examples of our lack of controls over financial reporting:

1.	Inadequate segregation of duties within accounting process, due to limited personnel;

2.	Insufficient written policies and procedures for accounting, IT, financial reporting and bookkeeping.

3.	Insufficient number of personnel with appropriate levels of accounting knowledge and experience in US GAAP.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors, and Significant Employees

The following table sets forth information regarding our executive officers, directors, and significant employees as of February 13, 2026:

Name	Age	Positions with the Company
Christopher M. Furman	56	Chief Executive Officer, Director
Thomas W. Ohrt	70	Chief Financial Officer
James R. Musick	79	Chief Science Officer, Director
Tiana States	37	Chief Manufacturing Officer
John Packs	70	Chair of the Board

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

On November 17, 2025, the Board of Directors proposed a slate of directors, consisting of John Packs, Chris Furman, Jim Musick and Caroline Mosessian. The shareholders elected Mr. Packs, Mr. Furman and Mr. Musick, but did not elect Dr. Mosessian.

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

Executive Committee

We currently have one standing committee of the Board of Directors, the executive committee. Our executive committee, comprised of Christopher Furman and James Musick, supports our Board of Directors in the performance of its duties and responsibilities between its regularly scheduled meetings. Subject to such limitations as the Board of Directors or applicable law may from time to time impose, the executive committee has and may exercise all powers and authority of the Board, except that the executive committee does not have power or authority to, among other things:

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

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers (NEOs) who are named in the subsection titled “—Summary Compensation Table.” In fiscal year 2024, our NEOs and their positions were as follows:

●	Christopher Furman, Chief Executive Officer;

●	Thomas Ohrt, Chief Financial Officer;

●	Nathan Haas, former Chief Financial Officer;

●	Caroline Mosessian, Former Chief Regulatory Officer; and

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

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to or earned by our NEOs during the two fiscal years ended October 31, 2025 and 2024:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2),(3)	Non- Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Christopher Furman(4)	2025	400,000	—	—	—	200,000	(7)	—		600,000
Chief Executive Officer	2024	400,000	—	—	—	200,000	(5)	—		600,000

Thomas Ohrt(8)	2025	250,000	—	—	—	—		—		250,000
Chief Financial Officer	2024	235,077	—	—	—	—		—		235,077

Nathan Haas	2025	—	—	—	—	—		180,000		180,000
Former Chief Financial Officer	2024	57,806	—	—	—	—		124,309		182,115

Caroline Mosessian	2025	—	—	—	—	—		186,000	(6)	186,000
Former Chief Regulatory Officer	2024	—	—	—	—	—		186,000	(6)	186,000

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

(5) Includes a cash bonus determined for fiscal year 2024 performance, but to be paid in 2026.

(6) Includes consulting fees paid to or earned by Dr. Mosessian, through her consulting firm, Innovative Strategies & Solutions, Inc., for her services to the Company during the applicable year.

(7) Includes a cash bonus per employment agreement for fiscal year 2025 performance, but to be paid in 2026.

(8) Mr. Ohrt was appointed Chief Financial Officer in January 2024.

Narrative to Summary Compensation Table

2025 Salaries

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

Pursuant to the terms of Dr. Mosessian’s consulting agreement dated October 1, 2021 (the “Mosessian Agreement”), Dr. Mosessian, through her consulting firm, Innovative Strategies & Solutions Inc., was to be paid annual consulting fees of $250,000. Through mutual agreement, during the year ended October 31, 2025 and 2024, the amount paid was $186,000.

2025 Bonuses

Mr. Furman

The Furman Agreement provides that Mr. Furman receive an annual performance bonus of up to 100% of his base salary upon the achievement of individual and/or Company performance objectives to be established each year by the Board and Mr. Furman but not less than $200,000 in 2025. In the event individual or Company performance objectives are exceeded in any given year, Mr. Furman is also eligible to receive a discretionary stretch bonus. For the fiscal years ended October 31, 2025 and 2024, the Company determined that he was entitled to a bonus of $200,000, for each year, based on his employment agreement.

Equity Compensation

We have granted stock options to our employees, including our named executive officers, in order to attract and retain them, as well as to align their interests with the interests of our stockholders.

There were no grants of stock options to any of our named executive officers during the fiscal years ended October 31, 2025 or 2024.

No options were exercised by any of our named executive officers during the fiscal years ended October 31, 2025 or 2024.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the number of shares of common stock underlying  outstanding equity incentive awards for each NEO as of October 31, 2025:

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#))	Market Value of Shares or Units not yet Vested ($)
Christopher Furman	07/06/2022	(1)	153,846	38,461	26.00	07/06/2032	—	—
Thomas Ohrt	10/01/2021	(5)	2,307	—	13.00	10/01/2031	—	—
	03/01/2022	(6)	6,730	—	26.00	03/01/2032	—	—
Nathan Haas	08/01/2021	(2)	38,462	—	13.00	08/01/2031	—	—
	10/01/2021	(2)	19,231	—	13.00	10/01/2031	—	—
Caroline Mosessian	02/01/2021	(3)	19,230	—	13.00	02/01/2031	—	—
	10/01/2021	(4)	38,461	—	13.00	10/01/2031	—	—

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

Finally, the States Agreement contains a non-compete arrangement pursuant to which Ms. States has agreed not to compete with us anywhere in the United States or any other geographic area in which we are actively engaged in business for a period of 12-months following termination of her employment for any reason.

Caroline Mosessian

We entered into the Mosessian Agreement, through her consulting firm, Innovative Strategies & Solutions , Inc., on October 1, 2021. The Mosessian Agreement terminates on October 1, 2024 (the “Termination Date”), unless earlier terminated. Since October 1, 2024, the Company has not renewed the agreement, but has been continuing the agreement on a month to month basis. The Company terminated the agreement, effective December 31, 2025.

The Mosessian Agreement provides for annual consulting fees of $249,996. By mutual agreement, this amount was reduced to $186,000 for the fiscal year ended October 31, 2024. In connection with the execution of the Mosessian Agreement, on October 1, 2021, Dr. Mosessian was granted stock options to purchase up to 38,461 shares of the Company’s common stock at an exercise price of $13.00 per share, of which 19,232 vested immediately, 4,807 vest on the first anniversary, 4,807 vest on the second anniversary, and 9,615 vest on the 3rd anniversary of the grant date. These options are exercisable for a period of ten years. As of December 31, 2025, all of Dr. Mosessian’s option grants had fully vested and she was allowed by the board to retain her options.

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

Director Compensation

Directors who also serves as employees of the Company do not receive additional compensation for their service as a director of the Company. The following table contains information concerning the compensation of our non-employee directors in Fiscal 2025 and 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Packs 2025	$—	—	—	—	$—
2024	$—	—	—	—	$—

Equity Incentive Plans

The following summarizes the material terms of the 2022 Plan, which is the long-term incentive compensation plan in which our directors and named executive officers are currently eligible to participate.

2022 Plan

Our Board adopted the 2022 Plan on February 7, 2022 and it was subsequently approved by a majority of our Common Stockholders on June 29, 2022. The 2022 Plan was amended by our Board in July 2022 to increase the number of shares reserved for issuance under the Plan from 153,846 shares to 346,154 shares of common stock (the “2022 Plan Amendment”). Pursuant to the terms of the 2022 Plan, stockholder approval of the 2022 Plan Amendment was not required. The principal purpose of the 2022 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. On November 17, 2025, the Board and stockholders approved an increase of 1,000,000 shares to the stock option pool. The material terms of the 2022 Plan, as amended by the 2022 Plan Amendment, are summarized below:

Number of Shares. A total of 1,346,154 shares of common stock have been reserved for issuance under the 2022 Plan, of which 1,140,384 shares of common stock remain available for issuance.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (#)		Percentage of Shares Beneficially Owned (%)
Named Executive Officers and Directors:

Christopher Furman	1,468,366	(1)(2)	31.8
Thomas Ohrt	9,037	(3)	*
Jack Zamora	1,396,016	(4)	30.7
James Musick	1,274,030	(5)(6)	27.4
Caroline Mosessian	53,845	(7)	1.1
John Packs	—		—
All current executive officers and directors as a group (5 persons)	2,805,278	(8)	57.6

All Other Greater than 5% Owners:
James R. Musick Trust(9)	874,169		19.6
John Evans	310,798	(10)	6.7

* Less than 1%.

(1) Includes 153,846 shares issuable upon exercise of options which are exercisable within 60 days of October 31, 2025.

(2) Includes 1,314,520 shares over which the reporting person shares voting power by virtue of a proxy granted by Jack Zamora pursuant to the Standstill Agreement until the expiration of the Standstill Term.

(3) Thomas Ohrt was appointed as Chief Financial Officer of the Company on January 22, 2024. Nathan Haas the Company’s prior Chief Financial Officer resigned on January 18, 2024. Mr. Ohrt’s shares include 9,037 shares issuable upon exercise of options, all of which are exercisable within 60 days of October 31, 2025.

(4) Includes 64,076 shares issuable upon exercise of options and 17,419 shares issuable upon exercise of outstanding warrants, all of which are exercisable within 60 days of October 31, 2025. Pursuant to the Standstill Agreement, the reporting person granted an irrevocable proxy to 1,314,520 of these shares to Christopher Furman under certain conditions and until the expiration of the Standstill Term. See the Schedule 13D filed by Mr. Furman with the SEC on December 2, 2022 for additional information.

(5) Includes 196,154 shares issuable upon exercise of options that are exercisable within 60 days of October 31, 2025. Also includes 113,707 shares owned by the reporting person’s spouse.

(6) Includes 874,169 shares held in The James R. Musick Trust, a grantor trust. Dr. James Musick has sole voting and investment control of the shares held in The James R. Musick Trust.

(7) Includes 53,845 issuable upon exercise of options that are exercisable within 60 days of October 31, 2025.

(8) Includes 412,882 shares underlying options, all of which are exercisable within 60 days of October 31, 2025.

(9) Dr. James Musick, a director and our Chief Science Officer, has sole voting and investment control of the shares held in The James R. Musick Trust.

(10) Includes (i) 48,490 shares held by the reporting person’s spouse, of which he disclaims beneficial ownership and (ii) 192,307 shares issuable upon exercise of options that are exercisable within 60 days of October 31, 2025.

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

Information regarding the individual compensation arrangements pursuant to which outstanding options were granted to employees prior to October 31, 2025 is contained above under the section titled “Executive and Director Compensation.”

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

Promissory Notes

On November 1, 2020, we issued promissory notes (the “Promissory Notes”) to our Chief Science Officer and Director, in the aggregate principal amount of (i) $1,221,958 which accrues interest at a rate of 4.0% per annum and (ii) $767,288 which accrues interest at a rate of 6.0% per annum. The Promissory Notes, which were issued to the CSO in exchange for accrued compensation and interest on such accrued compensation and mature on December 31, 2025; provided, however, if certain conditions precedent have not been satisfied, the Promissory Notes will be automatically extended to the date which is 60 days after the satisfaction of such conditions precedent. As of October 31, 2025, approximately $2.0 million in aggregate principal amount was outstanding under the Promissory Notes. From November 1, 2018 through October 31, 2025, we accrued $474,838 in interest payments under the Promissory Notes. The notes and accrued interest convert to common stock in the event of a listing on a public exchange at a price equal to the IPO price.

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

As of October 31, 2025 all of the 5% Convertible Notes have either been converted to common stock or paid in full.

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

Supply Agreement

On the Settlement Effective Date, in connection with the Settlement Agreement, we entered into a Supply Agreement with Dr. Zamora (the “Supply Agreement”), pursuant to which we agreed to provide InfiniVive MD Exosome Serum and InfiniVive Daily Serum (the “Cosmetic Products”) to Dr. Zamora at his request. The provision of the Cosmetic Products under the Supply Agreement is subject to minimum and maximum quantity limitations. The Supply Agreement is effective for a period of five years, unless earlier terminated. The Company or Dr. Zamora may terminate the Supply Agreement immediately in prescribed circumstances, including if either party defaults with respect to its obligations under the Supply Agreement and, if the default is capable of being cured, does not cure such default within 30 days after receiving notice of such default. If the Supply Agreement is deemed terminated by Dr. Zamora for failure of the Company to supply the Cosmetic Products in accordance with its terms or by the Company without cause, the Standstill Agreement would be deemed terminated and of no further force or effect. As of January 26, 2026, Dr. Zamora has purchased approximately $105,750 of Cosmetic Products pursuant to the Supply Agreement.

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

Revenues

Dr. Zamora is also a significant customer of ours in his capacity as a practicing physician. For the years ended October 31, 2025 and 2024, Dr. Zamora accounted for $36,000 and $33,750 in product sales, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board appointed MaloneBailey LLP (“MaloneBailey”) as our independent registered public accounting firm for the fiscal year ended October 31, 2025, as well as for our fiscal year ending October 31, 2024.

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

During the year ended October 31, 2025, the Board of Directors approved, in advance, all audit and non-audit services to be provided by MaloneBailey. The Board of Directors has determined that the non-audit services rendered by MaloneBailey during fiscal years 2025 and 2024 were compatible with maintaining the independence of the independent registered public accounting firm.

Independent Registered Certified Public Accounting Firm Fees and Services

The following table sets forth a summary of the fees billed by MaloneBailey for professional services rendered for the fiscal years ended October 31, 2025 and 2024:

Fee Category	Fiscal Year 2025	Fiscal Year 2024
Audit Fees(1)	$159,000	$148,000
Audit-Related Fees(2)	—	57,000
Tax Fees	—	—
All Other Fees(3)	—	—
Total Fees	$159,000	$205,000

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

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or in the Notes thereto.

(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit Number	Exhibit Description
10.1	Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.2	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.4	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the period ended January 31, 2025, filed with the SEC on March 20, 2025)
10.6	Form of Subscription Agreement for Private Placement of Preferred A-1 Stock (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, for the period ended April 30, 2025, filed with the SEC on June 20, 2025)
21.1*	List of subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Annual Report on Form 10-K
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
*	Filed or furnished herewith
+	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2026.

VITRO BIOPHARMA, INC.

By:	/s/ Christopher Furman
Name:	Christopher Furman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Furman	Chief Executive Officer (Principal	February 13, 2026
Christopher Furman	Executive Officer), Director

/s/ Thomas Ohrt	Chief Financial Officer (Principal	February 13, 2026
Thomas Ohrt	Financial Officer and Principal Accounting Officer)

/s/ James R. Musick	Chief Science Officer, Director	February 13, 2026
James R. Musick

/s/ John Packs	Chair of the Board	February 13, 2026
John Packs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vitro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitro Biopharma, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2020.

Houston, Texas

February 13, 2026

Vitro BioPharma, Inc.

Consolidated Balance Sheets

	October 31, 2025	October 31, 2024

ASSETS

Cash	$604,183	$571,360
Accounts Receivable, Net	80,526	206,292
Accounts Receivable – Related Party	2,250	-
Inventory	134,833	115,365
Prepaid Expense	40,311	82,736

Total Current Assets	862,103	975,753

Goodwill	3,171,581	3,171,581
Intangible Assets, Net	327,608	358,084
Property and Equipment, Net	42,168	139,552
Patents, Net	156,631	89,548
Right of Use Asset – Operating Lease	360,681	481,825
Other Assets	8,438	8,438
Total Assets	$4,929,210	$5,224,781

LIABILITIES

Accounts Payable	$2,317,673	$2,163,920
Accounts Payable – Related Party	22,610	-
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	1,041,833	1,036,419
Accrued Liabilities – Related Party	970,000	770,000
2021 Series Convertible Note Payable – Related Party	-	480,000
Accrued Interest Payable – Related Party	-	81,679
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	593,750	4,718,750
Derivative/Warrant Liability	66,032	154,966
Current Maturities of Capital Lease Obligations	5,043	12,081
Current Maturities of Operating Lease Obligations	136,813	121,144
Total Current Liabilities	5,679,141	10,064,346

Capital Lease Obligations, Net of Current Portion	-	5,042
Operating Lease Obligation, Net of Current Portion	223,868	360,681
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	367,166	353,114
2023 Series B Convertible Notes Payable – Stock Settled, Net	636,296	507,273
2025 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	5,799,081	-
Derivative/Warrant Liability	5,505,710	126,006
Long Term Accrued Interest Payable	387,531	240,123
Long Term Accrued Interest Payable – Related Party	474,838	379,923
Total Long-Term Liabilities	15,583,736	4,161,408

Total Liabilities	21,262,877	14,225,754

STOCKHOLDERS’ DEFICIT

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001
- Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
- Series A-1 Convertible Preferred Stock, 750,000 Shares Authorized, 35,000 and 0 Outstanding, respectively	35	-
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,460,535 and 4,460,535 Outstanding, respectively	4,460	4,460
Additional Paid in Capital	32,547,333	29,028,260
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(48,801,495)	(37,949,693)

Total Stockholders’ Deficit	(16,333,667)	(9,000,973)

Total Liabilities and Stockholders’ Deficit	$4,929,210	$5,224,781

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

	Year Ended October 31, 2025	Year Ended October 31, 2024

Product Sales	$2,020,818	$1,821,894
Product Sales, Related Party	36,000	33,750
Total Revenue	2,056,818	1,855,644
Cost of Goods Sold	(483,340)	(426,189)
Gross Profit	1,573,478	1,429,455

Operating Costs and Expenses:
Selling, General and Administrative	6,063,539	6,623,878
Research and Development	533,028	618,270
Write-off of Offering Costs	-	2,656,962
Impairment Expense	-	683,394

Loss From Operations	(5,023,089)	(9,153,049)

Other Expense:
Interest Expense	(2,971,213)	(4,242,595)
Gain on Forgiveness of Debt	343,938	-
Gain (Loss) on Extinguishment of Debt	(3,694,493)	740,724
Unrealized Gain on Derivative/Warrant Liability	493,055	2,781,360

Net Loss	(10,851,802)	(9,873,560)

Cumulative Series A-1 Convertible Preferred Stock Dividend Requirement	(16,416)	-

Net Loss Available to Common Stockholders	$(10,868,218)	$(9,873,560)

Net Loss per Common Share, Basic and Diluted	$(2.44)	$(2.21)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,460,535	4,459,224

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended October 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2023	-	$-	4,430,535	$4,430	$27,064,613	$(84,000)	$(28,076,133)	$(1,091,090)

Stock Issued for Services	-	-	30,000	30	449,970	-	-	450,000
Stock based compensation	-	-	-	-	1,513,677	-	-	1,513,677
Net loss	-	-	-	-	-	-	(9,873,560)	(9,873,560)

Balance at October 31, 2024	-	$-	4,460,535	$4,460	29,028,260	(84,000)	(37,949,693)	(9,000,973)

Pre-funded Warrants Issued for Services	-	-	-	-	528,000	-	-	528,000
Pre-funded Warrants Issued as Part of Debt Extinguishment	-	-	-	-	990,000	-	-	990,000
Issuance of Series A-1 Convertible Preferred Stock	35,000	35	-	-	699,965	-	-	700,000
Stock Based Compensation	-	-	-	-	1,301,108	-	-	1,301,108
Net Loss	-	-	-	-	-	-	(10,851,802)	(10,851,802)

Balance at October 31, 2025	35,000	$35	4,460,535	$4,460	$32,547,333	$(84,000)	$(48,801,495)	$(16,333,667)

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

	Year Ended October 31, 2025	Year Ended October 31, 2024

Operating Activities

Net Loss	$(10,851,802)	$(9,873,560)
Adjustment to Reconcile Net Loss:
Gain on Forgiveness of Debt	(343,938)	-
Unrealized Gain on Derivative/Warrant Liability	(493,055)	(2,781,360)
Depreciation Expense	102,555	180,862
Amortization Expense	30,476	63,702
Bad Debt Expense	2,726	-
Impairment Expense	-	683,394
Amortization of Operating Lease – ROU Asset	121,144	106,948
Accretion of Debt Discount	2,716,488	3,952,197
Stock Based Compensation	1,301,108	1,513,677
Common Stock Issued for Services	-	450,000
Pre-funded Warrants issued for Services	528,000	-
(Gain) Loss on Extinguishment of Debt	3,694,493	(740,724)
Write-off of Offering Costs	-	2,656,962
Changes in Assets and Liabilities
Accounts Receivable	123,040	(86,621)
Accounts Receivable – Related Party	(2,250)	-
Inventory	(19,468)	55,387
Prepaid Expenses	42,425	48,115
Accounts Payable	153,753	(125,413)
Accounts Payable – Related Party	22,610	-
Operating Lease Obligation	(121,144)	(106,948)
Accrued Liabilities	5,414	296,180
Accrued Liabilities – Related Party	200,000	200,000
Accrued Interest	147,408	147,812
Accrued Interest – Related Parties	102,174	123,051

Net Cash Used in Operating Activities	(2,537,843)	(3,236,339)

Investing Activities

Acquisition of Property and Equipment	(5,171)	-
Patent Costs	(67,083)	(7,223)

Net Cash Used in Investing Activities	(72,254)	(7,223)

Financing Activities

Issuance of Series A-1 Convertible Preferred Stock	700,000	-
Issuance of 2024 Series Senior Secured Convertible Notes Payable – Stock Settled	-	3,775,000
Issuance of 2025 Series Senior Secured Convertible Notes Payable – Stock Settled	6,550,000	-
Payment of 2024 Senior Secured Convertible Notes Payable	(4,370,000)	-
Payment of 2021 Series Convertible Note Payable – Related Party	(225,000)	-
Capital Lease Principal Payments	(12,080)	(61,832)

Net Cash Provided by Financing Activities	2,642,920	3,713,168

Total Cash Provided During the Period	32,823	469,606
Beginning Cash Balance	571,360	101,754

Ending Cash Balance	$604,183	$571,360

Cash Paid for Interest	$5,142	$19,533
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$5,783,826	$-
Discount on Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$5,783,826	$-
Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$-	$6,055,624
Discount on Derivative/Warrant Liability on 2024 Series Senior Secured Notes Payable	$-	$6,055,624

The consolidated financial statements should be read in connection with the notes to the consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025 AND 2024

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

Reclassifications

Certain amounts in the prior period have been reclassified to conform with current period presentation..

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

Concentrations

During the years ended October 31, 2025 and 2024, 2% and 2% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 29% stockholder. During the year ended October 31, 2025, 37%, 20% and 15% of the Company’s total revenue was attributable to product sales to three customers. During the year ended October 31, 2024, two customers accounted for 33% and 31% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the years ended October 31, 2025 or 2024.

As of October 31, 2025, one customer accounted for 36% of total accounts receivable and Dr. Zamora accounted for 3% of total accounts receivable. As of October 31, 2024, three customers accounted for 55%, 20% and 10% of total accounts receivable and Dr. Zamora accounted for 0% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable.

During the years ended October 31, 2025 and 2024, foreign purchasers accounted for 70% and 69% of total revenues, respectively. All sales to foreign customers were conducted in US Dollars.

Deferred Offering Costs

The Company defers, as Current Assets, the direct incremental costs of raising capital through equity offerings, until such time as the offering is completed or abandoned. At the time of the offering completion, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. During the years ended October 31, 2025 and 2024 the Company recorded as expense $0 and $2,656,962 of costs that had previously been recorded as Deferred Offering Costs, respectively.

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

InfiniVive product sales: InfiniVive, via call-in orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following tables summarize the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Year Ended October 31, 2025	Year Ended October 31, 2024
Revenues:
Research and development products	$449,761	$426,846
AlloRx Stem Cells to Foreign Third-Party Clinics	1,448,282	1,285,117
InfiniVive products	155,868	128,940
Fitore products	2,907	14,741

Total	$2,056,818	$1,855,644

Deferred Revenue

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2025 and 2024, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement. The Company did not recognize any of this net deferred revenue during the years ended October 31, 2025 and 2024.

The table below summarizes Deferred Revenues as of October 31, 2025:

	October 31, 2024	Other Project Income Recognized	Net Revenue Deferred	October 31, 2025
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of October 31, 2024:

	October 31, 2023	Other Project Income Recognized	Net Revenue Deferred	October 31, 2024
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of October 31, 2025 and 2024, total accounts receivable, including related party amounts of $2,250 and $0, amounted to $82,776 and $206,292, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of October 31, 2025 and 2024, the allowance for doubtful accounts was $0 and $975, respectively.

As of October 31, 2025, one customer accounted for 36% of accounts receivable. As of October 31, 2024, 55%, 20% and 10%, of the Company’s accounts receivable were attributable to sales to three customers. No other customer comprised more than 10% of the accounts receivable balance as of October 31, 2025 or 2024.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended October 31, 2025 and 2024, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	October 31, 2025	October 31, 2024

Stock options outstanding	1,112,923	1,112,923
Shares to be issued in connection with exercise of warrants	182,804	261,650
2021 Series Convertible Notes Payable - Related Party – common shares	-	18,462
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settled	33,072	30,915
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable - Stock Settled	105,050	98,051
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	39,881
2024 Series Senior Secured Convertible Notes Payable – Stock Settled	39,583	857,955
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	289,583	289,583
2024 Pre-funded Warrants	1,107,500	1,107,500
2025 Pre-funded Warrants	276,000	-
2025 Series Senior Secured Convertible Notes Payable – Stock Settled	2,126,623	-
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	1,488,637	-
Series A-1 Preferred Stock	175,000	-
Total	6,987,424	3,827,688

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or net realizable value. Inventories consisted of the following at the balance sheet dates:

	October 31, 2025	October 31, 2024

Finished Goods	$134,833	$115,365
Total inventory	$134,833	$115,365

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the years ended October 31, 2025 and 2024, the Company did not record any impairment expense.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of October 31, 2025 and 2024 were $156,631 and $89,548 respectively.

Leases

In May 2023, the Company executed a new office lease for its executive offices, with the lease starting July 1, 2023. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. The Company recognized right-of-use asset amortization for this lease and other office leases in the amount of $121,144 and $106,948 for the years ended October 31, 2025 and 2024, respectively.

Property and Equipment

Property, equipment, and leasehold improvements are recorded at historical cost. The cost of property and equipment is depreciated over the estimated useful lives, when placed in service (ranging from 3-5 years), of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. On at least an annual basis, management determines if there are any depreciating assets that are no longer in use. If there are, the residual balances of such assets are impaired. Ordinary repairs and maintenance are expensed when incurred and major repairs are capitalized and expensed if they benefit future periods.

Intangible Assets and Impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually, at the fiscal year end.

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

Goodwill

Goodwill is the excess of acquisition cost over the fair value of the net assets of acquired businesses. The Company does not amortize goodwill but assesses goodwill for impairment at least annually, at the fiscal year end, or when there has been a material change in circumstances, using the market approach.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which applies to all public business entities. This standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this standard for the period ending October 31, 2026.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of approximately $10.9 million for the year ended October 31, 2025. The Company had a working capital deficit of approximately $4.8 million as of October 31, 2025. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

Management plans to address the going concern include but are not limited to raising additional capital through an attempted public and/or private offering of equity securities, as well potentially issuing additional debt and equity instruments. The Company also has various initiatives underway to increase revenue generation through diversified offerings of products and services related to its stem cell technology and analytical capabilities. The goal of these initiatives is to achieve profitable operations as quickly as possible. Various strategic alliances that are ongoing and under development are also critical aspects of management’s overall growth and development strategy. There is no assurance that these initiatives will yield sufficient capital to maintain the Company’s operations. There is no assurance that the ongoing capital raising efforts will be successful. Should management fail to successfully raise additional capital and/or fully implement its strategic initiatives, it may be compelled to curtail part or all of its ongoing operations.

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

As of October 31, 2025 and 2024, the estimated fair values of the Company’s financial liabilities, measured on a recurring basis, are presented in the following table:

October 31, 2025
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$4,122
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	53,442
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	66,032
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	5,448,146
Total	$5,571,742

October 31, 2024
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$9,024
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	116,982
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	154,966
Total	$280,972

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2025 Series Senior Secured Convertible Notes Payable, its 2024 Series Senior Secured Convertible Notes Payable and its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Year Ended October 31, 2025	Year Ended October 31, 2024
Beginning Balance	$280,972	$893,263
Additions	5,783,825	3,159,788
Subtractions	-	(990,719)
Total gains (realized/unrealized)	(493,055)	(2,781,360)
Ending Balance	$5,571,742	$280,972

During the years ended October 31, 2025 and 2024, the unrealized gain on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $68,442 and $767,257, respectively.

During the years ended October 31, 2025 and 2024, the unrealized gain on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was $88,934 and $2,014,103, respectively.

During the years ended October 31, 2025 and 2024, the unrealized gain on the Derivative Warrant Liability associated with the 2025 Series Senior Secured convertible notes payable – stock settled was $335,679 and $0, respectively.

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable, the 2024 Series Senior Secured Convertible Notes Payable - Stock Settled and the 2025 Series Senior Secured Convertible Notes Payable – Stock Settled during the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at October 31, 2025 and 2024:

	October 31, 2025	October 31, 2024
Risk-free interest rate	3.61%-4.36%	4.15%
Dividend yield	0.00%	0.00%
Volatility factor	129.58% - 136.33%	130.13%
Weighted average expected life (years)	1.5 - 2.5	2.5

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	October 31, 2025	October 31, 2024

Leasehold improvements	$12,840	$12,840
Property and equipment	1,052,095	1,046,925
Total cost	1,064,935	1,059,765
Less accumulated depreciation	(1,022,767)	(920,213)
Net property and equipment	$42,168	$139,552

Depreciation expense for the years ended October 31, 2025 and 2024 was $102,555 and $180,862, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2025:

	Remaining Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	10.75 years	$693,330	$(418,512)	$(129,646)	$145,172
Patents, know-how and unpatented technology	10.75 years	710,060	(388,259)	(139,365)	182,436
Customer relationships	0 years	114,536	(17,108)	(97,428)	-
Total		$1,517,926	$(823,879)	$(366,439)	$327,608

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2024:

	Remaining Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	11.75 years	$693,330	$(418,512)	$(116,142)	$158,676
Patents, know-how and unpatented technology	11.75 years	710,060	(388,259)	(122,393)	199,408
Customer relationships	0 years	114,536	(17,108)	(97,428)	-
Total		1,517,926	$(823,879)	$(335,963)	$358,084

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31;

2026	$30,475
2027	30,475
2028	30,475
2029	30,475
2030	30,475
Thereafter	175,233
Total	$327,608

During the years ended October 31, 2025 and 2024, the Company recorded amortization expense of $30,476 and $63,702, respectively. The Company also recognized $0 and $49,431 of impairment expense related to its Fitore subsidiary during the years ending October 31, 2025 and 2024, respectively, and $0 and $196,595 of impairment expense related to its InfiniVive subsidiary during the year ended October 31, 2025 and 2024, respectively. In addition, the Company recorded impairment expense for the Goodwill of $437,368 during the year ended October 31, 2024 in its Fitore subsidiary due to lack of sales revenue. There was no impairment of Goodwill during the year ended October 31, 2025.

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

In May 2023, the Company executed a new office lease for 2,978 square feet starting July 1, 2023, for its executive offices. The lease term runs through the end of December 2026. The Company recognized an initial operating lease right-of-use asset of $271,396 and an operating lease liability of $271,396. Due to the simplistic nature of the Company’s leases, no retained earnings adjustments were required.

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	October 31, 2025	October 31, 2024
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$360,681	$481,825
Finance	Property and equipment, net	-	3,351
Total Lease Assets		$360,681	$485,176

Liabilities
Current:
Operating	Operating lease liabilities	$136,813	$121,144
Finance	Finance lease liabilities	5,043	12,081
Noncurrent:
Operating	Operating lease liabilities	223,868	360,681
Finance	Finance lease liabilities	-	5,042
Total Lease Liabilities		$365,724	$498,948

The following table shows the classification and location of the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Year Ended October 31,
	Location	2025	2024
Operating lease expense	General and administrative expense	$220,068	$203,557
Finance lease expense:
Interest on lease liability	Interest expense	722	7,992
Total Lease expense		$220,790	$211,549

Minimum contractual obligations for the Company’s leases (undiscounted) as of October 31, 2025 were as follows:

	Operating	Finance
Fiscal year 2026	$166,760	$5,150
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Fiscal year 2029	67,734	-
Thereafter	45,156	-
Total Lease Payments	$431,993	$5,150
Less Imputed interest	(71,312)	(107)
Total lease liability	$360,681	$5,043

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	October 31, 2025		October 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	3.9	0.54	4.0	1.34
Weighted-average discount rate (1)	10.00%	6.69%	10.00%	6.67%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Year Ended October 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Cash payments for operating leases	$164,022	$180,581
Cash payments for finance leases	$12,803	$65,387

The Company recorded amortization of the operating lease right-of-use asset of $121,144 and $106,948 for the years ended October 31, 2025 and 2024, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of October 31, 2025 and 2024:

	October 31, 2025	October 31, 2024

Short Term
2021 Series convertible notes – related party	$-	$480,000
2024 Senior secured convertible notes payable	593,750	4,718,750
Total Short-Term Debt	593,750	5,198,750
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(37,834)	(51,886)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(676,304)	(805,327)
2025 Senior secured convertible notes payable	8,187,500	-
Discount 2025 Senior secured convertible notes payable	(2,388,419)	-
Total Long-Term Debt	8,991,789	3,049,633
Total Debt	$9,585,539	$8,248,383

The table below presents the future maturities of outstanding debt obligations as of October 31, 2025:

Fiscal year 2026	$593,750
Fiscal year 2027	8,387,500
Fiscal year 2028	1,717,600
Fiscal year 2029	-
Fiscal year 2030	1,989,246
Total	$12,688,096

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $46,037 and $46,163 for the years ended October 31, 2025 and 2024, respectively. Accrued interest on this note was $230,313 and $184,275 as of October 31, 2025 and 2024, respectively. This note is unsecured. The original maturity date of this note was December 31, 2025. As of December 31, 2025, the Company and the related party signed an amendment to this note to extend the maturity date to December 31, 2030. This extension resulted in the reclassification from short term to long term of the debt and related liabilities.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $48,878 and $49,012 for the years ended October 31, 2025, and 2024, respectively. Accrued interest on this note was $244,526 and $195,648 as of October 31, 2025 and 2024, respectively. This note is unsecured. The original maturity date of this note was December 31, 2025 As of December 31, 2025, the Company and the related party signed an amendment to this note to extend the maturity date to December 31, 2030. This extension resulted in the reclassification from short term to long term of the debt and related liabilities.

2021 Series Convertible Notes - Related Party

The principal balance outstanding on the 2021 Series Convertible notes amounted to $0 and $480,000 as of October 31, 2025 and 2024, respectively. The note matured on July 31, 2024 and is unsecured. During the years ended October 31, 2025 and 2024, the Company recorded $7,259 and $27,875, respectively, in interest expense. As of October 31, 2025 and 2024, accrued, but unpaid, interest on these notes was $0 and $81,679, respectively. On January 8, 2025, the Company and the note holder renegotiated this note to a total due of $225,000, non-interest bearing, with $25,000 paid on January 10, 2025 and four payments of $50,000, payable on or before February 1, March 1, April 1, and May 1, 2025. To record the renegotiation of the agreement, the Company recognized a gain on retirement of debt of $343,938, consisting of a reduction of principal of $255,000 and an elimination of accrued interest of $88,938. This was recorded through the statement of operations because the lender is not restructuring the loan to protect his equity and the lender does not hold a significant investment in the Company. The note was fully repaid on April 30, 2025.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible (i) upon the closing of a Qualified Financing of at least $5,000,000, (ii) upon the closing of a change in control, (iii) at the option of the holder of the notes or (iv) at maturity. During the years ended October 31, 2025 and 2024, the Company recorded $10,000 and $10,027 in interest expense on these notes, respectively. As of October 31, 2025 and 2024, the Company had accrued $33,233 and $23,233, respectively, in interest on these notes.

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

The $73,213 discount associated with the January 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024 is 13.0% and 13.0%, respectively. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $14,052 and $12,400, respectively, and a gain on the fair value of the warrant liability of $4,901 and $54,946, respectively.

The $568,574 discount associated with the March 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024 is 44.6% and 44.6%, respectively. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $80,295 and $52,724, respectively, and a gain on the fair value of the warrant liability of $38,127 and $427,408, respectively.

The $354,810 discount associated with the June 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024 is 39.5% and 39.5%, respectively. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $48,728 and $33,532, respectively, and a gain on the fair value of the warrant liability of $25,414 and $284,903, respectively.

During the years ended October 31, 2025 and 2024 the Company recorded $32,400 and $32,489, respectively, in interest expense on the January 2023 Notes. During the years ended October 31, 2025 and 2024, the Company recorded $63,008 and $63,181, respectively, in interest expense on the March 2023 Notes. During the years ended October 31, 2025 and 2024, the Company recorded $42,000 and $42,115, respectively, in interest expense on the June 2023 Notes.

As of October 31, 2025 and 2024, the Company had accrued $91,129 and $58,729, respectively, in interest on the January 2023 Notes. As of October 31, 2025 and 2024, the Company had accrued $163,503 and $100,495, respectively, in interest on the March 2023 Notes. As of October 31, 2025 and 2024, the Company had accrued $99,666 and $57,666, respectively, in interest on the June 2023 Notes.

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

The combination of the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes and the $2,732,304 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024, is 659% and 659%, respectively, for the November issuance and 624% and 624%, respectively, for the January issuance. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $0 and $3,482,304, respectively.

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

The combination of the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes and the $157,733 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted through the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024 is over 5,000%. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $0 and $201,483, respectively, and a gain on the fair value of the warrant liability of $32,765 and $100,640 respectively.

The combination of the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes and the $269,752 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted through the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024 was over 104,000%. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $0 and $344,752, respectively, and a gain on the fair value of the warrant liability of $56,169 and $171,878, respectively.

During the years ended October 31, 2025 and 2024, no interest expense was recorded on the Series 2024 Notes. As of October 31, 2025 and 2024, no accrued interest was recorded on the Series 2024 Notes.

The July Series 2024 Target note was extended to March 31, 2025, with an increase in the principal amount of $245,000 and pre-funded warrants were issued for a value of $990,000 as part of the extension transaction. In accordance with ASC 470, the Company has evaluated the consideration given for the extension of the Target note and has determined that the July Series 2024 Target note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company has recorded a loss on extinguishment of debt of $1,235,000 and $0 for the years ended October 31, 2025 and 2024, respectively. As of March 3, 2025, the Company had paid the July Series 2024 Target note’s entire balance of $4,370,000. The remaining 2024 Series notes outstanding are in the process of being renegotiated with a longer maturity date.

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

On October 27, 2025, the Company received an additional $875,000 from the same investor to be included in the February Series 2025 Note (the “October Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold to the investor, in a private placement, (i) senior secured convertible notes (the “October Series 2025 Notes”) in the principal amount of $1,093,750 for a purchase price of $875,000 (reflecting a 20% original issue discount), and warrants to purchase shares of common stock of the Company (the “October Series 2025 Warrants”).

The February Series 2025 Notes, April Series 2025 Notes, May Series 2025 Notes and October Series 2025 Notes are collectively the “Series 2025 Notes.” The February Series 2025 Warrants, April Series 2025 Warrants, May Series 2025 Warrants and October Series 2025 Warrants are collectively the “Series 2025 Warrants.”

Interest on the Series 2025 Notes will accrue commencing on the earlier of the maturity date or upon an event of default, at the annual rate of 20%, due the first day of each calendar month following such date. The Series 2025 Notes will mature at the earlier of (i) February 27, 2026 (the “Original Maturity Date”) and (ii) the occurrence of a Liquidity Event (as defined in the Series 2025 Notes), provided that the Company may extend the maturity date for an additional year (the “Extension Period”). The Series 2025 Notes are secured by all of the Company’s assets pursuant to a security agreement between the Company and the investors. The Series 2025 Notes will be convertible, at the option of the investors, into common stock commencing on the maturity date, at a conversion price equal to the product of (x) the Liquidity Event Price (as defined in the Series 2025 Notes) and (y) 0.70 (or 0.60 if the Company has extended the maturity date), provided however, that if no Liquidity Event has occurred by the maturity date then the conversion price will be the amount obtained by dividing (i) $95,000,000 by (ii) the number of shares of common stock outstanding on such date calculated on a fully-diluted basis. In addition, the Company will have the right to effect conversion of the Series 2025 Notes if, at the time (a) a Liquidity Event has occurred and (b) the underlying shares are registered for resale. In October 2025, the parties amended the note to replace the $95,000,000 valuation, mentioned above, with a valuation resulting from a study by a mutually approved valuation expert.

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

The Company assessed the Series 2025 Warrants first under ASC 480. Based on the attributes of the Series 2025 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the Series 2025 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. Because the scenario under which the Series 2025 Notes are analyzed assumes a Liquidity Event, the scenarios under which to analyze the Series 2025 Warrants should also contain a Liquidity Event. As such, the assumed exercise price is $5.50, and the Company would issue 1,136,364 shares upon exercise of the February Series 2025 Warrants, 79,545 shares upon exercise of the April Series 2025 Warrants, 73,864 shares upon exercise of the May Series 2025 Warrants and 390,625 shares upon exercise of the October Series 2025 Warrants. At issuance, the Company recorded a warrant liability of $4,448,036 related to the February Series 2025 Warrants, $312,079 related to the April Series 2025 Warrants, $293,942 related to the May Series 2025 Warrants and $529,019 related to the October Series 2025 Warrants, all of which are remeasured at fair market value at the end of each reporting period. The combination of the original issuance discount of $1,250,000 and the warrant liability of $4,448,036 resulted in the recognition of a debt discount of $5,698,036 at issuance of the February Series 2025 Notes and February Series 2025 Warrants. The combination of the original issuance discount of $87,500 and the warrant liability of $312,079 resulted in the recognition of a debt discount of $399,579 at issuance of the April Series 2025 Notes and April Series 2025 Warrants. The combination of the original issuance discount of $81,250 and the warrant liability of $293,942 resulted in the recognition of a debt discount of $375,192 at issuance of the May Series 2025 Notes and May Series 2025 Warrants. The combination of the original issuance discount of $218,750 and the warrant liability of $529,019 resulted in the recognition of a debt discount of $747,769 at issuance of the October Series 2025 Notes and October Series 2025 Warrants.

The combination of the original issuance discount of $1,250,000 associated with the collected proceeds compared to the principal value of the February Series 2025 Notes and the $4,448,036 discount associated with the February Series 2025 Warrants results in a net discount of $5,698,036 that is accreted over twelve months utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024, is 321% and 0%, respectively, for the February issuance. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $2,239,754 and $0, respectively and a gain on the fair value of the warrant liability of $2,330,783 and $0, respectively.

The combination of the original issuance discount of $87,500 associated with the collected proceeds compared to the principal value of the April Series 2025 Notes and the $312,079 discount associated with the April Series 2025 Warrants results in a net discount of $399,579 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024 is 409% and 0%. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $127,376 and $0, respectively, and a gain on the fair value of the warrant liability of $163,871 and $0, respectively.

The combination of the original issuance discount of $81,250 associated with the collected proceeds compared to the principal value of the May Series 2025 Notes and the $289,787 discount associated with the May Series 2025 Warrants results in a net discount of $371,037 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024 is 453% and 0%. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $103,301 and $0, respectively, and a gain on the fair value of the warrant liability of $156,321 and $0, respectively.

The combination of the original issuance discount of $218,750 associated with the collected proceeds compared to the principal value of the October Series 2025 Notes and the $726,767 discount associated with the October Series 2025 Warrants results in a net discount of $945,517 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the years ended October 31, 2025 and 2024 is 482% and 0%. During the years ended October 31, 2025 and 2024, the Company recorded accretion expense of $18,262 and $0, respectively, and a gain on the fair value of the warrant liability of $998 and $0, respectively.

In association with the October Series 2025 Notes, the lender and the Company amended the original note to include the April, May and October Series and renegotiated the conversion methodology from using a $95,000,000 valuation to an independent valuation completed by a mutual agreeable specialist at the time of conversion. The amendment in the conversion feature did not trigger derivative accounting since the net settlement criteria, per ASC 815, was not met, since shares to be delivered upon conversion are not readily convertible to cash. In accordance with ASC 470, the Company has evaluated the changes to the original note and has determined that the original note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. As part of the transaction, the Company determined the fair value of the notes and recorded a discount related to the February, April and May Series of $1,542,883, which will be accreted over the period ending February 27, 2026. The Company has recorded a loss on extinguishment of debt of $2,459,493 and $0 for the years ended October 31, 2025 and 2024, respectively.

During the years ended October 31, 2025 and 2024, no interest expense was recorded on the Series 2025 Notes. As of October 31, 2025 and 2024, no accrued interest was recorded on the Series 2025 Notes.

The Company intends to exercise its right to a one year extension of these notes, with the revised maturity date being February 27, 2027. This extension resulted in the reclassification from short term to long term of the debt and related liabilities.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. As of October 31, 2025 and 2024 there were no Series A Convertible Preferred shares outstanding.

In May 2025, the Company designated 750,000 shares as Series A-1 Convertible Preferred Shares for a private placement of the A-1 stock for a maximum of $15 million. As of October 31, 2025 and 2024, 35,000 and 0 shares of Series A-1 Convertible Preferred Stock were issued and outstanding, respectively.

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

Activity for the years ended October 31, 2025 and 2024

During the year ended October 31, 2025, the Company issued 35,000 shares of its Series A-1 Convertible Preferred Stock as part of an ongoing private placement.

There were no sales or grants of Series A-1 Preferred Stock during the year ended October 31, 2024.

Common Stock

As of October 31, 2025, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of October 31, 2025 and October 31, 2024, 4,460,535, and 4,460,535 shares were issued and outstanding, respectively.

Activity for the year ended October 31, 2025

There were no grants of common shares during the year ended October 31, 2025.

Activity for the year ended October 31, 2024

On November 16, 2023, the Company granted 30,000 shares of common stock pursuant to the execution of a consulting agreement. The shares were granted at $15.00 per share. The shares vested immediately and are not subject to any revision based on the terms of the consulting agreement. The Company has recorded the value of the shares granted, $450,000, as consulting expense.

Stock-Based Compensation

There were no grants of stock purchase options during the years ended October 31, 2025 and 2024.

The table below presents option activity for the years ended October 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2023	1,112,923	$10.84	6.64	$16,899,060
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2024	1,112,923	10.84	5.64	1,560,431
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2025	1,112,923	$10.84	4.64	$501,923

Stock based compensation expense related to options for the years ended October 31, 2025 and 2024 amounted to $1,301,108 and $1,513,677, respectively. As of October 31, 2025 and 2024, 1,058,692 and 934,397 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $792,903 and $1,985,988 as of October 31, 2025 and 2024, respectively.

Warrants

Activity for the year ended October 31, 2025

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

Activity for the year ended October 31, 2024

During the year ended October 31, 2024, the Company issued 1,107,500 in pre-funded warrants with an exercise price of $0.001 to 2024 Series Senior Convertible Note holders.

Series A & B Warrants

A summary of the Company’s common stock underlying its outstanding A and B warrants as of October 31, 2025 and 2024 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2023	444,454	$20.56	1.65
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(182,804)	13.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2024	261,650	26.00	1.31
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	(78,846)	-	-
Outstanding – October 31, 2025	182,804	$26.00	0.70

Other Warrants

A summary of the Company’s common stock underlying its outstanding pre-funded warrants as of October 31, 2025 and October 31, 2024 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2023	-	$-	-
Pre-Funded Warrants – Granted during the period	1,107,500	0.001	N/A
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – October 31, 2024	1,107,500	0.001	N/A
Pre-Funded Warrants – Granted during the period	276,000	0.001	N/A
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – October 31, 2025	1,383,500	$0.001	N/A

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

On December 1, 2021, the Company and John Evans, a former CFO of the Company, entered into a Consulting Agreement (“Evans Consulting Agreement”). Under the terms of the Evans Consulting Agreement, Mr. Evans is to provide advisory services to the CEO and CFO of the Company. The Evans Consulting Agreement expired on December 1, 2025. Per mutual verbal agreement, the Company has deferred and accrued $229,667 of such compensation. The Company will continue to make payments to Mr. Evans after the expiration of the agreement, if necessary, to retire this accrued liability.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Receivable and Revenues

Dr. Zamora, former CEO and 29% stockholder, is also a customer of the Company in his capacity as a practicing physician. As of October 31, 2025 and 2024, Dr. Zamora owed the Company $2,250 and $0, respectively. During the years ended October 31, 2025 and 2024, Dr. Zamora accounted for $36,000, and $33,750 in product sales, respectively. These sales amounts were 2% and 2% of total sales, respectively, for the years ended October 31, 2025 and 2024.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of October 31, 2025 and 2024, the Company owes this entity $0 and $0, respectively, in past due rent. The rental rates charged to the Company are $5,645 per month, with no escalators, and the lease runs through June of 2030.

As of October 31, 2025, the Company owed the Company’s CEO $22,610 in travel expense reimbursements, which is recorded as Accounts Payable – Related Party on the balance sheet, and $970,000 in accrued, but unpaid, bonuses, which is recorded as Accrued Expenses – Related Party on the balance sheet.

Convertible Notes, Debt Discount and Accrued Interest

The principal balance outstanding on the 2021 Series Convertible note to a single note holder amounted to $0 and $480,000 as of October 31, 2025 and 2024, respectively. During the years ended October 31, 2025 and 2024, the Company recorded $0 and $27,875, respectively, in interest expense related to these notes. As of October 31, 2025 and 2024, accrued, but unpaid, interest on these notes was $0 and $81,679, respectively. On January 8, 2025, the Company and the note holder renegotiated this note down to a total due of $225,000. To record the renegotiation of the agreement, the Company recognized a gain on retirement of debt of $343,938, consisting of a reduction of principal of $255,000 and an elimination of accrued interest of $88,938. This note was fully repaid on April 30, 2025.

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

Significant components of the Company’s net deferred tax assets for federal and state income taxes at October 31, 2025 and 2024 consist of the following:

	Years Ended October 31,
	2025	2024

Net operating loss carryforward	$5,286,000	$4,562,000
Unrecognized holding gains	(827,000)	(728,000)
Accretion of Debt Discounts	1,573,000	973,000
Stock compensation	2,211,000	1,952,000
Basis of shares in subsidiary	426,000	439,000
Capitalized intangible costs	136,000	127,000
Loss on Extinguishment of Debt	904,000	-
Accruals and reserves	131,000	112,000
Deferred tax assets	9,840,000	7,437,000
Valuation allowance	(9,840,000)	(7,437,000)

Effective income tax asset	$–	$–

As of October 31, 2025 and 2024, the Company has net operating loss carry forwards of approximately $21,598,000 and $18,069,000, respectively, available to reduce future taxable income, if any, for both Federal and Colorado state income tax purposes. The net operating loss carry forwards generated from tax years ending after December 31, 2017 will not expire. Net operating loss carry forwards generated from tax years ending before January 1, 2018 expire after 20 years. Valuation allowances have been reserved, where necessary. The net valuation allowance increased by $2,403,000 for the period ended October 31, 2025.

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

NOTE 12 – SEGMENT INFORMATION

We manage our business activities on a consolidated basis and operate as a single operating segment dedicated to developing and marketing products for various medical conditions. We derive our revenue from product sales of the AlloRx™ and AlloEx product lines. The accounting policies of the segment are the same as those described in Note 1 – Nature of Organization and Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, Chris Furman. The CODM uses net loss, as reported in our consolidated statements of operations, in evaluating the performance of the segment and determining how to allocate our resources as a whole. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table presents the operating results of the segment:

	Year Ended October 31, 2025	Year Ended October 31, 2024
Revenues	$2,056,818	$1,855,644
Less Significant Segment Expenses:
Cost of Sales	(483,340)	(426,189)
Total Compensation and Benefits Cost	(1,884,074)	(1,840,319)
Research and Development	(533,028)	(618,270)
Impairment Expense	-	(683,394)
Write-off of Offering Costs	-	(2,656,962)
All Other Operating Expenses (Excluding Depreciation, Amortization and Stock Based Compensation) (a)	(2,745,327)	(3,025,318)
Other Segment Items:
Depreciation, Amortization and Stock-Based Compensation	(1,434,138)	(1,758,241)
Interest Expense	(2,971,213)	(4,242,595)
Other Income (Expense), Net	(2,857,500)	3,522,084

Consolidated Net Loss	$(10,851,802)	$(9,873,560)

(a)	All other operating expenses included in consolidated net loss include professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

NOTE 13 – SUBSEQUENT EVENTS

On December 3, 2025, the Company received an additional investment of $1,000,000 in the Company’s A-1 Preferred Stock for 50,000 A-1 Preferred shares.

Effective December 31, 2025, the Company and the related party lender of the 4% Notes and the 6% Notes executed an extension of the maturity date to December 31, 2030.

On January 5, 2026 an option holder exercised a cash-less exercise on 84,615 option shares, resulting in issuance of 57,116 shares of common stock.

