Form 10-Q
period 2026-01-31
Vitro Biopharma, Inc.
filed 2026-03-16
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

As of March 16, 2026, there were outstanding 4,517,651 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended JANUARY 31, 2026

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31, 2026	October 31, 2025

ASSETS

Cash	$492,923	$604,183
Accounts Receivable, Net	205,605	80,526
Accounts Receivable – Related Party	2,250	2,250
Inventory	127,211	134,833
Prepaid Expense	40,311	40,311

Total Current Assets	868,300	862,103

Goodwill	3,171,581	3,171,581
Intangible Assets, Net	319,989	327,608
Property and Equipment, Net	33,164	42,168
Patents, Net	156,789	156,631
Right of Use Asset – Operating Lease	328,015	360,681
Other Assets	8,438	8,438
Total Assets	$4,886,276	$4,929,210

LIABILITIES

Accounts Payable	$1,931,604	$2,317,673
Accounts Payable – Related Party	22,610	22,610
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	1,032,259	1,041,833
Accrued Liabilities – Related Party	970,000	970,000
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	593,750	593,750
Derivative/Warrant Liability	61,095	66,032
Accrued Interest – Related Party	150,000	-
Current Maturities of Capital Lease Obligations	2,337	5,043
Current Maturities of Operating Lease Obligations	132,666	136,813
Total Current Liabilities	5,421,708	5,679,141

Operating Lease Obligation, Net of Current Portion	195,349	223,868
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	371,000	367,166
2023 Series B Convertible Notes Payable – Stock Settled, Net	677,922	636,296
2025 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	6,195,203	5,799,081
Derivative/Warrant Liability	5,222,943	5,505,710
Long Term Accrued Interest Payable	424,686	387,531
Long Term Accrued Interest Payable – Related Party	337,224	474,838
Total Long-Term Liabilities	15,613,573	15,583,736

Total Liabilities	21,035,281	21,262,877

STOCKHOLDERS’ DEFICIT

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001
- Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
- Series A-1 Convertible Preferred Stock, 750,000 Shares Authorized, 85,000 and 35,000 Outstanding, respectively	85	35
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,517,651 and 4,460,535 Outstanding, respectively	4,517	4,460
Additional Paid in Capital	33,838,856	32,547,333
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(49,908,463)	(48,801,495)

Total Stockholders’ Deficit	(16,149,005)	(16,333,667)

Total Liabilities and Stockholders’ Deficit	$4,886,276	$4,929,210

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025

Product Sales	$529,417	$434,124
Product Sales, Related Party	-	15,750
Total Revenue	529,417	449,874
Cost of Goods Sold	(117,463)	(93,092)
Gross Profit	411,954	356,782

Operating Costs and Expenses:
Selling, General and Administrative	1,334,975	2,128,417
Research and Development	169,221	73,883
Impairment Expense	99,700	-

Loss From Operations	(1,191,942)	(1,845,518)

Other Expense:
Interest Expense	(502,730)	(103,693)

Gain on Forgiveness of Debt	300,000	343,938
Loss on Extinguishment of Debt	-	(1,235,000)
Unrealized Gain on Derivative/Warrant Liability	287,704	5,611

Net Loss	(1,106,968)	(2,834,662)

Cumulative Series A-1 Convertible Preferred Stock Dividend Requirement	(43,463)	-

Net Loss Available to Common Stockholders	$(1,150,431)	$(2,834,662)

Net Loss per Common Share, Basic and Diluted	$(0.26)	$(0.64)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,477,297	4,460,535

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended January 31, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at October 31, 2024	-	$-	4,460,535	$4,460	$29,028,260	$(84,000)	$(37,949,693)	$(9,000,973)

Pre-funded Warrants Issued for Services	-	-	-	-	528,000	-	-	528,000
Pre-funded Warrants Issued as Part of Debt Extinguishment	-	-	-	-	990,000		-	990,000
Stock based compensation	-	-	-	-	408,234	-	-	408,234
Net loss	-	-	-	-	-	-	(2,834,662)	(2,834,662)

Balance at January 31, 2025	-	$-	4,460,535	$4,460	$30,954,494	$(84,000)	$(40,784,355)	$(9,909,401)

Balance at October 31, 2025	35,000	$35	4,460,535	$4,460	32,547,333	(84,000)	(48,801,495)	(16,333,667)

Issuance of Series A-1 Preferred Stock	50,000	50	-	-	999,950	-	-	1,000,000
Cashless Exercise of Stock Options	-	-	57,116	57	(57)	-	-	-
Stock Based Compensation	-	-	-	-	291,630	-	-	291,630
Net Loss	-	-	-	-	-	-	(1,106,968)	(1,106,968)

Balance at January 31, 2026	85,000	$85	4,517,651	$4,517	$33,838,856	$(84,000)	$(49,908,463)	$(16,149,005)

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31, 2026	Three months Ended January 31, 2025

Operating Activities

Net Loss	$(1,106,968)	$(2,834,662)
Adjustment to Reconcile Net Loss:
Gain on Forgiveness of Debt	(300,000)	(343,938)
Unrealized Gain on Derivative/Warrant Liability	(287,704)	(5,611)
Depreciation Expense	9,004	37,434
Amortization Expense	7,619	7,619
Amortization of Operating Lease – ROU Asset	32,666	28,952
Accretion of Debt Discount	441,582	31,135
Stock Based Compensation	291,630	408,234
Pre-funded Warrants issued for Services	-	528,000
(Gain) Loss on Extinguishment of Debt	-	1,235,000
Changes in Assets and Liabilities
Accounts Receivable	(125,079)	184,203
Accounts Receivable – Related Party	-	(13,500)
Inventory	7,622	(45,150)
Prepaid Expenses	-	(16,826)
Accounts Payable	(86,069)	278,710
Operating Lease Obligation	(32,666)	(28,952)
Accrued Liabilities	(9,574)	52,678
Accrued Interest	37,155	37,155
Accrued Interest – Related Parties	12,386	31,183

Net Cash Used in Operating Activities	(1,108,396)	(428,336)

Investing Activities

Patent Costs	(158)	(74)

Net Cash Used in Investing Activities	(158)	(74)

Financing Activities

Issuance of Series A-1 Convertible Preferred Stock	1,000,000	-
Advance from Investor	-	750,000
Payment of 2024 Senior Secured Convertible Notes Payable	-	(750,000)
Payment of 2021 Series Convertible Note Payable – Related Party	-	(25,000)
Capital Lease Principal Payments	(2,706)	(4,226)

Net Cash Provided by (Used in) Financing Activities	997,294	(29,226)

Total Cash Used During the Period	(111,260)	(457,636)
Beginning Cash Balance	604,183	571,360

Ending Cash Balance	$492,923	$113,724

Cash Paid for Interest	$69	$4,220
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Cashless Exercise of Stock Options	$57	$-

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026 AND 2025

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025, as filed with the SEC (“Form 10-K”). Unless otherwise noted in this Interim Report, there have been no material changes to the disclosures contained in the notes to the audited financial statements for the year ended October 31, 2025, contained in the Form 10-K.

The Consolidated Balance Sheet as of October 31, 2025, was derived from the audited financial statements included in the Form 10-K. In management’s opinion, the unaudited interim Consolidated Balance Sheet, Statements of Operations, Statements of Changes in Shareholders’ Deficit and Statements of Cash Flows, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Certain prior period amounts were reclassified to conform to the current presentation on the Consolidated Financial Statements.

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Fitore, Inc. (“Fitore”) and InfiniVive MD, LLC (“InfiniVive”).

Reclassifications

Certain amounts in the prior period have been reclassified to conform with current period presentation.

Cash Equivalents

For the purposes of the Balance Sheets and Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Concentrations

During the three months ended January 31, 2026 and 2025, 0% and 4% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 29% stockholder. During the three months ended January 31, 2026, 41%, 16% and 16% of the Company’s total revenue was attributable to product sales to three customers. During the three months ended January 31, 2025, three customers accounted for 41%, 18% and 13% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the three months ended January 31, 2026 or 2025.

As of January 31, 2026, two customers accounted for 39% and 34% of total accounts receivable, respectively and Dr. Zamora accounted for 1% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable.

During the three months ended January 31, 2026 and 2025, foreign purchasers accounted for 73% and 63% of total revenues, respectively. All sales to foreign customers were conducted in US Dollars.

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

Fitore product sales online: Includes internet sales, via the Fitore Nutrition website, of dietary supplements called Stemulife, Spectrum+, Easy Sleep and Thought Calmer. The Company stopped selling Fitore products in March 2025.

InfiniVive product sales: InfiniVive, via call-in and online orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following tables summarize the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025
Revenues:
Research and development products	$98,955	$111,667
AlloRx Stem Cells to Foreign Third-Party Clinics	384,276	283,442
InfiniVive products	46,186	52,841
Fitore products	-	1,924

Total	$529,417	$449,874

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

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2025 and January 31, 2026, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement. The Company did not recognize any of this net deferred revenue during the three months ended January 31, 2026 and 2025.

The table below summarizes Deferred Revenues as of January 31, 2026:

	October 31, 2025	Other Project Income Recognized	Net Revenue Deferred	January 31, 2026
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of October 31, 2025:

	October 31, 2024	Other Project Income Recognized	Net Revenue Deferred	October 31, 2025
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the current expected credit loss method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of January 31, 2026 and October 31, 2025, total accounts receivable, including related party amounts of $2,250 and $2,250, amounted to $207,855 and $82,776, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of January 31, 2026 and October 31, 2025, the allowance for credit losses was $0 and $0, respectively. No bad debt expense was recognized during the three months ended January 31, 2026 and 2025.

As of January 31, 2026, two customers accounted for 39% and 34% of accounts receivable. As of October 31, 2025, 36% of the Company’s accounts receivable were attributable to sales to one customer. No other customer comprised more than 10% of the accounts receivable balance as of January 31, 2026 or October 31, 2025.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the three months ended January 31, 2026 and 2025, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	January 31, 2026	January 31, 2025

Stock options outstanding	1,028,308	1,112,923
Shares to be issued in connection with exercise of warrants	159,727	236,650
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settled	33,616	31,458
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable - Stock Settled	106,814	99,816
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	39,881
2024 Series Senior Secured Convertible Notes Payable – Stock Settled	39,583	857,955
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	289,583	289,583
2024 Pre-funded Warrants	1,107,500	1,107,500
2025 Pre-funded Warrants	276,000	276,000
2025 Series Senior Secured Convertible Notes Payable – Stock Settled	2,126,623	-
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	1,488,637	-
Series A-1 Convertible Preferred Stock	425,000	-
Total	7,132,040	4,062,534

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or net realizable value. Inventories consisted of the following at the balance sheet dates:

	January 31, 2026	October 31, 2025

Finished goods	$127,211	$134,833
Total inventory	$127,211	$134,833

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the three months ended January 31, 2026 and 2025, the Company recorded $99,700 and $0 in impairment expense, respectively.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of January 31, 2026 and October 31, 2025 were $156,789 and $156,631 respectively.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $1.1 million for the three months ended January 31, 2026. The Company had a working capital deficit of approximately $4.6 million as of January 31, 2026. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As of January 31, 2026 and October 31, 2025, the estimated fair values of the Company’s financial liabilities are presented in the following table:

January 31, 2026
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$4,077
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	52,869
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	61,095
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	5,165,997
Total	$5,284,038

October 31, 2025
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$4,122
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	53,442
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	66,032
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	5,448,146
Total	$5,571,742

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2025 Series Senior Secured Convertible Notes, its 2024 Series Senior Secured Convertible Notes Payable and its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Three Months Ended January 31, 2026	Year Ended October 31, 2025
Beginning Balance	$5,571,742	$280,972
Additions	-	5,783,825
Subtractions	-	-
Total Unrealized Gains	(287,704)	(493,055)
Ending Balance	$5,284,038	$5,571,742

During the three months ended January 31, 2026 and 2025, the unrealized gain on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $618 and $94, respectively.

During the three months ended January 31, 2026 and 2025, the unrealized gain on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was $4,937 and $5,517, respectively.

During the three months ended January 31, 2026 and 2025, the unrealized gain on the Derivative Warrant Liability associated with the 2025 Series Senior Secured convertible notes payable – stock settled was $282,149 and $0, respectively.

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable, the 2024 Series Senior Secured Convertible Notes Payable - Stock Settled and the 2025 Series Senior Secured Convertible Notes Payable – Stock Settled during the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at January 31, 2026 and October 31, 2025:

	January 31, 2026	October 31, 2025
Risk-free interest rate	3.79%	3.61%-4.36%
Dividend yield	0.00%	0.00%
Volatility factor	132.21%	129.58%-136.33%
Weighted average expected life (years)	1.25 - 2.0	1.5 – 2.5

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	January 31, 2026	October 31, 2025

Leasehold improvements	$12,840	$12,840
Property and equipment	1,052,095	1,052,095
Total cost	1,064,935	1,064,935
Less accumulated depreciation	(1,031,771)	(1,022,767)
Net property and equipment	$33,164	$42,168

Depreciation expense for the three months ended January 31, 2026 and 2025 was and $9,004 and $37,434, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of January 31, 2026:

	Remaining Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	10.5 years	$693,330	$(418,512)	$(133,022)	$141,796
Patents, know-how and unpatented technology	10.5 years	710,060	(388,259)	(143,608)	178,193
Customer relationships	0 years	114,536	(17,108)	(97,428)	-
Total		$1,517,926	$(823,879)	$(374,058)	319,989

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2025:

	Remaining Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	10.75 years	$693,330	$(418,512)	$(129,646)	$145,172
Patents, know-how and unpatented technology	10.75 years	710,060	(388,259)	(139,365)	182,436
Customer relationships	0 years	114,536	(17,108)	(97,428)	-
Total		$1,517,926	$(823,879)	$(366,439)	327,608

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31:

2026 (nine months remaining)	$22,856
2027	30,475
2028	30,475
2029	30,475
2030	30,475
Thereafter	175,233
Total	$319,989

During the three months ended January 31, 2026 and 2025, the Company recorded amortization expense of $7,619 and $7,619, respectively.

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

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	January 31, 2026	October 31, 2025
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$328,015	$360,681
Total Lease Assets		$328,015	$360,681

Liabilities
Current:
Operating	Operating lease liabilities	$132,666	$136,813
Finance	Finance lease liabilities	2,337	5,043
Noncurrent:
Operating	Operating lease liabilities	195,349	223,868
Total Lease Liabilities		$330,352	$365,724

The following table shows the classification and location of the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Three Months Ended January 31,
	Location	2026	2025
Operating lease expense	General and administrative expense	$41,501	$54,944
Finance lease expense:
Interest on lease liability	Interest expense	70	1,998
Total Lease expense		$41,571	$56,942

Minimum contractual obligations for the Company’s leases (undiscounted) as of January 31, 2026 were as follows:

	Operating	Finance
Fiscal year 2026 (nine months remaining)	$125,347	$2,375
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Fiscal year 2029	67,734	-
Thereafter	45,156	-
Total Lease Payments	$390,580	$2,375
Less Imputed interest	(62,565)	(38)
Total lease liability	$328,015	$2,337

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	January 31, 2026		October 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	3.25	0.38	3.9	0.54
Weighted-average discount rate (1)	10.00%	6.78%	10.00%	6.69%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended January 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Cash payments for operating leases	$41,412	$40,757
Cash payments for finance leases	$2,775	$4,478

The Company recorded amortization of the operating lease right-of-use asset of $32,666 and $28,952 for the three months ended January 31, 2026 and 2025, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of January 31, 2026 and October 31, 2025:

	January 31, 2026	October 31, 2025

Short Term
2024 Senior secured convertible notes payable	$593,750	$593,750
Total Short-Term Debt	593,750	593,750
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(34,000)	(37,834)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(634,678)	(676,304)
2025 Senior secured convertible notes payable	8,187,500	8,187,500
Discount 2025 Senior secured convertible notes payable	(1,992,297)	(2,388,419)
Total Long-Term Debt	9,433,371	8,991,789
Total Debt	$10,027,121	$9,585,539

The table below presents the future maturities of outstanding debt obligations as of January 31, 2026:

Fiscal year 2026	$593,750
Fiscal year 2027	8,387,500
Fiscal year 2028	1,717,600
Fiscal year 2029	-
Fiscal year 2030	-
Fiscal year 2031	1,989,246
Total	$12,688,096

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $11,604 and $11,604 for the three months ended January 31, 2026 and 2025, respectively. During the three months ended January 31, 2026, the Company paid down the interest on this note by $11,539. Accrued interest on this note was $230,378 and $230,313 as of January 31, 2026 and October 31, 2025, respectively. This note is unsecured. The original maturity date of this note was December 31, 2025. As of December 31, 2025, the Company and the related party signed an amendment to this note to extend the maturity date to December 31, 2030. In addition to the change to the maturity date, the Company agreed to pay the lender $150,000 per year, with such payments to be applied to accrued interest on this note.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $12,320 and $12,320 for the three months ended January 31, 2026, and 2025, respectively. Accrued interest on this note was $256,846 and $244,526 as of January 31, 2026 and October 31, 2025, respectively. This note is unsecured. The original maturity date of this note was December 31, 2025 As of December 31, 2025, the Company and the related party signed an amendment to this note to extend the maturity date to December 31, 2030.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible (i) upon the closing of a Qualified Financing of at least $5,000,000, (ii) upon the closing of a change in control, (iii) at the option of the holder of the notes or (iv) at maturity. During the three months ended January 31, 2026 and 2025, the Company recorded $2,521 and $2,521 in interest expense on these notes, respectively. As of January 31, 2026 and October 31, 2025, the Company had accrued $35,754 and $33,233, respectively, in interest on these notes.

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

The $73,213 discount associated with the January 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025 is 13.0% and 13.0%, respectively. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $3,833 and $3,374, respectively, and a gain on the fair value of the warrant liability of $44 and $54,946, respectively.

The $568,574 discount associated with the March 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025 is 44.6% and 44.6%, respectively. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $26,176 and $17,152, respectively, and a gain on the fair value of the warrant liability of $344 and $52, respectively.

The $354,810 discount associated with the June 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025 is 39.5% and 39.5%, respectively. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $15,450 and $10,608, respectively, and a gain on the fair value of the warrant liability of $230 and $34, respectively.

During the three months ended January 31, 2026 and 2025 the Company recorded $8,166 and $8,166, respectively, in interest expense on the January 2023 Notes. During the three months ended January 31, 2026 and 2025, the Company recorded $15,882 and $15,882, respectively, in interest expense on the March 2023 Notes. During the three months ended January 31, 2026 and 2025, the Company recorded $10,586 and $10,586, respectively, in interest expense on the June 2023 Notes.

As of January 31, 2026 and October 31, 2025, the Company had accrued $99,295 and $91,129, respectively, in interest on the January 2023 Notes. As of January 31, 2026 and October 31, 2025, the Company had accrued $179,385 and $163,503, respectively, in interest on the March 2023 Notes. As of January 31, 2026 and October 31, 2025, the Company had accrued $110,252 and $99,666, respectively, in interest on the June 2023 Notes.

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

The combination of the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes and the $2,732,304 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025, is 659% and 659%, respectively, for the November issuance and 624% and 624%, respectively, for the January issuance. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, respectively.

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

The combination of the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes and the $157,733 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted through the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025 is over 5,000%. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, respectively, and a gain on the fair value of the warrant liability of $1,819 and $2,033 respectively.

The combination of the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes and the $269,752 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted through the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025 was over 104,000%. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, respectively, and a gain on the fair value of the warrant liability of $3,118 and $3,485, respectively.

During the years ended October 31, 2025 and 2024, no interest expense was recorded on the Series 2024 Notes. As of October 31, 2025 and 2024, no accrued interest was recorded on the Series 2024 Notes.

The July Series 2024 Target note was extended to March 31, 2025, with an increase in the principal amount of $245,000 and pre-funded warrants were issued for a value of $990,000 as part of the extension transaction. In accordance with ASC 470, the Company has evaluated the consideration given for the extension of the Target note and has determined that the July Series 2024 Target note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company has recorded a loss on extinguishment of debt of $1,235,000 for the three months ended January 31, 2025. As of March 3, 2025, the Company had paid the July Series 2024 Target note’s entire balance of $4,370,000. As of March 9, 2026, $468,750 of these notes have been converted to the Company’s Series A-1 Preferred stock. The remaining $125,000 will either be converted to the Company’s Series A-1 Preferred stock or be repaid in cash.

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

The Company assessed the Series 2025 Warrants first under ASC 480. Based on the attributes of the Series 2025 Warrants, the Company determined that each are outside of the scope of ASC 480 and proceeded to assess each under ASC 815 to determine if any are considered indexed to the Company’s own common stock. Because the inputs which affect the number of shares to be issued upon exercise of the Series 2025 Warrants are not the inputs per 815-40-15-7E, none are deemed to be indexed to the Company’s own stock and have been recorded as liabilities under ASC 815 (Note 3) at the fair market value. Because the scenario under which the Series 2025 Notes are analyzed assumes a Liquidity Event, the scenarios under which to analyze the Series 2025 Warrants should also contain a Liquidity Event. As such, the assumed exercise price is $5.50, and the Company would issue 1,136,364 shares upon exercise of the February Series 2025 Warrants, 79,545 shares upon exercise of the April Series 2025 Warrants, 73,864 shares upon exercise of the May Series 2025 Warrants and 198,864 shares upon exercise of the October Series 2025 Warrants. At issuance, the Company recorded a warrant liability of $4,448,036 related to the February Series 2025 Warrants, $312,079 related to the April Series 2025 Warrants, $293,942 related to the May Series 2025 Warrants and $529,019 related to the October Series 2025 Warrants, all of which are remeasured at fair market value at the end of each reporting period. The combination of the original issuance discount of $1,250,000 and the warrant liability of $4,448,036 resulted in the recognition of a debt discount of $5,698,036 at issuance of the February Series 2025 Notes and February Series 2025 Warrants. The combination of the original issuance discount of $87,500 and the warrant liability of $312,079 resulted in the recognition of a debt discount of $399,579 at issuance of the April Series 2025 Notes and April Series 2025 Warrants. The combination of the original issuance discount of $81,250 and the warrant liability of $293,942 resulted in the recognition of a debt discount of $375,192 at issuance of the May Series 2025 Notes and May Series 2025 Warrants. The combination of the original issuance discount of $218,750 and the warrant liability of $529,019 resulted in the recognition of a debt discount of $747,769 at issuance of the October Series 2025 Notes and October Series 2025 Warrants.

The combination of the original issuance discount of $1,250,000 associated with the collected proceeds compared to the principal value of the February Series 2025 Notes and the $4,448,036 discount associated with the February Series 2025 Warrants results in a net discount of $5,698,036 that is accreted over twelve months utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025, is 321% and 0%, respectively, for the February issuance. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, respectively and a gain on the fair value of the warrant liability of $0 and $0, respectively.

The combination of the original issuance discount of $87,500 associated with the collected proceeds compared to the principal value of the April Series 2025 Notes and the $312,079 discount associated with the April Series 2025 Warrants results in a net discount of $399,579 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025 is 409% and 0%. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, respectively, and a gain on the fair value of the warrant liability of $0 and $0, respectively.

The combination of the original issuance discount of $81,250 associated with the collected proceeds compared to the principal value of the May Series 2025 Notes and the $289,787 discount associated with the May Series 2025 Warrants results in a net discount of $371,037 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025 is 453% and 0%. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, respectively, and a gain on the fair value of the warrant liability of $0 and $0, respectively.

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

The combination of the original issuance discount of $218,750 associated with the collected proceeds compared to the principal value of the October Series 2025 Notes and the $2,169,669 revised discount associated with the Series 2025 Warrants results in a net discount of $2,388,419 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three months ended January 31, 2026 and 2025 is 27% and 0%. During the three months ended January 31, 2026 and 2025, the Company recorded accretion expense of $396,122 and $0, respectively, and a gain on the fair value of the warrant liability of $282,149 and $0, respectively.

During the three months ended January 31, 2026 and 2025, no interest expense was recorded on the Series 2025 Notes. As of January 31, 2026 and October 31, 2025, no accrued interest was recorded on the Series 2025 Notes.

The Company has exercised its right to a one year extension of these notes, with a new maturity date of February 27, 2027.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. In May 2025, the Company designated 750,000 shares as Series A-1 Convertible Preferred Shares for a private placement of the A-1 stock for a maximum of $15 million. As of January 31, 2026 and October 31, 2025, 85,000 and 35,000 shares of Series A-1 Convertible Preferred Stock were issued and outstanding. During the three months ended January 31, 2026, dividends of $43,463 were accrued and as of October 31, 2025, the accrued dividend on the outstanding preferred was $16,416.

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

Activity for the three months ended January 31, 2026 and the year ended October 31, 2025

During the three months ended January 31, 2026, the Company issued 50,000 shares of its Series A-1 Convertible Preferred Stock for proceeds of $1 million as part of an ongoing private placement.

During the year ended October 31, 2025, the Company issued 35,000 shares of its Series A-1 Convertible Preferred Stock for proceeds of $700,000 as part of an ongoing private placement.

Common Stock

As of January 31, 2026, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of January 31, 2026 and October 31, 2025, 4,517,651, and 4,460,535 shares were issued and outstanding, respectively.

Effective January 5, 2026, an option holder exercised their right to complete a cashless exercise exchanging 84,615 options for 57,116 shares of common stock.

There were no grants of common shares or exercise of options during the year ended October 31, 2025.

Stock-Based Compensation

There were no grants of stock purchase options during the three months ended January 31, 2026 or 2025.

The table below presents option activity for the three months ended January 31, 2026 and the year ended October 31, 2025:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2024	1,112,923	$10.84	5.64	$1,560,431
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2025	1,112,923	10.84	4.64	501,923
Options exercised	(84,615)	1.30	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at January 31, 2026	1,028,308	$10.84	4.39	$375,000

Stock based compensation expense related to options for the three months ended January 31, 2026 and 2025 amounted to $291,630 and $408,234, respectively. As of January 31, 2026 and October 31, 2025, 977,923 and 1,058,692 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $501,274 and $792,903 as of January 31, 2026 and October 31, 2025, respectively.

Warrants

Activity for the three months ended January 31, 2026

There were no grants of warrants during the three months ended January 31, 2026.

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

A & B Warrants

A summary of the Company’s common stock underlying its outstanding A and B warrants as of January 31, 2026 and October 31, 2025 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2024	261,650	$26.00	1.31
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(78,846)	26.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2025	182,804	26.00	0.70
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	(23,077)	-	-
Outstanding – January 31, 2026	159,727	$26.00	0.43

Other Warrants

A summary of the Company’s common stock underlying its outstanding pre-funded warrants as of January 31, 2026 and October 31, 2025 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2024	1,107,500	$0.001	N/A
Pre-Funded Warrants – Granted during the period	276,000	0.001	N/A
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – October 31, 2025	1,383,500	0.001	N/A
Pre-Funded Warrants – Granted during the period	-	-	-
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – January 31, 2026	1,383,500	$0.001	N/A

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

On December 1, 2021, the Company and John Evans, a former CFO of the Company, entered into a Consulting Agreement (“Evans Consulting Agreement”). Under the terms of the Evans Consulting Agreement, Mr. Evans is to provide advisory services to the CEO and CFO of the Company. The Evans Consulting Agreement expires on December 1, 2025. Per mutual verbal agreement, the Company has deferred and accrued $196,333 of such compensation as of January 31, 2026. The Company will continue to make payments to Mr. Evans after the expiration of the agreement to retire this accrued liability.

On December 8, 2020, the Company entered into a new employment agreement with Tiana States, Chief Manufacturing Officer (the “States Agreement”). Pursuant to the terms of the States Agreement, the Company agreed to pay Mrs. States a base salary of $125,000, which was subsequently increased to $200,000 per annum, for a term of five years. In addition, Mrs. States is eligible to receive an annual bonus in the form of cash in the amount of up to 50% of her base salary in the discretion of the CEO and Board of Directors. As of February 17, 2026, Mrs. States is no longer associated with the Company.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Receivable and Revenues

Dr. Zamora, former CEO and 29% stockholder, is also a customer of the Company in his capacity as a practicing physician. As of January 31, 2026 and October 31, 2025, Dr. Zamora owed the Company $2,250 and $2,250, respectively. During the three months ended January 31, 2026 and 2025, Dr. Zamora accounted for $0 and $15,750 in product sales, respectively. These sales amounts were 0% and 4%, respectively, for the three months ended January 31, 2026 and 2025.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of January 31, 2026 and October 31, 2025, the Company owes this entity $0 and $0, respectively, in past due rent. The rental rates charged to the Company are $5,645 per month, with no escalators, and the lease runs through June of 2030.

As of January 31, 2026 and October 31, 2025, the Company owed the Company’s CEO $22,610 in travel expense reimbursements and $970,000 in accrued, but unpaid, bonuses.

NOTE 11 – SEGMENT INFORMATION

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

The following table presents the operating results of the segment:

	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025
Revenues	$529,417	$449,874
Less Significant Segment Expenses:
Cost of Sales	(117,463)	(93,092)
Total Compensation and Benefits Cost	(443,527)	(425,217)
Research and Development	(169,221)	(73,883)
Impairment Expense	(99,700)	-
All Other Operating Expenses (Excluding Depreciation, Amortization and Stock Based Compensation) (a)	(583,195)	(1,249,913)
Other Segment Items:
Depreciation, Amortization and Stock-Based Compensation	(308,253)	(453,287)
Interest Expense	(502,730)	(103,693)
Other Income (Expense), Net	587,704	(885,451)

Consolidated Net Loss	$(1,106,968)	$(2,834,662)

(a)	All other operating expenses included in consolidated net loss include professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires.

The following discussion analyzes our operating results for the three months ended January 31, 2026 and compares those results to the three a months ended January 31, 2025. The discussion below also analyzes our liquidity and capital resources as of January 31, 2026 and material changes in those resources since the October 31, 2025. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three months ended January 31, 2026 and 2025 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

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

Our acquisition of InfiniVive MD, in 2021, provides us with revenue through sales of topical cosmetic conditioned media and exosomes serums.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of January 31, 2026, of $49.9 million. We incurred net losses of approximately $1.1 million and $10.9 million during the three months ended January 31, 2026 and the year ended October 31, 2025, respectively. We used cash in operating activities of $1.1 million and $0.4 million during the three months ended January 31, 2026 and 2025, respectively. We had a working capital deficit of approximately $4.5 million as of January 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern.

We have commenced the execution of our long-range business plan and efforts to generate additional revenue; however, our current cash position is not sufficient to support our daily operations for the next 12 months from the date of issuance of the financial statements. Our ability to continue as a going concern is dependent upon our ability to raise additional funds through debt or equity financings and our ability to further implement our business plan and generate additional revenue.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

The following table summarizes our operating results for the three months ended January 31, 2026 and 2025:

	Three Months Ended January 31,
	2026	2025

Product Sales	$529,417	$434,124
Product Sales, Related Parties	-	15,750
Total Revenue	529,417	449,874
Less: Cost of Goods Sold	(117,463)	(93,092)
Gross Profit	411,954	356,782
Selling, General and Administrative Expenses	(1,334,975)	(2,128,417)
Research and Development	(169,221)	(73,883)
Impairment Expense	(99,700)	-
Interest Expense	(502,730)	(103,693)
Gain on Forgiveness of Debt	300,000	343,938
Loss on Extinguishment of Debt	-	(1,235,000)
Unrealized Gain on Derivative/Warrant Liability	287,704	5,611
Net Loss	$(1,106,968)	$(2,834,662)

Net Loss

We recorded a net loss of $1,106,968 in the three months ended January 31, 2026, a decrease of $1,727,694 from the three months ended January 31, 2025 loss of $2,834,662, or 61%. The decreased loss in the three months ended January 31, 2026 was due to a decrease in consulting costs from the three months ended January 31, 2025 and the loss on extinguishment of debt that occurred in the three months ended January 31, 2025. We expect to continue reporting losses until such time, if ever, we can improve the operation of our subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended January 31, 2026, increased by $79,543, or 18%, from the three months ended January 31, 2025. The increase is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the three months ended January 31, 2026 and 2025, research and development product sales were $98,955 and $111,667, respectively, a decrease in the three months ended January 31, 2026 of $12,712, or 11%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing fewer CAFs and native fibroblasts in the three months ended January 31, 2026, which included the holiday season in 2025. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended January 31, 2026 and 2025 were $384,276 and $283,442 respectively, an increase of $100,834, or 36%. The increase is attributable to increased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated significantly more patients during the three months ended January 31, 2026. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended January 31, 2026 and 2025, were $0 and $15,750, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended January 31, 2026 totaled $117,463 compared to $93,092 during the three months ended January 31, 2025, an increase of $24,371, or 26%, resulting in gross profit of $411,954 and $356,782 for the three months ended January 31, 2026 and 2025, respectively. The gross profit percentages for the three months ended January 31, 2026 and 2025 were 78% and 79%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the three months ended January 31, 2026 and 2025. The overall increase in gross profit in the three months ended January 31, 2026 was attributable to an increase in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses decreased from $2,128,417 in the three months ended January 31, 2025, to $1,334,975 in the three months ended January 31, 2026. This decrease of $793,442 or 37% was primarily due to a reduction in consulting fees of $597,853

Research and Development

Research and development expenses for the three months ended January 31, 2026 and 2025 were $169,221 and $73,883, respectively, an increase of $95,338, or 129%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the three months ended January 31, 2026, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy and its regenerative aesthetics products through InfiniVive MD for future clinical trials. In the three months ended January 31, 2025, the Company had had more available funds and completed more research work during the period.

Impairment Expense

Impairment expense for the three months ended January 31, 2026, was $99,700. This expense is due to a failed production batch of AlloRx. There was no impairment expense recorded in the three months ended January 31, 2025.

Interest Expense

Interest expense for the three months ended January 31, 2026, was $502,730, an increase of $399,037 or 385%, from the interest expense for the three months ended January 31, 2025, of $103,693. This increase is due to debt discount accretion costs related to the 2025 Senior Secured Notes.

Gain on Forgiveness of Debt

During the three months ended January 31, 2026, the Company negotiated a vendor credit of $300,000 against open accounts payable. During the three months ended January 31, 2025, the Company negotiated a settlement of the 2021 Series Convertible Notes Payable, whereby the Company would pay a total of $225,000 over a four month period ending May 1, 2025. The remaining principal balance of $255,000 and all accrued interest totaling $88,938, have been forgiven. The transactions resulted in a gain on forgiveness of debt of $343,938.

Loss on Extinguishment of Debt

During the three months ended January 31, 2025, the Company negotiated an extension to the July Series 2024 Target note in return for $245,000 in additional principal and pre-funded warrants valued at $990,000, creating the loss on extinguishment of debt of $1,235,000. There were no similar transactions during the three months ended January 31, 2026.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2005, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. For the three months ended January 31, 2026 and 2025, this liability was marked to market, resulting in an unrealized gain during the three months ended January 31, 2026 and 2025 of $287,704 and $5,611, respectively.

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

Working Capital

As of January 31, 2026, we had a working capital deficit of approximately $4.5 million, comprised of current assets of $0.9 million and current liabilities of $5.4 million. The working capital deficit at January 31, 2026 decreased approximately $0.3 million, or 6%, from October 31, 2025, our prior fiscal year end. Cash decreased from $0.6 million as of October 31, 2025, to $0.5 million at January 31, 2026, a 17% decrease.

As a result of our limited working capital position as of January 31, 2026, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Our working capital needs beyond the next 12 months include ongoing general and administrative expenses and research and development expenses, the latter of which are expected to increase if and when we commence one or more of our planned clinical trials. In addition to our long-term debt obligations, our long-term capital requirements also include the cost of adding additional clean rooms for manufacturing, which is estimated to cost approximately $0.3 to $1.0 million depending on the amount of anticipated production increase, available capital and manufacturing demands at that time.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the three months ended January 31, 2026 and 2025:

	Three months ended January 31,
	2026	2025

Net Cash Used in Operating Activities	$(1,108,396)	$(428,336)
Net Cash Used in Investing Activities	(158)	(74)
Net Cash provided by (Used in) Financing Activities	997,294	(29,226)
Beginning Cash Balance	604,183	571,360
Ending Cash Balance	$492,923	$113,724

Operating Activities

Net cash used in operating activities during the three months ended January 31, 2026, was $1,108,396, compared to $428,336 during the three months ended January 31, 2025, representing an increase of $680,060, or 159%, due to a significant reduction in accounts payable.

Investing Activities

Cash used in investing activities during the three months ended January 31, 2026, was $158 in patent costs compared to $74 in patent costs in the three months ended January 31, 2025, representing an increase in cash used of $84.

Financing Activities

Cash provided by financing activities during the three months ended January 31, 2026, was $997,294, while cash used in financing activities during the three months ended January 31, 2025 was $29,226, representing an increase of $1,026,520 or 3,512%. During the three months ended January 31, 2025, we paid $25,000 on the 2022 Series Convertible Notes and made capital lease principal payments of $4,226. During the three months ended January 31, 2026, we issued $1,000,000 in Series A-1 Preferred Stock and made capital lease principal payments of $2,706.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2026, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There are many risks inherent in our business. Factors that could materially adversely affect our business, financial condition, operating results or liquidity, and the trading price of our common stock are described under Item 1A, Risk Factors, of the Form 10-K filed with the SEC on February 13, 2026. There have been no material changes regarding risk factors since that date:

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

VITRO BIOPHARMA, INC.
(Registrant)

Date: March 16, 2026	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: March 16, 2026		/s/ Thomas W. Ohrt
Thomas W. Ohrt, Chief Financial Officer
(Principal Financial Officer)

