Form 10-Q
period 2026-04-30
Vitro Biopharma, Inc.
filed 2026-06-15
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

As of June 15, 2026, there were outstanding 4,517,651 shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended APRIL 30, 2026

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	April 30, 2026	October 31, 2025

ASSETS

Cash	$122,577	$604,183
Accounts Receivable, Net	62,244	80,526
Accounts Receivable – Related Party	-	2,250
Inventory	138,919	134,833
Prepaid Expense	40,311	40,311

Total Current Assets	364,051	862,103

Goodwill	3,171,581	3,171,581
Intangible Assets, Net	312,370	327,608
Property and Equipment, Net	59,930	42,168
Patents, Net	163,820	156,631
Right of Use Asset – Operating Lease	294,526	360,681
Other Assets	8,438	8,438
Total Assets	$4,374,716	$4,929,210

LIABILITIES

Accounts Payable	$2,390,844	$2,317,673
Accounts Payable – Related Party	22,610	22,610
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	968,275	1,041,833
Accrued Liabilities – Related Party	970,000	970,000
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	125,000	593,750
2025 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	6,596,624	-
Derivative/Warrant Liability	4,764,588	66,032
Accrued Interest – Related Party	150,000	-
Current Maturities of Capital Lease Obligations	860	5,043
Current Maturities of Operating Lease Obligations	111,327	136,813
Total Current Liabilities	16,625,515	5,679,141

Operating Lease Obligation, Net of Current Portion	183,199	223,868
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2022 Series Convertible Notes Payable	200,000	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	374,829	367,166
2023 Series B Convertible Notes Payable – Stock Settled, Net	722,521	636,296
2025 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	-	5,799,081
Derivative/Warrant Liability	31,835	5,505,710
Long Term Accrued Interest Payable	460,629	387,531
Long Term Accrued Interest Payable – Related Party	319,983	474,838
Total Long-Term Liabilities	4,282,242	15,583,736

Total Liabilities	20,907,757	21,262,877

STOCKHOLDERS’ DEFICIT

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001
- Series A Convertible Preferred Stock, 250,000 Shares Authorized, 0 and 0 Outstanding, respectively	-	-
- Series A-1 Convertible Preferred Stock, 750,000 Shares Authorized, 129,065 and 35,000 Outstanding, respectively	129	35
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,517,651 and 4,460,535 Outstanding, respectively	4,517	4,460
Additional Paid in Capital	35,008,001	32,547,333
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(51,461,688)	(48,801,495)

Total Stockholders’ Deficit	(16,533,041)	(16,333,667)

Total Liabilities and Stockholders’ Deficit	$4,374,716	$4,929,210

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2026	Three Months Ended April 30, 2025

Product Sales	$446,295	$509,334
Product Sales, Related Party	-	2,250
Total Revenue	446,295	511,584
Cost of Goods Sold	(103,798)	(134,827)
Gross Profit	342,497	376,757

Operating Costs and Expenses:
Selling, General and Administrative	1,404,747	1,236,638
Research and Development	109,806	222,431

Loss From Operations	(1,172,056)	(1,082,312)

Other Expense:
Interest Expense	(508,965)	(395,960)
Loss on Extinguishment of Debt	(312,550)	-
Unrealized Gain (Loss) on Derivative/Warrant Liability	440,346	(514)

Net Loss	(1,553,225)	(1,478,786)

Cumulative Series A-1 Convertible Preferred Stock Dividend Requirement	(39,912)	-

Net Loss Available to Common Stockholders	$(1,593,137)	$(1,478,786)

Net Loss per Common Share, Basic and Diluted	$(0.35)	$(0.33)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,517,651	4,460,535

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended April 30, 2026	Six Months Ended April 30, 2025

Product Sales	$975,712	$943,458
Product Sales, Related Party	-	18,000
Total Revenue	975,712	961,458
Cost of Goods Sold	(221,261)	(227,919)
Gross Profit	754,451	733,539

Operating Costs and Expenses:
Selling, General and Administrative	2,739,722	3,365,055
Research and Development	279,027	296,314
Impairment Expense	99,700	-

Loss From Operations	(2,363,998)	(2,927,830)

Other Expense:
Interest Expense	(1,011,695)	(499,653)

Gain on Forgiveness of Debt	300,000	343,938
Loss on Extinguishment of Debt	(312,550)	(1,235,000)
Unrealized Gain on Derivative/Warrant Liability	728,050	5,097

Net Loss	(2,660,193)	(4,313,448)

Cumulative Series A-1 Convertible Preferred Stock Dividend Requirement	(66,959)	-

Net Loss Available to Common Stockholders	$(2,727,152)	$(4,313,448)

Net Loss per Common Share, Basic and Diluted	$(0.61)	$(0.97)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	4,493,065	4,460,535

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended April 30, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at October 31, 2024	-	$-	4,460,535	$4,460	$29,028,260	$(84,000)	$(37,949,693)	$(9,000,973)

Pre-funded Warrants Issued for Services	-	-	-	-	528,000	-	-	528,000
Pre-funded Warrants Issued as Part of Debt Extinguishment	-	-	-	-	990,000		-	990,000
Stock Based Compensation	-	-	-	-	408,234	-	-	408,234
Net loss	-	-	-	-	-	-	(2,834,662)	(2,834,662)

Balance at January 31, 2025	-	-	4,460,535	4,460	30,954,494	(84,000)	(40,784,355)	(9,909,401)

Stock Based Compensation	-	-	-	-	322,734	-	-	322,734
Net Loss	-	-	-	-	-	-	(1,478,786)	(1,478,786)

Balance at April 30, 2025	-	$-	4,460,535	$4,460	$31,277,228	$(84,000)	$(42,263,141)	$(11,065,453)

Balance at October 31, 2025	35,000	$35	4,460,535	$4,460	32,547,333	(84,000)	(48,801,495)	(16,333,667)

Issuance of Series A-1 Preferred Stock	50,000	50	-	-	999,950	-	-	1,000,000
Cashless Exercise of Stock Options	-	-	57,116	57	(57)	-	-	-
Stock Based Compensation	-	-	-	-	291,630	-	-	291,630
Net Loss	-	-	-	-	-	-	(1,106,968)	(1,106,968)

Balance at January 31, 2026	85,000	85	4,517,651	4,517	33,838,856	(84,000)	(49,908,463)	(16,149,005)

Issuance of Series A-1 Preferred Stock	5,000	5	-	-	99,995	-	-	100,000
Conversion of 2024 Notes to Series A-1 Preferred Stock	39,065	39	-	-	781,261	-	-	781,300
Extinguishment of Derivative/Warrant Liabilities	-	-	-	-	47,268	-	-	47,268
Stock Based Compensation	-	-	-	-	240,621	-	-	240,621
Net Loss	-	-	-	-	-	-	(1,553,225)	(1,553,225)

Balance at April 30, 2026	129,065	$129	4,517,651	$4,517	$35,008,001	$(84,000)	$(51,461,688)	$(16,533,041)

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30, 2026	Six months Ended April 30, 2025

Operating Activities

Net Loss	$(2,660,193)	$(4,313,448)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Gain on Forgiveness of Debt	(300,000)	(343,938)
Unrealized Gain on Derivative/Warrant Liability	(728,050)	(5,097)
Depreciation Expense	16,043	61,968
Amortization Expense	15,238	15,238
Amortization of Operating Lease – ROU Asset	66,155	60,961
Accretion of Debt Discount	891,430	367,356
Stock Based Compensation	532,251	730,968
Pre-funded Warrants issued for Services	-	528,000
Loss on Extinguishment of Debt	312,550	1,235,000
Changes in Assets and Liabilities
Accounts Receivable	18,282	76,168
Accounts Receivable – Related Party	2,250	(2,250)
Inventory	(4,086)	(51,188)
Prepaid Expenses	-	(17,581)
Accounts Payable	373,171	418,233
Accounts Payable – Related Party	-	22,610
Operating Lease Obligation	(66,155)	(60,961)
Accrued Liabilities	(73,558)	31,834
Accrued Interest	73,098	73,098
Accrued Interest – Related Parties	(4,855)	54,326

Net Cash Used in Operating Activities	(1,536,429)	(1,118,703)

Investing Activities

Acquisition of Property and Equipment	(33,805)	-
Patent Costs	(7,189)	(2,781)

Net Cash Used in Investing Activities	(40,994)	(2,781)

Financing Activities

Issuance of Series A-1 Convertible Preferred Stock	1,100,000	-
Issuance of 2025 Series Senior Secured Convertible Notes Payable – Stock Settled	-	5,350,000
Payment of 2024 Senior Secured Convertible Notes Payable	-	(4,370,000)
Payment of 2021 Series Convertible Note Payable – Related Party	-	(225,000)
Capital Lease Principal Payments	(4,183)	(6,801)

Net Cash Provided by Financing Activities	1,095,817	748,199

Total Cash Used During the Period	(481,606)	(373,285)
Beginning Cash Balance	604,183	571,360

Ending Cash Balance	$122,577	$198,075

Cash Paid for Interest	$97	$4,872
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Cashless Exercise of Stock Options	$57	$-
Conversion of 2024 Senior Secured Convertible Notes Payable	$468,750	$-
Extinguishment of Derivative/Warrant Liabilities	$47,269	$-
Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$-	$4,760,115
Discount on Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$-	$4,760,115

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026 AND 2025

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

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiary, InfiniVive MD, LLC (“InfiniVive”).

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

Concentrations

During the three and six months ended April 30, 2026 and 2025, 0% and 0%, and 0% and 2% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 29% stockholder. During the three months ended April 30, 2026, 25% and 12% of the Company’s total revenue was attributable to product sales to two customers. During the three months ended April 30, 2025, two customers accounted for 33% and 24% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the three months ended April 30, 2026 or 2025. During the six months ended April 30, 2026, 28%, 13% and 11% of the Company’s total revenue was attributable to product sales to three customers. During the six months ended April 30, 2025, two customers accounted for 36% and 22% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the six months ended April 30, 2026 or 2025.

As of April 30, 2026, two customers accounted for 26% and 10% of total accounts receivable, respectively. No other customer accounted for more than 10% of total accounts receivable. As of April 30, 2026, Dr. Zamora accounted for 0% of accounts receivable.

During the three and six months ended April 30, 2026 and 2025, foreign purchasers accounted for 86% and 50%, and 72% and 68% of total revenues, respectively. All sales to foreign customers were conducted in US Dollars.

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

InfiniVive product sales: InfiniVive, via call-in and online orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following tables summarize the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended April 30, 2026	Three Months Ended April 30, 2025
Revenues:
Research and development products	$164,797	$122,328
AlloRx Stem Cells to Foreign Third-Party Clinics	101,780	365,825
InfiniVive products	179,718	22,449
Fitore products	-	982

Total	$446,295	$511,584

The following tables summarize the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Six Months Ended April 30, 2026	Six Months Ended April 30, 2025
Revenues:
Research and development products	$248,517	$239,898
AlloRx Stem Cells to Foreign Third-Party Clinics	486,056	649,266
InfiniVive products	241,139	69,387
Fitore products	-	2,907

Total	$975,712	$961,458

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

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2025 and April 30, 2026, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement. The Company did not recognize any of this net deferred revenue during the three and six months ended April 30, 2026 and 2025.

The table below summarizes Deferred Revenues as of April 30, 2026:

	October 31, 2025	Other Project Income Recognized	Net Revenue Deferred	April 30, 2026
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of October 31, 2025:

	October 31, 2024	Other Project Income Recognized	Net Revenue Deferred	October 31, 2025
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the current expected credit loss method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of April 30, 2026 and October 31, 2025, total accounts receivable, including related party amounts of $0 and $2,250, amounted to $62,244 and $82,776, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of April 30, 2026 and October 31, 2025, the allowance for credit losses was $0 and $0, respectively. No bad debt expense was recognized during the six months ended April 30, 2026 and 2025.

As of April 30, 2026, two customers accounted for 26% and 10% of accounts receivable. As of October 31, 2025, 36% of the Company’s accounts receivable were attributable to sales to one customer. No other customer comprised more than 10% of the accounts receivable balance as of April 30, 2026 or October 31, 2025.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the six months ended April 30, 2026 and 2025, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	April 30, 2026	April 30, 2025

Stock options outstanding	1,028,308	1,112,923
Shares to be issued in connection with exercise of warrants	149,727	215,881
2022 Series Convertible Notes Payable - common shares	7,692	7,692
2023 Series Convertible Notes Payable – Stock Settled	34,142	31,984
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	3,076	3,076
2023 Series B Convertible Notes Payable - Stock Settled	108,520	101,522
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	39,881	39,881
2024 Series Senior Secured Convertible Notes Payable – Stock Settled	8,333	39,583
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	289,583	289,583
2024 Pre-funded Warrants	1,107,500	1,107,500
2025 Pre-funded Warrants	276,000	276,000
2025 Series Senior Secured Convertible Notes Payable – Stock Settled	2,126,623	1,737,013
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	1,488,637	1,215,909
Series A-1 Convertible Preferred Stock	645,325	-
Total	7,313,347	6,178,547

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or net realizable value. Inventories consisted of the following at the balance sheet dates:

	April 30, 2026	October 31, 2025

Finished Goods	$138,919	$134,833
Total inventory	$138,919	$134,833

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the three and six months ended April 30, 2026 and 2025, the Company recorded $0 and $99,700, and $0 and $0 in impairment expense, respectively.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of April 30, 2026 and October 31, 2025 were $163,827 and $156,631 respectively.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $2.7 million for the six months ended April 30, 2026. The Company had a working capital deficit of approximately $16.3 million as of April 30, 2026. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As of April 30, 2026 and October 31, 2025, the estimated fair values of the Company’s financial liabilities are presented in the following table:

April 30, 2026
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$2,279
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	29,556
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	12,556
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	4,752,032
Total	$4,796,423

October 31, 2025
2023 Series Convertible Notes Payable - Stock Settled - Derivative/Warrant Liability	$4,122
2023 Series B Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	53,442
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	66,032
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – Derivative/Warrant Liability	5,448,146
Total	$5,571,742

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2025 Series Senior Secured Convertible Notes, its 2024 Series Senior Secured Convertible Notes Payable and its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Six Months Ended April 30, 2026	Year Ended October 31, 2025
Beginning Balance	$5,571,742	$280,972
Additions	-	5,783,825
Subtractions	(47,269)	-
Total Unrealized Gains	(728,050)	(493,055)
Ending Balance	$4,796,423	$5,571,742

During the three and six months ended April 30, 2026 and 2025, the unrealized (gain) or loss on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was ($25,111) and ($25,729), and $560 and $466, respectively.

During the three and six months ended April 30, 2026 and 2025, the unrealized (gain) or loss on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was ($1,270) and ($6,207), and ($6,421) and ($11,938), respectively. On February 24, 2025, $468,750 of these notes were converted to Series A-1 Preferred Stock. As a result, $47,269 of Derivative Warrant Liability was recognized and reclassified to Additional Paid-in Capital.

During the three and six months ended April 30, 2026 and 2025, the unrealized (gain) or loss on the Derivative Warrant Liability associated with the 2025 Series Senior Secured convertible notes payable – stock settled was ($413,965) and $(696,114), and $6,375 and $6,375, respectively.

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable, the 2024 Series Senior Secured Convertible Notes Payable - Stock Settled and the 2025 Series Senior Secured Convertible Notes Payable – Stock Settled during the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at April 30, 2026 and October 31, 2025:

	April 30, 2026	October 31, 2025
Risk-free interest rate	3.79%-4.02%	3.61%-4.36%
Dividend yield	0.00%	0.00%
Volatility factor	128.19%-132.3%	129.58%-136.33%
Weighted average expected life (years)	1.0 - 2.0	1.5 – 2.5

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	April 30, 2026	October 31, 2025

Leasehold improvements	$12,840	$12,840
Property and equipment	1,085,900	1,052,095
Total cost	1,098,740	1,064,935
Less accumulated depreciation	(1,038,810)	(1,022,767)
Net property and equipment	$59,930	$42,168

Depreciation expense for the three and six months ended April 30, 2026 and 2025 was $7,039 and $16,043, and $24,534 and $61,968, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of April 30, 2026:

	Remaining Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	10.25 years	$693,330	$(418,512)	$(136,398)	$138,420
Patents, know-how and unpatented technology	10.25 years	710,060	(388,259)	(147,851)	173,950
Customer relationships	0 years	114,536	(17,108)	(97,428)	-
Total		$1,517,926	$(823,879)	$(381,677)	312,370

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2025:

	Remaining Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	10.75 years	$693,330	$(418,512)	$(129,646)	$145,172
Patents, know-how and unpatented technology	10.75 years	710,060	(388,259)	(139,365)	182,436
Customer relationships	0 years	114,536	(17,108)	(97,428)	-
Total		$1,517,926	$(823,879)	$(366,439)	327,608

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31:

2026 (six months remaining)	$15,237
2027	30,475
2028	30,475
2029	30,475
2030	30,475
Thereafter	175,233
Total	$312,370

During the three and six months ended April 30, 2026 and 2025, the Company recorded amortization expense of $7,619 and $15,238, and $7,619 and $15,238, respectively.

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

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	April 30, 2026	October 31, 2025
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$294,526	$360,681
Total Lease Assets		$294,526	$360,681

Liabilities
Current:
Operating	Operating lease liabilities	$111,327	$136,813
Finance	Finance lease liabilities	860	5,043
Noncurrent:
Operating	Operating lease liabilities	183,199	223,868
Total Lease Liabilities		$295,386	$365,724

The following table shows the classification and location of the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Six Months Ended April 30,
	Location	2026	2025
Operating lease expense	General and administrative expense	$83,004	$110,273
Finance lease expense:
Interest on lease liability	Interest expense	97	452
Total Lease expense		$83,101	$110,725

Minimum contractual obligations for the Company’s leases (undiscounted) as of April 30, 2026 were as follows:

	Operating	Finance
Fiscal year 2026 (six months remaining)	$83,935	$870
Fiscal year 2027	84,609	-
Fiscal year 2028	67,734	-
Fiscal year 2029	67,734	-
Thereafter	45,156	-
Total Lease Payments	$349,168	$870
Less Imputed interest	(54,642)	(10)
Total lease liability	$294,526	$860

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	April 30, 2026		October 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	2.0	0.25	3.9	0.54
Weighted-average discount rate (1)	10.00%	6.78%	10.00%	6.69%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Six Months Ended April 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Cash payments for operating leases	$82,824	$81,515
Cash payments for finance leases	$4,280	$7,253

The Company recorded amortization of the operating lease right-of-use asset of $33,489 and $66,155, and $29,681 and $60,961 for the three and six months ended April 30, 2026 and 2025, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of April 30, 2026 and October 31, 2025:

	April 30, 2026	October 31, 2025

Short Term
2024 Senior secured convertible notes payable	$125,000	$593,750
2025 Senior secured convertible notes payable	8,187,500	-
Discount 2025 Senior secured convertible notes payable	(1,590,876)	-
Total Short-Term Debt	6,721,624	593,750
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2022 Series convertible notes	200,000	200,000
2023 Series convertible notes – stock settled	405,000	405,000
Discount 2023 Series convertible notes	(30,171)	(37,834)
2023 Series B convertible notes – stock settled	1,312,600	1,312,600
Discount 2023 Series B convertible notes	(590,079)	(676,304)
2025 Senior secured convertible notes payable	-	8,187,500
Discount 2025 Senior secured convertible notes payable	-	(2,388,419)
Total Long-Term Debt	3,286,596	8,991,789
Total Debt	$10,008,220	$9,585,539

The table below presents the future maturities of outstanding debt obligations as of April 30, 2026:

Fiscal year 2026	$125,000
Fiscal year 2027	8,387,500
Fiscal year 2028	1,717,600
Fiscal year 2029	-
Fiscal year 2030	-
Fiscal year 2031	1,989,246
Total	$12,219,346

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $11,225 and $22,829, and $11,226 and $22,829, for the three and six months ended April 30, 2026 and 2025, respectively. During the six months ended April 30, 2026, the Company paid down the interest on this note by $51,923. Accrued interest on this note was $201,219 and $230,313 as of April 30, 2026 and October 31, 2025, respectively. This note is unsecured. The original maturity date of this note was December 31, 2025. As of December 31, 2025, the Company and the related party signed an amendment to this note to extend the maturity date to December 31, 2030. In addition to the change to the maturity date, the Company agreed to pay the lender $150,000 per year, with such payments to be applied to accrued interest on this note.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $11,918 and $24,238, and $11,918 and $24,238, for the three and six months ended April 30, 2026, and 2025, respectively. Accrued interest on this note was $268,764 and $244,526 as of April 30, 2026 and October 31, 2025, respectively. This note is unsecured. The original maturity date of this note was December 31, 2025 As of December 31, 2025, the Company and the related party signed an amendment to this note to extend the maturity date to December 31, 2030.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible (i) upon the closing of a Qualified Financing of at least $5,000,000, (ii) upon the closing of a change in control, (iii) at the option of the holder of the notes or (iv) at maturity. During the three and six months ended April 30, 2026 and 2025, the Company recorded $2,438 and $4,959, and $2,438 and $4,959 in interest expense on these notes, respectively. As of April 30, 2026 and October 31, 2025, the Company had accrued $38,192 and $33,233, respectively, in interest on these notes.

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

The $73,213 discount associated with the January 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025 is 13.0% and 13.0%, and 13.0% and 13.0%, respectively. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $3,830 and $7,663, and $3,371 and $6,745, respectively, and a (gain) or loss on the fair value of the warrant liability of ($1,798) and ($1,843), and $25 and $33, respectively.

The $568,574 discount associated with the March 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025 is 44.6% and 44.6%, and 44.6% and 44.6%, respectively. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $28,169 and $54,345, and $18,457 and $35,610, respectively, and a (gain) or loss on the fair value of the warrant liability of ($13,988) and ($14,332), and $192 and $259, respectively.

The $354,810 discount associated with the June 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025 is 39.5% and 39.5%, and 39.5% and 39.5%, respectively. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $16,431 and $31,881, and $11,282 and $21,891, respectively, and a (gain) or loss on the fair value of the warrant liability of ($9,324) and ($9,554), and $128 and $173, respectively.

During the three and six months ended April, 2026 and 2025 the Company recorded $7,900 and $16,067, and $7,900 and $16,067, respectively, in interest expense on the January 2023 Notes. During the three and six months ended April 30, 2026 and 2025, the Company recorded $15,364 and $31,245, and $15,364 and $31,245, respectively, in interest expense on the March 2023 Notes. During the three and six months ended April 30, 2026 and 2025, the Company recorded $10,241 and $20,827, and $10,241 and $20,827, respectively, in interest expense on the June 2023 Notes.

As of April 30, 2026 and October 31, 2025, the Company had accrued $107,196 and $91,129, respectively, in interest on the January 2023 Notes. As of April 30, 2026 and October 31, 2025, the Company had accrued $194,748 and $163,503, respectively, in interest on the March 2023 Notes. As of April 30, 2026 and October 31, 2025, the Company had accrued $120,493 and $99,666, respectively, in interest on the June 2023 Notes.

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

The combination of the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes and the $2,732,304 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025, is 659% and 659%, and 659% and 659%, respectively, for the November issuance and 624% and 624%, and 624% and 624%, respectively, for the January issuance. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $0 and $0, respectively.

Pursuant to ASC 480, the Company assessed the January Series 2024 Notes and the July Series 2024 Notes comparing the present value of the cash flows of both notes at the January Series 2024 Notes effective interest rate. Because the difference between the present value of the January Series 2024 Notes and July Series 2024 Notes cash flows was greater than 10%, the two sets of notes were deemed to be substantially different and, as such, the extinguishment of January Series 2024 Notes were recorded as a gain in the statement of operations. Immediately prior to the extinguishment, the Company recorded a gain on the fair value of the warrant liability of $1,713,320. On the day of the extinguishment, the Company recorded additional proceeds of $300,000, additional original issuance discount of $75,000, the extinguishment of the original warrant liability of $990,719, and a gain on the transaction of $740,724.

The combination of the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes and the $157,733 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted through the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025 is over 5,000%. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $450 and $2,269, and $2,365 and $4,398 respectively. On February 24, 2026, the holder of the April Series 2024 Notes converted their note with a face amount of $218,750 to the Company’s Series A-1 Preferred stock. The remaining balance of the warrant liability of $22,059 was reclassified to Additional Paid-in Capital. Since the notes were converted at a discounted price, the Company recognized a $145,850 loss on extinguishment of debt.

The combination of the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes and the $269,752 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted through the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025 was over 104,000%. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $820 and $3,938, and $4,055 and $7,540, respectively. On February 24, 2026, three of the four holders of the May Series 2024 Notes converted their notes with a face amount of $250,000 to the Company’s Series A-1 Preferred stock. The remaining balance of the warrant liability related to these three notes of $25,210 was reclassified to Additional Paid-in Capital. Since the notes were converted at a discounted price, the Company recognized a $166,700 loss on extinguishment of debt.

During the three and six months ended April 30, 2026 and 2025, no interest expense was recorded on the Series 2024 Notes. As of April 30, 2026 and October 31, 2025, no accrued interest was recorded on the Series 2024 Notes.

The July Series 2024 Target note was extended to March 31, 2025, with an increase in the principal amount of $245,000 and pre-funded warrants were issued for a value of $990,000 as part of the extension transaction. In accordance with ASC 470, the Company has evaluated the consideration given for the extension of the Target note and has determined that the July Series 2024 Target note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company has recorded a loss on extinguishment of debt of $1,235,000 for the six months ended April 30, 2025. As of March 3, 2025, the Company had paid the July Series 2024 Target note’s entire balance of $4,370,000.

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

The combination of the original issuance discount of $1,250,000 associated with the collected proceeds compared to the principal value of the February Series 2025 Notes and the $4,448,036 discount associated with the February Series 2025 Warrants results in a net discount of $5,698,036 that is accreted over twelve months utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025, is 321% and 321%, and 321% and 321%, respectively, for the February issuance. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $300,984 and $300,984, respectively and a gain on the fair value of the warrant liability of $0 and $0, and $6,628 and $6,628, respectively.

The combination of the original issuance discount of $87,500 associated with the collected proceeds compared to the principal value of the April Series 2025 Notes and the $312,079 discount associated with the April Series 2025 Warrants results in a net discount of $399,579 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025 is 409% and 409%, and 409% and 409%, respectively. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $2,126 and $2,126, respectively, and a (gain) or loss on the fair value of the warrant liability of $0 and $0, and ($252) and ($252), respectively.

The combination of the original issuance discount of $81,250 associated with the collected proceeds compared to the principal value of the May Series 2025 Notes and the $289,787 discount associated with the May Series 2025 Warrants results in a net discount of $371,037 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025 is 453% and 453%, and 453% and 453%, respectively. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $0 and $0, and $0 and $0, respectively.

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

The combination of the original issuance discount of $218,750 associated with the collected proceeds compared to the principal value of the October Series 2025 Notes and the $2,169,669 revised discount associated with the Series 2025 Warrants results in a net discount of $2,388,419 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three and six months ended April 30, 2026 and 2025 is 27% and 27%, and 0% and 0%, respectively. During the three and six months ended April 30, 2026 and 2025, the Company recorded accretion expense of $405,213 and $797,543, and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $413,965 and $696,114, and $0 and $0, respectively.

During the three and six months ended April 30, 2026 and 2025, no interest expense was recorded on the Series 2025 Notes. As of April 30, 2026 and October 31, 2025, no accrued interest was recorded on the Series 2025 Notes.

The Company has exercised its right to a one year extension of these notes, with a new maturity date of February 27, 2027.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. In May 2025, the Company designated 750,000 shares as Series A-1 Convertible Preferred Shares for a private placement of the A-1 stock for a maximum of $15 million. As of April 30, 2026 and October 31, 2025, 129,065 and 35,000 shares of Series A-1 Convertible Preferred Stock were issued and outstanding. During the three and six months ended April 30, 2026, dividends of $39,912 and $66,959 were recorded, respectively. As of April 30, 2026 and October 31, 2025, the accrued dividend on the outstanding preferred was $83,375 and $16,416, respectively.

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

Activity for the six months ended April 30, 2026 and the year ended October 31, 2025

During the three months ended April 30, 2026, the Company issued 5,000 shares of its Series A-1 Convertible Preferred Stock for proceeds of $100,000 as part of an ongoing private placement.

During the three months ended April 30, 2026, the Company issued 39,065 shares of its Series A-1 Convertible Preferred Stock for conversion of $468,750 of 2024 Series Senior Secured Convertible Notes as part of an ongoing private placement.

During the three months ended January 31, 2026, the Company issued 50,000 shares of its Series A-1 Convertible Preferred Stock for proceeds of $1 million as part of an ongoing private placement.

During the year ended October 31, 2025, the Company issued 35,000 shares of its Series A-1 Convertible Preferred Stock for proceeds of $700,000 as part of an ongoing private placement.

Common Stock

As of April 30, 2026, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of April 30, 2026 and October 31, 2025, 4,517,651, and 4,460,535 shares were issued and outstanding, respectively.

Effective January 5, 2026, an option holder exercised their right to complete a cashless exercise exchanging 84,615 options for 57,116 shares of common stock.

There were no grants of common shares or exercise of options during the year ended October 31, 2025.

Stock-Based Compensation

There were no grants of stock purchase options during the six months ended April 30, 2026 or 2025.

The table below presents option activity for the six months ended April 30, 2026 and the year ended October 31, 2025:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2024	1,112,923	$10.84	5.64	$1,560,431
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2025	1,112,923	10.84	4.64	501,923
Options exercised	(84,615)	1.30	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at April 30, 2026	1,028,308	$10.84	4.32	$375,000

Stock based compensation expense related to options for the three and six months ended April 30, 2026 and 2025 amounted to $240,621 and $532,251, and $322,734 and $730,968, respectively. As of April 30, 2026 and October 31, 2025, 977,923 and 1,058,692 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $260,652 and $792,903 as of April 30, 2026 and October 31, 2025, respectively.

Warrants

Activity for the six months ended April 30, 2026

During the six months ended April 30, 2026 the Company issued 28,846 warrants with an exercise price of $16.25 in connection with the conversion of 2024 Senior Secured Notes.

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

A & B Warrants

A summary of the Company’s common stock underlying its outstanding A and B warrants as of April 30, 2026 and October 31, 2025 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2024	261,650	$26.00	1.31
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(78,846)	26.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2025	182,804	26.00	0.70
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period		-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	(33,077)	-	-
Outstanding – April 30, 2026	149,727	$26.00	0.3

Pre-Funded Warrants

A summary of the Company’s common stock underlying its outstanding pre-funded warrants as of April 30, 2026 and October 31, 2025 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2024	1,107,500	$0.001	N/A
Pre-Funded Warrants – Granted during the period	276,000	0.001	N/A
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – October 31, 2025	1,383,500	0.001	N/A
Pre-Funded Warrants – Granted during the period	-	-	-
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – April 30, 2026	1,383,500	$0.001	N/A

Other Warrants

A summary of the Company’s common stock underlying other warrants as of April 30, 2026 and October 31, 2025 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2024	-	$-	N/A
Warrants – Issued during the period	-	-	N/A
Warrants – Exercised during the period	-	-	-
Warrants – Expired during the period	-	-	-
Outstanding – October 31, 2025	-	-	N/A
Warrants – Issued during the period	28,846	-	16.25
Warrants – Exercised during the period	-	-	-
Warrants – Expired during the period	-	-	-
Outstanding – April 30, 2026	28,846	$-	16.25

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

On December 1, 2021, the Company and John Evans, a former CFO of the Company, entered into a Consulting Agreement (“Evans Consulting Agreement”). Under the terms of the Evans Consulting Agreement, Mr. Evans is to provide advisory services to the CEO and CFO of the Company. The Evans Consulting Agreement expires on December 1, 2025. Per mutual verbal agreement, the Company has deferred and accrued $146,333 of such compensation as of April 30, 2026. The Company will continue to make payments to Mr. Evans after the expiration of the agreement to retire this accrued liability.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Receivable and Revenues

Dr. Zamora, former CEO and 29% stockholder, is also a customer of the Company in his capacity as a practicing physician. As of April 30, 2026 and October 31, 2025, Dr. Zamora owed the Company $0 and $2,250, respectively. During the three and six months ended April 30, 2026 and 2025, Dr. Zamora accounted for $0 and $0, and $2,250 and $18,000 in product sales, respectively. These sales amounts were 0% and 0%, and 0% and 2%, respectively, for the three and six months ended April 30, 2026 and 2025, respectively.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of April 30, 2026 and October 31, 2025, the Company owes this entity $0 and $0, respectively, in past due rent. The rental rates charged to the Company are $5,645 per month, with no escalators, and the lease runs through June of 2030.

During the six months ended April 30, 2026, the Company paid it’s founder a total of $51,923 of the accrued interest on the 6% Notes. As of April 30, 2026 and October 31, 2025, the Company owed the Company’s CEO $22,610 in travel expense reimbursements and $970,000 in accrued, but unpaid, bonuses.

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

The following table presents the operating results of the segment:

	Three Months Ended April 30, 2026	Three Months Ended April 30, 2025
Revenues	$446,295	$511,584
Less Significant Segment Expenses:
Cost of Sales	(103,798)	(134,827)
Total Compensation and Benefits Cost	(411,252)	(348,945)
Research and Development	(109,806)	(222,431)
All Other Operating Expenses (Excluding Depreciation, Amortization and Stock Based Compensation) (a)	(738,216)	(531,806)
Other Segment Items:
Depreciation, Amortization and Stock-Based Compensation	(255,279)	(354,887)
Interest Expense	(508,965)	(395,960)
Other Income (Expense), Net	127,796	(514)

Consolidated Net Loss	$(1,553,225)	$(1,478,786)

(a)	All other operating expenses included in consolidated net loss include professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

The following table presents the operating results of the segment:

	Six Months Ended April 30, 2026	Six Months Ended April 30, 2025
Revenues	$975,712	$961,458
Less Significant Segment Expenses:
Cost of Sales	(221,261)	(227,919)
Total Compensation and Benefits Cost	(854,779)	(774,162)
Research and Development	(279,027)	(296,314)
Impairment Expense	(99,700)	-
All Other Operating Expenses (Excluding Depreciation, Amortization and Stock Based Compensation) (a)	(1,321,411)	(1,782,720)
Other Segment Items:
Depreciation, Amortization and Stock-Based Compensation	(563,532)	(808,173)
Interest Expense	(1,011,695)	(499,653)
Other Income (Expense), Net	715,500	(885,965)

Consolidated Net Loss	$(2,660,193)	$(4,313,448)

(a)	All other operating expenses included in consolidated net loss include professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

NOTE 12 – SUBSEQUENT EVENTS

Effective May 1, the Company reached agreement with the holder of the Series 2025 Senior Secured Convertible Note whereby the note holder would convert their note to the Company’s Series A-1 Preferred Stock when the Company raised a total of $8.5 million in proceeds from sale of the Series A-1 Preferred Stock.

On May 15, 2026, a group of investors invested a total of $7.3 million in the Company’s Series A-1 Preferred Stock in its ongoing private placement, bringing the total raised to $9.2 million. This triggered the conversion of the 2025 Senior Secured Convertible Note noted above, resulting in the issuance of 682,292 shares of the Company’s Series A-1 Preferred Stock. In addition, this investment triggered the conversion of the 2022 Series Notes and related accrued interest into 11,931 shares of the Company’s Series A-1 Preferred Stock and conversion of the 2023 Series Notes into 143,050 shares of the Company’s Series A-1 Preferred Stock. The total number of shares of Series A-1 Preferred Stock issued, based on these conversions, was 837,273 shares.

As part of the conversion of notes and the investment of the $7.3 million, the Company added certain redemption features for the benefit of all holders of the Series A-1 Preferred Stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires.

The following discussion analyzes our operating results for the three and six months ended April 30, 2026 and compares those results to the three and six months ended April 30, 2025. The discussion below also analyzes our liquidity and capital resources as of April 30, 2026 and material changes in those resources since the October 31, 2025. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three and six months ended April 30, 2026 and 2025 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

Overview

We are an innovative biotechnology company targeting autoimmune diseases and inflammatory disorders, with an ancillary focus in the research services and cosmeceutical fields. With respect to our regenerative medicine business, we are developing novel cellular therapeutic candidates intended to address significant unmet medical needs. In the United States, we are authorized to conduct two clinical trials under two FDA IND applications to assess the safety and efficacy of AlloRx Stem Cell therapy in PTHS and Long COVID and expect to commence those trials in 2026 pending receipt of sufficient working capital. We generate revenue from our other technologies through a number of other activities, including through the sale of our stem cell products as well as cosmeceuticals through InfiniVive MD, our wholly-owned subsidiary, which helps to alleviate our expenses.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of April 30, 2026, of $51.1 million. We incurred net losses of approximately $2.7 million and $10.9 million during the six months ended April, 2026 and the year ended October 31, 2025, respectively. We used cash in operating activities of $1.5 million and $1.1 million during the six months ended April 30, 2026 and 2025, respectively. We had a working capital deficit of approximately $16.3 million as of April 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended April 30, 2026 and 2025:

	Three Months Ended April 30,
	2026	2025

Product Sales	$446,295	$509,334
Product Sales, Related Parties	-	2,250
Total Revenue	446,295	511,584
Less: Cost of Goods Sold	(103,798)	(134,827)
Gross Profit	342,497	376,757
Selling, General and Administrative Expenses	(1,404,747)	(1,236,638)
Research and Development	(109,806)	(222,431)
Interest Expense	(508,965)	(395,960)
Loss on Extinguishment of Debt	(312,550)	-
Unrealized Gain (Loss) on Derivative/Warrant Liability	440,346	(514)
Net Loss	$(1,553,225)	$(1,478,786)

Net Loss

We recorded a net loss of $1,553,225 in the three months ended April 30, 2026, an increase of $74,439 from the three months ended April 30, 2025 loss of $1,478,786, or 5%. The increased loss in the three months ended April 30, 2026 was related to the loss on extinguishment of debt that occurred in the three months ended April 30, 2026. We expect to continue reporting losses until such time, if ever, we can improve the operation of our subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended April 30, 2026, decreased by $65,289, or 13%, from the three months ended April 30, 2025. The decrease is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the three months ended April 30, 2026 and 2025, research and development product sales were $164,797 and $122,328, respectively, an increase in the three months ended April 30, 2026 of $42,469, or 35%. The increase was attributable to biopharmaceutical institutions, university research labs and clinics purchasing more CAFs and native fibroblasts in the three months ended April 30, 2026. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended April 30, 2026 and 2025 were $101,780 and $365,825 respectively, a decrease of $264,045, or 72%. The decrease is attributable to decreased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated significantly fewer patients during the three months ended April 30, 2026. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Sales of InfiniVive products for the three months ended April 30, 2026 and 2025 were $179,718 and $22,449 respectively, an increase of $157,269, or 701%. The increase is attributable to increased sales efforts for the InfiniVive product line and better acceptance of the products for novel treatments. We expect InfiniVive product sales domestically and internationally to increase over the next year as these products expand into additional foreign and domestic third-party clinics and med spas.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended April 30, 2026 and 2025, were $0 and $2,250, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended April 30, 2026 totaled $103,798 compared to $134,827 during the three months ended April 30, 2025, a decrease of $31,029, or 23%, resulting in gross profit of $342,497 and $376,757 for the three months ended April 30, 2026 and 2025, respectively. The gross profit percentages for the three months ended April 30, 2026 and 2025 were 77% and 74%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the three months ended April 30, 2026 and 2025. The overall increase in gross profit in the three months ended April 30, 2026 was attributable to a decrease in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses increased from $1,236,638 in the three months ended April 30, 2025, to $1,404,747 in the three months ended April 30, 2026. This increase of $168,109 or 14% was primarily due to an increase in salaries and consulting fees.

Research and Development

Research and development expenses for the three months ended April 30, 2026 and 2025 were $109,806 and $222,431, respectively, a decrease of $112,625, or 51%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the three months ended April 30, 2026, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy and its regenerative aesthetics products through InfiniVive MD for future clinical trials. In the three months ended April 30, 2025, the Company had more available funds and completed more research work during the period.

Interest Expense

Interest expense for the three months ended April 30, 2026, was $508,965, an increase of $113,005 or 29%, from the interest expense for the three months ended April 30, 2025, of $395,960. This increase is due to debt discount accretion costs related to the 2025 Senior Secured Notes.

Loss on Extinguishment of Debt

During the three months ended April 30, 2026, four of the investors in the 2024 Series Senior Secured Notes converted their notes to Series A-1 Preferred, with a price discounted to 60% of the offering price of the Series A-1, per their note agreement, creating the loss on extinguishment of debt of $312,500. There were no similar transactions during the six months ended April 30, 2025.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2005, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. For the three months ended April 30, 2026 and 2025, this liability was marked to market, resulting in an unrealized gain during the three months ended April 30, 2026 of $440,346 while in the three months ended April 30, 2025, we had a loss of $514.

The following table summarizes our operating results for the six months ended April 30, 2026 and 2025:

	Six Months Ended April 30,
	2026	2025

Product Sales	$975,712	$943,458
Product Sales, Related Parties	-	18,000
Total Revenue	975,712	961,458
Less: Cost of Goods Sold	(221,261)	(227,919)
Gross Profit	754,451	733,539
Selling, General and Administrative Expenses	(2,739,722)	(3,365,055)
Research and Development	(279,027)	(296,314)
Impairment Expense	(99,700)	-
Interest Expense	(1,011,695)	(499,653)
Gain on Forgiveness of Debt	300,000	343,938
Loss on Extinguishment of Debt	(312,550)	(1,235,000)
Unrealized Gain on Derivative/Warrant Liability	728,050	5,097
Net Loss	$(2,660,193)	$(4,313,448)

Net Loss

We recorded a net loss of $2,660,193 in the six months ended April 30, 2026, a decrease of $1,653,255 from the six months ended April 30, 2025 loss of $4,313,448, or 38%. The decreased loss in the six months ended April 30, 2026 was due to a decrease in consulting costs from the six months ended April 30, 2025 and the loss on extinguishment of debt that occurred in the six months ended April 30, 2025. We expect to continue reporting losses until such time, if ever, we can improve the operation of our subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the six months ended April 30, 2026, increased to $975,712, from $961,458, or 1%, from the six months ended April 30, 2025. The increase is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the six months ended April 30, 2026 and 2025, research and development product sales were $248,517 and $239,898, respectively, an increase in the six months ended April 30, 2026 of $8,619, or 4%. The increase was attributable to biopharmaceutical institutions, university research labs and clinics purchasing more CAFs and native fibroblasts in the three months ended April 30, 2026. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the six months ended April 30, 2026 and 2025 were $486,056 and $649,266 respectively, a decrease of $163,210, or 25%. The decrease is attributable to decreased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated significantly fewer patients during the three months ended April 30, 2026. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients.

Sales of InfiniVive products for the six months ended April 30, 2026 and 2025 were $241,139 and $69,387 respectively, an increase of $171,752, or 248%. The increase is attributable to increased sales efforts for the InfiniVive product line and better acceptance of the products for novel treatments. We expect InfiniVive product sales domestically and internationally to increase over the next year as these products expand into additional foreign and domestic third-party clinics and med spas.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the six months ended April 30, 2026 and 2025, were $0 and $18,000, respectively.

Cost of Goods Sold

Our cost of goods sold during the six months ended April 30, 2026 totaled $221,261 compared to $227,919 during the six months ended April 30, 2025, a decrease of $6,658, or 3%, resulting in gross profit of $754,451 and $733,539 for the six months ended April 30, 2026 and 2025, respectively. The gross profit percentages for the six months ended April 30, 2026 and 2025 were 77% and 76%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the six months ended April 30, 2026 and 2025. The overall increase in gross profit in the six months ended April 30, 2026 was attributable to an increase in revenue from product sales, as discussed above under “Product Sales.”

Selling, General and Administrative Expenses

SG&A expenses decreased from $3,365,055 in the six months ended April 30, 2025, to $2,739,722 in the six months ended April 30, 2026. This decrease of $625,333 or 19% was primarily due to a reduction in consulting fees.

Research and Development

Research and development expenses for the six months ended April 30, 2026 and 2025 were $279,027 and $296,314, respectively, a decrease of $17,287, or 6%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the six months ended April 30, 2026, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy and its regenerative aesthetics products through InfiniVive MD for future clinical trials. In the six months ended April 30, 2025, the Company had more available funds and completed slightly more research during the period.

Impairment Expense

Impairment expense for the six months ended April 30, 2026, was $99,700. This expense is due to a failed production batch of AlloRx. There was no impairment expense recorded in the six months ended April 30, 2025.

Interest Expense

Interest expense for the six months ended April 30, 2026, was $1,011,695, an increase of $512,042 or 102%, from the interest expense for the six months ended April 30, 2025, of $499,653. This increase is due to debt discount accretion costs related to the 2025 Senior Secured Notes.

Gain on Forgiveness of Debt

During the six months ended April 30, 2026, the Company negotiated a vendor credit of $300,000 against open accounts payable. During the six months ended April 30, 2025, the Company negotiated a settlement of the 2021 Series Convertible Notes Payable, whereby the Company would pay a total of $225,000 over a four month period ending May 1, 2025. The remaining principal balance of $255,000 and all accrued interest totaling $88,938, have been forgiven. The transactions resulted in a gain on forgiveness of debt of $343,938.

Loss on Extinguishment of Debt

During the three months ended April 30, 2026, four of the investors in the 2024 Series Senior Secured Notes converted their notes to Series A-1 Preferred, with a price discounted to 60% of the offering price of the Series A-1, per their note agreement, creating the loss on extinguishment of debt of $312,500. During the six months ended April 30, 2025, the Company negotiated an extension to the July Series 2024 Target note in return for $245,000 in additional principal and pre-funded warrants valued at $990,000, creating the loss on extinguishment of debt of $1,235,000.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2025, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. For the six months ended April 30, 2026 and 2025, this liability was marked to market, resulting in an unrealized gain during the six months ended April 30, 2026 and 2025 of $728,050 and $5,097, respectively.

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

Working Capital

As of April 30, 2026, we had a working capital deficit of approximately $16.3 million, comprised of current assets of $0.4 million and current liabilities of $16.7 million. The working capital deficit at April 30, 2026 increased approximately $11.4 million, or 238%, from October 31, 2025, our prior fiscal year end. Cash decreased from $0.6 million as of October 31, 2025, to $0.1 million at April 30, 2026, an 80% decrease.

As a result of our limited working capital position as of April 30, 2026, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the six months ended April 30, 2026 and 2025:

	Six months ended April 30,
	2026	2025

Net Cash Used in Operating Activities	$(1,536,429)	$(1,118,703)
Net Cash Used in Investing Activities	(40,994)	(2,781)
Net Cash provided by Financing Activities	1,095,817	748,199
Beginning Cash Balance	604,183	571,360
Ending Cash Balance	$122,577	$198,075

Operating Activities

Net cash used in operating activities during the six months ended April 30, 2026, was $1,536,429, compared to $1,118,703 during the six months ended April 30, 2025, representing an increase of $417,726, or 37%, due to a significant reduction in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities during the six months ended April 30, 2026, was $40,994 with $33,805 in equipment acquisitions in the six months ended April 30, 2026 and patent costs of $7,189 during the six months ended April 30, 2026 compared to $2,781 in patent costs in the six months ended April 30, 2025, representing an increase in cash used of $38,213.

Financing Activities

Cash provided by financing activities during the six months ended April 30, 2026, was $1,095,817, while cash provided by financing activities during the six months ended April 30, 2025 was $748,199, representing an increase of $347,618 or 46%. During the six months ended April 30, 2026, we issued $1,100,000 in Series A-1 Preferred Stock and made capital lease principal payments of $4,183. During the six months ended April 30, 2025, we issued $6,687,500 in 2025 Series Senior Secured Convertible Notes for net proceeds of $5,350,000, we paid $4,370,000 to retire the 2024 Senior Secured Convertible Notes, we paid $225,000 on the 2021 Series Convertible Notes and we made capital lease principal payments of $6,801.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2026, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VITRO BIOPHARMA, INC.
(Registrant)

Date: June 15, 2026	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: June 15, 2026		/s/ Thomas W. Ohrt
Thomas W. Ohrt, Chief Financial Officer
(Principal Financial Officer)

