Form 10-Q
period 2026-07-31
Vitro Biopharma, Inc.
filed 2026-09-18
CIK 793171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

As of September 18, 2026, there were outstanding 4,517,651  shares of the registrant’s Common Stock, $0.001 par value.

vitro biopharma inc.

Form 10-q

For the quarterly period ended JULY 31, 2026

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Vitro BioPharma, Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2026	October 31, 2025

ASSETS

Cash	$5,737,675	$604,183
Accounts Receivable, Net	91,672	80,526
Accounts Receivable – Related Party	-	2,250
Inventory	296,211	134,833
Prepaid Expense	40,311	40,311

Total Current Assets	6,165,869	862,103

Goodwill	3,171,581	3,171,581
Intangible Assets, Net	304,751	327,608
Property and Equipment, Net	170,576	42,168
Patents, Net	168,933	156,631
Right of Use Asset – Operating Lease	259,914	360,681
Other Assets	8,438	8,438
Total Assets	$10,250,062	$4,929,210

LIABILITIES

Accounts Payable	$678,987	$2,317,673
Accounts Payable – Related Party	22,610	22,610
Notes Payable	125,000	-
Deferred Revenue, Net	525,387	525,387
Accrued Liabilities	923,799	1,041,833
Accrued Liabilities – Related Party	970,000	970,000
2024 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	-	593,750
Derivative/Warrant Liability	-	66,032
Accrued Interest – Related Party	150,000	-
Current Maturities of Capital Lease Obligations	-	5,043
Current Maturities of Operating Lease Obligations	89,173	136,813
Total Current Liabilities	3,484,956	5,679,141

Operating Lease Obligation, Net of Current Portion	170,741	223,868
Unsecured 6% Note Payable – Related Party	767,288	767,288
Unsecured 4% Note Payable – Related Party	1,221,958	1,221,958
2022 Series Convertible Notes Payable	-	200,000
2023 Series Convertible Notes Payable - Stock Settled, Net	-	367,166
2023 Series B Convertible Notes Payable – Stock Settled, Net	-	636,296
2025 Series Senior Secured Convertible Notes Payable – Stock Settled, Net	-	5,799,081
Derivative/Warrant Liability	-	5,505,710
Long Term Accrued Interest Payable	-	387,531
Long Term Accrued Interest Payable – Related Party	301,230	474,838
Total Long-Term Liabilities	2,461,217	15,583,736

Total Liabilities	5,946,173	21,262,877

REDEEMABLE PREFERRED STOCK
Preferred Stock, 5,000,000 Shares Authorized, par value $0.001
- Series A-1 Convertible Preferred Stock, 1,500,000 Shares Authorized, 1,348,838 and 0- Outstanding, respectively	27,408,123	-

STOCKHOLDERS’ DEFICIT

Preferred Stock, 5,000,000 Shares Authorized, par value $0.001
- Series A-1 Convertible Preferred Stock, 750,000 Shares Authorized, 0 and 35,000 Outstanding, respectively	-	35
Common stock, 19,230,770 Shares Authorized, par value $0.001, 4,517,651 and 4,460,535 Outstanding, respectively	4,517	4,460
Additional Paid in Capital	37,411,997	32,547,333
Less Treasury Stock	(84,000)	(84,000)
Accumulated Deficit	(60,436,748)	(48,801,495)

Total Stockholders’ Deficit	(23,104,234)	(16,333,667)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$10,250,062	$4,929,210

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025

Product Sales	$570,464	$595,143
Product Sales, Related Party	-	13,500
Total Revenue	570,464	608,643
Cost of Goods Sold	(144,638)	(69,612)
Gross Profit	425,826	539,031

Operating Costs and Expenses:
Selling, General and Administrative	1,406,807	1,309,934
Research and Development	277,128	119,210

Loss From Operations	(1,258,109)	(890,113)

Other Expense:
Interest Expense	(108,460)	(859,591)
Gain on Forgiveness of Debt	1,058,264	-
Loss on Extinguishment of Debt	(8,303,109)	-
Unrealized Gain on Derivative/Warrant Liability	67,677	51,166

Net Loss	(8,543,737)	(1,698,538)

Cumulative Series A-1 Convertible Preferred Stock Dividend Requirement	(347,947)	(3,901)

Net Loss Available to Common Stockholders	$(8,891,684)	$(1,702,439)

Net Loss per Common Share, Basic and Diluted	$(1.51)	$(0.29)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	5,901,151	5,844,035

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended July 31, 2026	Nine months Ended July 31, 2025

Product Sales	$1,546,176	$1,538,601
Product Sales, Related Party	-	31,500
Total Revenue	1,546,176	1,570,101
Cost of Goods Sold	(365,899)	(297,531)
Gross Profit	1,180,277	1,272,570

Operating Costs and Expenses:
Selling, General and Administrative	4,146,529	4,674,989
Research and Development	556,155	415,524
Impairment Expense	99,700	-

Loss From Operations	(3,622,107)	(3,817,943)

Other Expense:
Interest Expense	(1,120,155)	(1,359,244)

Gain on Forgiveness of Debt	1,358,264	343,938
Loss on Extinguishment of Debt	(8,615,659)	(1,235,000)
Unrealized Gain on Derivative/Warrant Liability	795,727	56,263

Net Loss	(11,203,930)	(6,011,986)

Cumulative Series A-1 Convertible Preferred Stock Dividend Requirement	(414,906)	(3,901)

Net Loss Available to Common Stockholders	$(11,618,836)	$(6,015,887)

Net Loss per Common Share, Basic and Diluted	$(1.97)	$(1.03)

Shares Used in Computing Net Loss per Common Share, Basic and Diluted	5,887,552	5,844,035

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended July 31, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Total

Balance at October 31, 2024	-	$-	4,460,535	$4,460	$29,028,260	$(84,000)	$(37,949,693)	$(9,000,973)

Pre-funded Warrants Issued for Services	-	-	-	-	528,000	-	-	528,000
Pre-funded Warrants Issued as Part of Debt Extinguishment	-	-	-	-	990,000		-	990,000
Stock Based Compensation	-	-	-	-	408,234	-	-	408,234
Net loss	-	-	-	-	-	-	(2,834,662)	(2,834,662)

Balance at January 31, 2025	-	-	4,460,535	4,460	30,954,494	(84,000)	(40,784,355)	(9,909,401)

Stock Based Compensation	-	-	-	-	322,734	-	-	322,734
Net Loss	-	-	-	-	-	-	(1,478,786)	(1,478,786)

Balance at April 30, 2025	-	-	4,460,535	4,460	31,277,228	(84,000)	(42,263,141)	(11,065,453)

Issuance of Series A-1 Convertible Preferred Stock	20,000	20	-	-	399,980	-	-	400,000
Stock Based Compensation	-	-	-	-	285,070	-	-	285,070
Net Loss	-	-	-	-	-	-	(1,698,538)	(1,698,538)

Balance at July 31, 2025	20,000	$20	4,460,535	$4,460	$31,962,278	$(84,000)	$(43,961,679)	$(12,078,921)

Balance at October 31, 2025	35,000	$35	4,460,535	$4,460	32,547,333	(84,000)	(48,801,495)	(16,333,667)

Issuance of Series A-1 Preferred Stock	50,000	50	-	-	999,950	-	-	1,000,000
Cashless Exercise of Stock Options	-	-	57,116	57	(57)	-	-	-
Stock Based Compensation	-	-	-	-	291,630	-	-	291,630
Net Loss	-	-	-	-	-	-	(1,106,968)	(1,106,968)

Balance at January 31, 2026	85,000	85	4,517,651	4,517	33,838,856	(84,000)	(49,908,463)	(16,149,005)

Issuance of Series A-1 Preferred Stock	5,000	5	-	-	99,995	-	-	100,000
Conversion of 2024 Notes to Series A-1 Preferred Stock	39,065	39	-	-	781,261	-	-	781,300
Extinguishment of Derivative/Warrant Liabilities	-	-	-	-	47,268	-	-	47,268
Stock Based Compensation	-	-	-	-	240,621	-	-	240,621
Net Loss	-	-	-	-	-	-	(1,553,225)	(1,553,225)

Balance at April 30, 2026	129,065	129	4,517,651	4,517	35,008,001	(84,000)	(51,461,688)	(16,533,041)

Reclassification of Preferred Stock to Redeemable Preferred Stock	(129,065)	(129)	-	-	(2,581,171)	-	-	(2,581,300)
Extinguishment of Derivative/Warrant Liabilities	-	-	-	-	4,728,747	-	-	4,728,747
Stock Based Compensation	-	-	-	-	256,420	-	-	256,420
Deemed Dividend on Redeemable Preferred Stock	-	-	-	-	-	-	(431,323)	(431,323)
Net Loss	-	-	-	-	-	-	(8,543,737)	(8,543,737)

Balance at July 31, 2026	-	$-	4,517,651	$4,517	$37,411,997	$(84,000)	$(60,436,748)	$(23,104,234)

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

Vitro BioPharma, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31, 2026	Nine months Ended July 31, 2025

Operating Activities

Net Loss	$(11,203,930)	$(6,011,986)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Gain on Forgiveness of Debt	(1,358,264)	(343,938)
Loss on Extinguishment of Debt	8,615,659	1,235,000
Unrealized Gain on Derivative/Warrant Liability	(795,727)	(56,263)
Depreciation Expense	34,843	83,533
Bad Debt Expense	-	2,726
Amortization Expense	22,857	22,857
Amortization of Operating Lease – ROU Asset	100,767	90,433
Accretion of Debt Discount	973,160	1,165,711
Stock Based Compensation	788,671	1,016,038
Pre-funded Warrants issued for Services	-	528,000
Changes in Operating Assets and Liabilities
Accounts Receivable	(11,146)	(5,989)
Accounts Receivable – Related Party	2,250	(15,750)
Inventory	(161,378)	(58,707)
Prepaid Expenses	-	11,781
Accounts Payable	(405,422)	358,632
Notes Payable	125,000	-
Accounts Payable – Related Party	-	22,610
Operating Lease Obligation	(100,767)	(90,433)
Accrued Liabilities	(118,033)	57,211
Accrued Interest	79,156	110,253
Accrued Interest – Related Parties	(23,608)	78,250

Net Cash Used in Operating Activities	(3,435,912)	(1,800,031)

Investing Activities

Acquisition of Property and Equipment	(163,251)	(1,310)
Patent Costs	(12,302)	(65,519)

Net Cash Used in Investing Activities	(175,553)	(66,829)

Financing Activities

Issuance of Series A-1 Convertible Preferred Stock	8,750,000	400,000
Issuance of 2025 Series Senior Secured Convertible Notes Payable – Stock Settled	-	5,675,000
Payment of 2024 Senior Secured Convertible Notes Payable	-	(4,370,000)
Payment of 2021 Series Convertible Note Payable – Related Party	-	(225,000)
Capital Lease Principal Payments	(5,043)	(9,419)

Net Cash Provided by Financing Activities	8,744,957	1,470,581

Total Cash Provided (Used) During the Period	5,133,492	(396,279)
Beginning Cash Balance	604,183	571,360

Ending Cash Balance	$5,737,675	$175,081

Cash Paid for Interest	$4,907	$5,029
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Cashless Exercise of Stock Options	$57	$-
Deemed Dividend	$431,323	$-
Reclassification of Preferred Stock to Redeemable Preferred Stock	$2,581,171
Conversion of 2022 Convertible Notes Payable to Redeemable Preferred Stock	$238,603	$-
Conversion of 2023 Convertible Notes Payable to Redeemable Preferred Stock	$484,022	$-
Conversion of 2023B Convertible Notes Payable to Redeemable Preferred Stock	$1,050,377	$-
Conversion of 2024 Senior Secured Convertible Notes Payable to Redeemable Preferred Stock	$468,750	$-
Conversion of 2025 Senior Secured Convertible Notes Payable to Redeemable Preferred Stock	$6,669,388	$-
Extinguishment of Derivative/Warrant Liabilities	$4,776,015	$-
Reclassification of the 2024 Series Convertible Notes to Notes Payable	$125,000	$-
Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$-	$5,054,057
Discount on Derivative/Warrant Liability on 2025 Series Senior Secured Notes Payable	$-	$5,054,057

The unaudited consolidated financial statements should be read in connection with the notes to the unaudited consolidated financial statements.

VITRO BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026 AND 2025

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

Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025, as filed with the SEC (“Form 10-K”). Unless otherwise noted in this Interim Report, there have been no material changes to the disclosures contained in the notes to the audited financial statements for the year ended October 31, 2025, contained in the Form 10-K.

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

Concentrations

During the three and nine months ended July 31, 2026 and 2025, 0% and 0%, and 2% and 2% respectively, of the Company’s total revenues were derived from sales to an entity controlled by the Company’s former Chief Executive Officer and President, Dr. Jack Zamora (“Dr. Zamora”) (Note 10). Dr. Zamora is also a 29% stockholder. During the three months ended July 31, 2026, two customers accounted for 34% and 16% of the Company’s total revenue. During the three months ended July 31, 2025, two customers accounted for 47% and 26% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the three months ended July 31, 2026 or 2025. During the nine months ended July 31, 2026, 18%, 18% and 11% of the Company’s total revenue was attributable to product sales to three customers. During the nine months ended July 31, 2025, three customers accounted for 39%, 18% and 13% of the Company’s revenues. Other than the revenues derived through sales to the customers referenced herein, no customer accounted for greater than 10% of the Company’s gross sales for the nine months ended July 31, 2026 or 2025.

As of July 31, 2026, three customers accounted for 12%, 11% and 10% of total accounts receivable, respectively. No other customer accounted for more than 10% of total accounts receivable. As of July 31, 2026, Dr. Zamora accounted for 0% of accounts receivable.

During the three and nine months ended July 31, 2026 and 2025, foreign purchasers accounted for 67% and 61%, and 81% and 71% of total revenues, respectively. All sales to foreign customers were conducted in US Dollars.

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

InfiniVive product sales: InfiniVive, via call-in and online orders, sells exosomes and daily cosmetic serum.

Disaggregation of revenue

The following tables summarize the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025
Revenues:
Research and development products	$74,431	$88,199
AlloRx Stem Cells to Foreign Third-Party Clinics	394,428	490,960
InfiniVive products	101,605	29,484

Total	$570,464	$608,643

The following tables summarize the Company’s revenue for the reporting periods, disaggregated by product or service type:

	Nine months Ended July 31, 2026	Nine months Ended July 31, 2025
Revenues:
Research and development products	$287,822	$355,238
AlloRx Stem Cells to Foreign Third-Party Clinics	937,998	1,113,085
InfiniVive products	320,356	98,871
Fitore products	-	2,907

Total	$1,546,176	$1,570,101

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

The Company records as deferred revenue amounts for which the Company has been paid but for which it has not yet achieved and delivered related milestones or when the level of effort required to complete performance obligations under an arrangement cannot be reasonably estimated under the terms of the related agreement. Deferred revenue is classified as current or long-term based on when management estimates the revenue will be recognized. As of October 31, 2025 and July 31, 2026, the Company has net deferred $525,387 in revenue, which is composed of $685,005 of deferred revenue, less $159,618 of prepaid project costs. The amount recorded as net deferred revenue will be recognized if and when the Company achieves and delivers the milestones under the terms of the agreement. The Company did not recognize any of this net deferred revenue during the three and nine months ended July 31, 2026 and 2025.

The table below summarizes Deferred Revenues as of July 31, 2026:

	October 31, 2025	Other Project Income Recognized	Net Revenue Deferred	July 31, 2026
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

The table below summarizes Deferred Revenues as of October 31, 2025:

	October 31, 2024	Other Project Income Recognized	Net Revenue Deferred	October 31, 2025
Deferred Revenue	$525,387	$-	$-	$525,387
Total	$525,387	$-	$-	$525,387

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company uses the current expected credit loss method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of July 31, 2026 and October 31, 2025, total accounts receivable, including related party amounts of $0 and $2,250, amounted to $91,672 and $82,776, respectively, net of allowances. The Company monitors accounts receivable for collectability and when doubt as to the realization of amounts recorded arises, an allowance is recorded and/or accounts deemed to be uncollectible will be written off. As of July 31, 2026 and October 31, 2025, the allowance for credit losses was $0 and $0, respectively. No bad debt expense was recognized during the three and nine months ended July 31, 2026. Bad debt expense of $2,726 and $2,726 was recognized during the three and nine months ended July 31, 2025.

As of July 31, 2026, three customers accounted for 12%, 11% and 10% of accounts receivable. As of October 31, 2025, 36% of the Company’s accounts receivable were attributable to sales to one customer. No other customer comprised more than 10% of the accounts receivable balance as of July 31, 2026 or October 31, 2025.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the nine months ended July 31, 2026 and 2025, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	July 31, 2026	July 31, 2025

Stock options outstanding	1,028,308	1,112,923
Shares to be issued in connection with exercise of warrants	68,958	187,035
2022 Series Convertible Notes Payable - common shares	-	7,692
2023 Series Convertible Notes Payable – Stock Settled	-	32,528
2023 Series Convertible Notes Payable – Stock Settled - warrants issuable	24,924	3,076
2023 Series B Convertible Notes Payable - Stock Settled	-	103,286
2023 Series B Convertible Notes Payable - Stock Settled - warrants issuable	80,776	39,881
2024 Series Senior Secured Convertible Notes Payable – Stock Settled	-	39,583
2024 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	117,188	289,583
2025 Series Senior Secured Convertible Notes Payable – Stock Settled	-	1,842,532
2025 Series Senior Secured Convertible Notes Payable – Stock Settled – warrants issuable	2,046,875	1,289,773
Series A-1 Convertible Preferred Stock	6,744,188	100,000
Total	10,111,217	5,047,892

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (using the specific identification method) or net realizable value. Inventories consisted of the following at the balance sheet dates:

	July 31, 2026	October 31, 2025

Raw Materials	$27,550	$-
Finished Goods	268,661	134,833
Total inventory	$296,211	$134,833

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. During the three and nine months ended July 31, 2026 and 2025, the Company recorded $0 and $99,700, and $0 and $0 in impairment expense, respectively.

Patents

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are capitalized as incurred and will not be amortized until a patent is granted at which time they will be amortized. Capitalized patent costs recorded as of July 31, 2026 and October 31, 2025 were $168,933 and $156,631 respectively.

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

Redeemable Preferred Stock

The Company accounts for its redeemable preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity. Preferred stock that is mandatorily redeemable and that does not contain a substantive conversion option is classified as a liability and measured initially at fair value. Subsequent measurement follows the effective interest method or settlement value if the amount or timing varies. Preferred stock that is not mandatorily redeemable under ASC 480 but is redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the Company’s control is classified outside of permanent stockholders’ equity as temporary, or mezzanine, equity.

If the instrument is currently redeemable, or if it is probable that it will become redeemable, the carrying amount is adjusted to the maximum redemption amount at each reporting date.

Cumulative dividends, whether or not declared, and adjustments to the carrying value are charged against retained earnings and reduce income available to common stockholders in the calculation of earnings per share.

Redeemable preferred stock classified as temporary equity is presented between liabilities and permanent equity on the balance sheet.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of approximately $11.2 million for the nine months ended July 31, 2026. The Company had a working capital surplus of approximately $2.7 million as of July 31, 2026. In addition, the revenues of the Company do not provide adequate working capital for the Company to sustain its current and planned business operations.

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

As of October 31, 2025, the estimated fair values of the Company’s financial liabilities are presented in the following table:

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

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s warrants included with its 2025 Series Senior Secured Convertible Notes, its 2024 Series Senior Secured Convertible Notes Payable and its 2023 Series Convertible Notes Payable, categorized as Level 3:

	Nine months Ended July 31, 2026	Year Ended October 31, 2025
Beginning Balance	$5,571,742	$280,972
Additions	-	5,783,825
Settlements	(4,776,015)	-
Total Unrealized Gains	(795,727)	(493,055)
Ending Balance	$-	$5,571,742

During the three and nine months ended July 31, 2026 and 2025, the unrealized gain on the Derivative Warrant Liability associated with the two tranches of 2023 Series Convertible Notes Payable – Stock Settled was $1,002 and $26,731, and $2,097 and $1,631, respectively. On May 15, 2026, all of the 2023 notes, totaling $1,717,600, were converted to Series A-1 Preferred Stock. As a result, $30,833 of Derivative Warrant Liability was recognized and reclassified to Additional Paid-in Capital.

During the three and nine months ended July 31, 2026 and 2025, the unrealized gain on the Derivative Warrant Liability associated with the 2024 Series Senior Secured convertible notes payable – stock settled was $0 and $6,207, and $2,537 and $14,476, respectively. On February 24, 2026, $468,750 of these notes were converted to Series A-1 Preferred Stock. As a result, $47,269 of Derivative Warrant Liability was recognized and reclassified to Additional Paid-in Capital.

During the three and nine months ended July 31, 2026 and 2025, the unrealized gain on the Derivative Warrant Liability associated with the 2025 Series Senior Secured convertible notes payable – stock settled was $54,119 and $750,233, and $46,532 and $40,156, respectively. On May 15, 2026, all of these notes, totaling $8,187,500, were converted to Series A-1 Preferred Stock. As a result, $4,697,914 of Derivative Warrant Liability was recognized and reclassified to Additional Paid-in Capital.

The fair value of the warrants granted in connection with the 2023 Series Convertible Notes Payable, the 2024 Series Senior Secured Convertible Notes Payable - Stock Settled and the 2025 Series Senior Secured Convertible Notes Payable – Stock Settled during the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions at July 31, 2026 and October 31, 2025:

	July 31, 2026	October 31, 2025
Risk-free interest rate	3.79%-4.26%	3.61%-4.36%
Dividend yield	0.00%	0.00%
Volatility factor	128.19%-132.3%	129.58%-136.33%
Weighted average expected life (years)	1.0 - 2.0	1.5 – 2.5

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation at the balance sheet dates:

	July 31, 2026	October 31, 2025

Leasehold improvements	$38,926	$12,840
Property and equipment	1,189,260	1,052,095
Total cost	1,228,186	1,064,935
Less accumulated depreciation	(1,057,610)	(1,022,767)
Net property and equipment	$170,576	$42,168

Depreciation expense for the three and nine months ended July 31, 2026 and 2025 was $18,800 and $34,843, and $21,565 and $83,533, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of July 31, 2026:

	Remaining Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	10 years	$693,330	$(418,512)	$(139,774)	$135,044
Patents, know-how and unpatented technology	10 years	710,060	(388,259)	(152,094)	169,707
Customer relationships	0 years	114,536	(17,108)	(97,428)	-
Total		$1,517,926	$(823,879)	$(389,296)	304,751

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The following table sets forth the carrying amounts of intangible assets and goodwill including accumulated amortization as of October 31, 2025:

	Remaining Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Trademarks and tradenames	10.75 years	$693,330	$(418,512)	$(129,646)	$145,172
Patents, know-how and unpatented technology	10.75 years	710,060	(388,259)	(139,365)	182,436
Customer relationships	0 years	114,536	(17,108)	(97,428)	-
Total		$1,517,926	$(823,879)	$(366,439)	327,608

	Remaining Useful Life	Cost	Impairment	Net Carrying Value
Goodwill	Indefinite	$4,523,040	$(1,351,459)	$3,171,581

The table below presents anticipated future amortization expense related to the Company’s intangible assets for each of the succeeding five fiscal years ending October 31:

2026 (three months remaining)	$7,618
2027	30,475
2028	30,475
2029	30,475
2030	30,475
Thereafter	175,233
Total	$304,751

During the three and nine months ended July 31, 2026 and 2025, the Company recorded amortization expense of $7,619 and $22,857, and $7,619 and $22,857, respectively.

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

The following table shows the classification and location of the Company’s leases in the Consolidated Balance Sheets:

Leases	Balance Sheet Location	July 31, 2026	October 31, 2025
Assets
Noncurrent:
Operating	Right-of-use asset – operating lease	$259,914	$360,681
Total Lease Assets		$259,914	$360,681

Liabilities
Current:
Operating	Operating lease liabilities	$89,173	$136,813
Finance	Finance lease liabilities	-	5,043
Noncurrent:
Operating	Operating lease liabilities	170,741	223,868
Total Lease Liabilities		$259,914	$365,724

The following table shows the classification and location of the Company’s lease costs in the Consolidated Statements of Operations:

	Statements of Operations	Nine Months Ended July 31,
	Location	2026	2025
Operating lease expense	General and administrative expense	$124,754	$164,649
Finance lease expense:
Interest on lease liability	Interest expense	107	609
Total Lease expense		$124,861	$165,258

Minimum contractual obligations for the Company’s leases (undiscounted) as of July 31, 2026 were as follows:

Operating
Fiscal year 2026 (three months remaining)	$42,244
Fiscal year 2027	84,609
Fiscal year 2028	67,734
Fiscal year 2029	67,734
Thereafter	45,156
Total Lease Payments	$307,477
Less Imputed interest	(47,563)
Total lease liability	$259,914

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	July 31, 2026		October 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	2.0	0.0	3.9	0.54
Weighted-average discount rate (1)	10.00%	N/A	10.00%	6.69%

(1)	The discount rate used for the operating lease is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modification to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.

The following table includes other quantitative information for the Company’s leases for the periods indicated:

	Nine months Ended July 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Cash payments for operating leases	$124,514	$122,490
Cash payments for finance leases	$5,043	$10,028

The Company recorded amortization of the operating lease right-of-use asset of $34,611 and $100,767, and $29,472 and $90,433 for the three and nine months ended July 31, 2026 and 2025, respectively.

NOTE 7 – DEBT

The table below presents outstanding debt instruments as of July 31, 2026 and October 31, 2025:

	July 31, 2026	October 31, 2025

Short Term
2024 Senior secured convertible notes payable	$-	$593,750
Notes Payable	125,000	-
Total Short-Term Debt	125,000	593,750
Long Term
Unsecured 6% note payable – related party	$767,288	$767,288
Unsecured 4% note payable – related party	1,221,958	1,221,958
2022 Series convertible notes	-	200,000
2023 Series convertible notes – stock settled	-	405,000
Discount 2023 Series convertible notes	-	(37,834)
2023 Series B convertible notes – stock settled	-	1,312,600
Discount 2023 Series B convertible notes	-	(676,304)
2025 Senior secured convertible notes payable	-	8,187,500
Discount 2025 Senior secured convertible notes payable	-	(2,388,419)
Total Long-Term Debt	1,989,246	8,991,789
Total Debt	$2,114,246	$9,585,539

The table below presents the future maturities of outstanding debt obligations as of July 31, 2026:

Fiscal year 2026	$125,000
Fiscal year 2027	-
Fiscal year 2028	-
Fiscal year 2029	-
Fiscal year 2030	-
Fiscal year 2031	1,989,246
Total	$2,114,246

Unsecured 6% Note Payable - Related Party

Interest expense on this note was $11,604 and $34,433, and $11,604 and $34,433, for the three and nine months ended July 31, 2026 and 2025, respectively. During the nine months ended July 31, 2026, the Company paid down the interest on this note by $86,538. Accrued interest on this note was $178,208 and $230,313 as of July 31, 2026 and October 31, 2025, respectively. This note is unsecured. The original maturity date of this note was December 31, 2025. As of December 31, 2025, the Company and the related party signed an amendment to this note to extend the maturity date to December 31, 2030. In addition to the change to the maturity date, the Company agreed to pay the lender $150,000 per year, with such payments to be applied to accrued interest on this note.

Unsecured 4% Note Payable - Related Party

Interest expense on this note was $12,320 and $36,558, and $12,320 and $36,558, for the three and nine months ended July 31, 2026, and 2025, respectively. Accrued interest on this note was $281,084 and $244,526 as of July 31, 2026 and October 31, 2025, respectively. This note is unsecured. The original maturity date of this note was December 31, 2025 As of December 31, 2025, the Company and the related party signed an amendment to this note to extend the maturity date to December 31, 2030.

2022 Series Convertible Notes

During June and July, 2022, the Company issued a total of $200,000 in 2022 Series Convertible notes to two unrelated parties. These notes are unsecured, earn interest at a rate of 5% per annum and mature in June and July of 2027. These notes are payable solely in common stock of the Company and are convertible (i) upon the closing of a Qualified Financing of at least $5,000,000, (ii) upon the closing of a change in control, (iii) at the option of the holder of the notes or (iv) at maturity. During the three and nine months ended July 31, 2026 and 2025, the Company recorded $411 and $5,370, and $2,521 and $7,479 in interest expense on these notes, respectively. On May 15, 2026, the Company closed on $7.3 million in preferred stock financing triggering the automatic conversion clause of the 2022 Notes. As of May 15, 2026, these notes, and the related accrued interest of $68,603 were converted to 11,931 shares of the Company’s Series A-1 Preferred stock. As of July 31, 2026 and October 31, 2025, the Company had accrued $0 and $33,233, respectively, in interest on these notes.

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

The $73,213 discount associated with the January 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025 is 13.0% and 13.0%, and 13.0% and 13.0%, respectively. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $666 and $8,329, and $3,595 and $10,340, respectively, and a gain on the fair value of the warrant liability of $72 and $1,914, and $150 and $117, respectively.

The $568,574 discount associated with the March 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025 is 44.6% and 44.6%, and 44.6% and 44.6%, respectively. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $5,264 and $59,608, and $21,154 and $56,764, respectively, and a gain on the fair value of the warrant liability of $558 and $14,891, and $1,168 and $909, respectively.

The $354,810 discount associated with the June 2023 Warrants is accreted over five years utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025 is 39.5% and 39.5%, and 39.5% and 39.5%, respectively. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $3,035 and $34,916, and $12,784 and $34,675, respectively, and a gain on the fair value of the warrant liability of $372 and $9,926, and $779 and $606, respectively.

During the three and nine months ended July 31, 2026 and 2025 the Company recorded $1,332 and $17,398, and $8,166 and $24,233, respectively, in interest expense on the January 2023 Notes. During the three and nine months ended July 31, 2026 and 2025, the Company recorded $2,589 and $33,834, and $15,881 and $47,127, respectively, in interest expense on the March 2023 Notes. During the three and nine months ended July 31, 2026 and 2025, the Company recorded $1,726 and $22,553, and $10,586 and $31,414, respectively, in interest expense on the June 2023 Notes.

On May 15, 2026, the Company closed on $7.3 million in preferred stock financing triggering the automatic conversion clause of the 2023 Notes. As of May 15, 2026, the January notes of $405,000, and the related accrued interest of $108,527 were converted to 34,238 shares of the Company’s Series A-1 Preferred stock. The remaining balance of the warrant liability of $2,208 was reclassified to Additional Paid-in Capital. Since the notes were converted at a discounted price, the Company recognized a $171,233 loss on extinguishment of debt. Also on May 15, 2026, the March notes of $787,600, and the related accrued interest of $197,338 were converted to 65,663 shares of the Company’s Series A-1 Preferred stock. The remaining balance of the warrant liability of $17,175 was reclassified to Additional Paid-in Capital. Since the notes were converted at a discounted price, the Company recognized a $328,362 loss on extinguishment of debt. Also, on May 15, 2026, the June notes of $525,000, and the related accrued interest of $122,219 were converted to 43,149 shares of the Company’s Series A-1 Preferred stock. The remaining balance of the warrant liability of $11,450 was reclassified to Additional Paid-in Capital. Since the notes were converted at a discounted price, the Company recognized a $215,761 loss on extinguishment of debt.

As of July 31, 2026 and October 31, 2025, the Company had accrued $0 and $91,129, respectively, in interest on the January 2023 Notes. As of July 31, 2026 and October 31, 2025, the Company had accrued $0 and $163,503, respectively, in interest on the March 2023 Notes. As of July 31, 2026 and October 31, 2025, the Company had accrued $0 and $99,666, respectively, in interest on the June 2023 Notes.

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

The combination of the original issuance discount of $750,000 associated with the collected proceeds compared to the principal value of the January Series 2024 Notes and the $2,732,304 discount associated with the January Series 2024 Warrants results in a net discount of $3,482,304 that is accreted over six months utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025, is 659% and 659%, and 659% and 659%, respectively, for the November issuance and 624% and 624%, and 624% and 624%, respectively, for the January issuance. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $0 and $0, respectively.

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

The combination of the original issuance discount of $43,750 associated with the collected proceeds compared to the principal value of the April Series 2024 Notes and the $157,733 discount associated with the April Series 2024 Warrants results in a net discount of $201,483 that is accreted through the first day of the April Extension Period utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025 is over 5,000%. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $0 and $2,269, and $935 and $5,333 respectively. On February 24, 2026, the holder of the April Series 2024 Notes converted their note with a face amount of $218,750 to the Company’s Series A-1 Preferred stock. The remaining balance of the warrant liability of $22,059 was reclassified to Additional Paid-in Capital. Since the notes were converted at a discounted price, the Company recognized a $145,850 loss on extinguishment of debt.

The combination of the original issuance discount of $75,000 associated with the collected proceeds compared to the principal value of the May Series 2024 Notes and the $269,752 discount associated with the May Series 2024 Warrants results in a net discount of $344,752 that is accreted through the first day of the May Extension Period utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025 was over 104,000%. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $0 and $3,938, and $1,602 and $9,143, respectively. On February 24, 2026, three of the four holders of the May Series 2024 Notes converted their notes with a face amount of $250,000 to the Company’s Series A-1 Preferred stock. The remaining balance of the warrant liability related to these three notes of $25,210 was reclassified to Additional Paid-in Capital. Since the notes were converted at a discounted price, the Company recognized a $166,700 loss on extinguishment of debt. On May 15, 2026, the Board determined that the fifth holder of the May Series 2024 Notes was not going to convert their note with a face amount of $125,000 to the Company’s Series A-1 Preferred stock. The Board, therefore decided that the Company would repay the investor the $125,000 owed on the note. The $125,000 balance was reclassified to Notes Payable and will be remitted to the investor during the 4th quarter of Fiscal 2026. The remaining derivative warrant liability of $12,556 was recorded as an unrecognized gain on warrant liability.

During the three and nine months ended July 31, 2026 and 2025, no interest expense was recorded on the Series 2024 Notes. As of July 31, 2026 and October 31, 2025, no accrued interest was recorded on the Series 2024 Notes.

The July Series 2024 Target note was extended to March 31, 2025, with an increase in the principal amount of $245,000 and pre-funded warrants were issued for a value of $990,000 as part of the extension transaction. In accordance with ASC 470, the Company has evaluated the consideration given for the extension of the Target note and has determined that the July Series 2024 Target note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company has recorded a loss on extinguishment of debt of $1,235,000 for the nine months ended July 31, 2025. As of March 3, 2025, the Company had paid the July Series 2024 Target note’s entire balance of $4,370,000.

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

The combination of the original issuance discount of $1,250,000 associated with the collected proceeds compared to the principal value of the February Series 2025 Notes and the $4,448,036 discount associated with the February Series 2025 Warrants results in a net discount of $5,698,036 that is accreted over twelve months utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025, is 321% and 321%, and 321% and 321%, respectively, for the February issuance. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $690,163 and $991,147, respectively and a gain on the fair value of the warrant liability of $0 and $0, and $37,130 and $30,502, respectively.

The combination of the original issuance discount of $87,500 associated with the collected proceeds compared to the principal value of the April Series 2025 Notes and the $312,079 discount associated with the April Series 2025 Warrants results in a net discount of $399,579 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025 is 409% and 409%, and 409% and 409%, respectively. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and 41,314 and $43,441, respectively, and a (gain) or loss on the fair value of the warrant liability of $0 and $0, and ($2,599) and ($2,851), respectively.

The combination of the original issuance discount of $81,250 associated with the collected proceeds compared to the principal value of the May Series 2025 Notes and the $289,787 discount associated with the May Series 2025 Warrants results in a net discount of $371,037 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025 is 453% and 453%, and 453% and 453%, respectively. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $0 and $0, and $29,345 and $29,345, respectively, and a gain on the fair value of the warrant liability of $0 and $0, and $6,803 and $6,803, respectively.

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

The combination of the original issuance discount of $218,750 associated with the collected proceeds compared to the principal value of the October Series 2025 Notes and the $2,169,669 revised discount associated with the Series 2025 Warrants results in a net discount of $2,388,419 that is accreted through the maturity date utilizing the effective interest method. The effective interest rate for the three and nine months ended July 31, 2026 and 2025 is 27% and 27%, and 0% and 0%, respectively. During the three and nine months ended July 31, 2026 and 2025, the Company recorded accretion expense of $72,764 and $870,307, and $0 and $0, respectively, and a gain on the fair value of the warrant liability of $54,119 and $750,233, and $0 and $0, respectively.

As of May 15, 2026, the October Series 2025 Notes of $8,187,500 were converted to 682,292 shares of the Company’s Series A-1 Preferred stock. The remaining balance of the warrant liability of $4,697,914 was reclassified to Additional Paid-in Capital. Since the notes were converted at a discounted price, the Company recognized a $5,458,340 loss on extinguishment of debt.

During the three and nine months ended July 31, 2026 and 2025, no interest expense was recorded on the Series 2025 Notes. As of July 31, 2026 and October 31, 2025, no accrued interest was recorded on the Series 2025 Notes.

NOTE 8– REDEEMABLE PREFERRED STOCK

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. In May 2025, the Company designated 750,000 shares as Series A-1 Convertible Preferred Shares for a private placement of the A-1 stock for a maximum of $15 million. On May 15, 2026, the Company increased this designation to 1,500,000 shares. As of July 31, 2026 1,348,838 shares of Series A-1 Convertible Preferred Stock were issued and outstanding. During the three and nine months ended July 31, 2026, dividends of $347,947 and $414,906 were recorded, respectively. As of July 31, 2026 and October 31, 2025, the accrued dividend on the outstanding preferred shares was $431,323 and $16,416, respectively.

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

The Preferred A-1 Stock may be redeemed by the Company, in whole or in part, at any time or from time to time by notice to the holders. In the event of redemption, the Company shall be obligated to pay to each holder the Stated Value per share plus any accrued but unpaid dividends. At any time on or after the third (3rd) anniversary of the Effective Date, the Investor shall have the right, at its sole election, to require the Company to redeem all or any portion of the Shares.

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

On May 15, 2026, the Series A-1 Preferred Stock was amended to include the right of the holders of the Preferred A-1 Shares to redeem their shares on or after May 15, 2029, at its then current market value.

After this amendment, the Company re-assessed the Series A-1 Preferred Stock under ASC 480. Since the shares are redeemable at the option of the preferred stockholders, the shares have been classified as temporary equity on the balance sheet and reported as Redeemable Preferred Stock.

As of July 31, 2026, the Company determined the value of the Redeemable Preferred Stock to be the original carrying value of $26,976,800, plus accrued, but unpaid, dividends of $431,323, for a total of $27,408,123.

Activity for the nine months ended July 31, 2026 and the year ended October 31, 2025

During the three months ended July 31, 2026, the Company issued 382,500 shares of its Series A-1 Convertible Preferred Stock for proceeds of $7,650,000 as part of an ongoing private placement.

During the three months ended July 31, 2026, the Company issued 11,931 shares of its Series A-1 Convertible Preferred Stock for conversion of $200,000 of 2022 Series Convertible Notes and accrued interest of $38,603. The Company recognized a loss on extinguishment of debt of $17 in connection with this conversion.

During the three months ended July 31, 2026, the Company issued 34,238 shares of its Series A-1 Convertible Preferred Stock for conversion of $405,000 of 2023 Series Convertible Notes and accrued interest of $108,527. The Company recognized a loss on extinguishment of debt of $171,233 in connection with this conversion.

During the three months ended July 31, 2026, the Company issued 108,812 shares of its Series A-1 Convertible Preferred Stock for conversion of $1,312,600 of 2023B Series Convertible Notes and accrued interest of $319,557. The Company recognized a loss on extinguishment of debt of $544,123 in connection with this conversion.

During the three months ended July 31, 2026, the Company issued 682,292 shares of its Series A-1 Convertible Preferred Stock for conversion of $8,187,500 of 2025 Series Senior Secured Convertible Notes. The Company recognized a loss on extinguishment of debt of $5,458,340 in connection with this conversion.

NOTE 9– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value Preferred Stock, of which 250,000 were designated as Series A Convertible Preferred Shares. In May 2025, the Company designated 750,000 shares as Series A-1 Convertible Preferred Shares for a private placement of the A-1 stock for a maximum of $15 million. Please see Note 8 for more information on the Series A-1 Convertible Preferred.

Activity for the nine months ended July 31, 2026 and the year ended October 31, 2025

During the three months ended April 30, 2026, the Company issued 5,000 shares of its Series A-1 Convertible Preferred Stock for proceeds of $100,000 as part of an ongoing private placement.

During the three months ended April 30, 2026, the Company issued 39,065 shares of its Series A-1 Convertible Preferred Stock for conversion of $468,750 of 2024 Series Senior Secured Convertible Notes as part of an ongoing private placement. The Company recognized a loss on extinguishment of debt of $312,550 in connection with this conversion.

During the three months ended January 31, 2026, the Company issued 50,000 shares of its Series A-1 Convertible Preferred Stock for proceeds of $1 million as part of an ongoing private placement.

During the year ended October 31, 2025, the Company issued 35,000 shares of its Series A-1 Convertible Preferred Stock for proceeds of $700,000 as part of an ongoing private placement.

As of May 15, 2026, the Company reclassified 129,065 shares of its Series A-1 Convertible Preferred Stock, with a value of $2,581,300 to Redeemable Preferred Stock.

Common Stock

As of July 31, 2026, the Company had authorized 19,230,770 shares of $0.001 par value common stock. As of July 31, 2026 and October 31, 2025, 4,517,651, and 4,460,535 shares were issued and outstanding, respectively.

Effective January 5, 2026, an option holder exercised their right to complete a cashless exercise exchanging 84,615 options for 57,116 shares of common stock.

There were no grants of common shares or exercise of options during the year ended October 31, 2025.

Stock-Based Compensation

There were no grants of stock purchase options during the nine months ended July 31, 2026 or 2025.

The table below presents option activity for the nine months ended July 31, 2026 and the year ended October 31, 2025:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance at October 31, 2024	1,112,923	$10.84	5.64	$1,560,431
Options exercised	-	-	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at October 31, 2025	1,112,923	10.84	4.64	501,923
Options exercised	(84,615)	1.30	-	-
Options granted	-	-	-	-
Options expired	-	-	-	-
Options forfeited	-	-	-	-
Balance at July 31, 2026	1,028,308	$11.62	4.07	$375,000

Stock based compensation expense related to options for the three and nine months ended July 31, 2026 and 2025 amounted to $256,420 and $788,671, and $285,070 and $1,016,038, respectively. As of July 31, 2026 and October 31, 2025, 1,016,385 and 1,058,692 options were exercisable, respectively. Unrecognized compensation expense related to outstanding options amounted to $4,232 and $792,903 as of July 31, 2026 and October 31, 2025, respectively.

Warrants

Activity for the nine months ended July 31, 2026

During the nine months ended July 31, 2026 the Company issued 24,924 warrants with an exercise price of $16.25 in connection with the conversion of 2023 Series Convertible Notes.

During the nine months ended July 31, 2026 the Company issued 80,776 warrants with an exercise price of $16.25 in connection with the conversion of 2023B Series Convertible Notes.

During the nine months ended July 31, 2026 the Company issued 117,188 warrants with an exercise price of $4.00 in connection with the conversion of 2024 Senior Secured Convertible Notes.

During the nine months ended July 31, 2026 the Company issued 2,046,875 warrants with an exercise price of $4.00 in connection with the conversion of 2025 Senior Secured Convertible Notes.

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

A & B Warrants

A summary of the Company’s common stock underlying its outstanding A and B warrants as of July 31, 2026 and October 31, 2025 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2024	261,650	$26.00	1.31
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period	-	-	-
Warrants A – Expired during the period	(78,846)	26.00	-
Warrants B – Expired during the period	-	-	-
Outstanding – October 31, 2025	182,804	26.00	0.70
Warrants A – Granted during the period	-	-	-
Warrants B – Granted during the period		-	-
Warrants A – Expired during the period	-	-	-
Warrants B – Expired during the period	(113,846)	-	-
Outstanding – July 31, 2026	68,958	$26.00	0.11

Pre-Funded Warrants

A summary of the Company’s common stock underlying its outstanding pre-funded warrants as of July 31, 2026 and October 31, 2025 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2024	1,107,500	$0.001	N/A
Pre-Funded Warrants – Granted during the period	276,000	0.001	N/A
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – October 31, 2025	1,383,500	0.001	N/A
Pre-Funded Warrants – Granted during the period	-	-	-
Pre-Funded Warrants – Exercised during the period	-	-	-
Pre-Funded Warrants – Expired during the period	-	-	-
Outstanding – July 31, 2026	1,383,500	$0.001	N/A

These warrants have been included in the calculation of shares of common stock outstanding for the purposes of basic earnings per share.

Other Warrants

A summary of the Company’s common stock underlying other warrants as of July 31, 2026 and October 31, 2025 is as follows:

	Underlying Number of Shares	Average Exercise Price	Weighted Average Life
Outstanding – October 31, 2024	-	$-	N/A
Warrants – Issued during the period	-	-	N/A
Warrants – Exercised during the period	-	-	-
Warrants – Expired during the period	-	-	-
Outstanding – October 31, 2025	-	-	N/A
Warrants – Issued during the period	2,269,763	4.57	N/A
Warrants – Exercised during the period	-	-	-
Warrants – Expired during the period	-	-	-
Outstanding – July 31, 2026	2,269,763	$4.57	N/A

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On December 1, 2021, the Company and John Evans, a former CFO of the Company, entered into a Consulting Agreement (“Evans Consulting Agreement”). Under the terms of the Evans Consulting Agreement, Mr. Evans is to provide advisory services to the CEO and CFO of the Company. The Evans Consulting Agreement expired on December 1, 2025. Per mutual verbal agreement, the Company has deferred and accrued $89,667 of such compensation as of July 31, 2026. The Company continues to make payments to Mr. Evans to retire this accrued liability.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts Receivable and Revenues

Dr. Zamora, former CEO and 29% holder of the Company’s common stock, is also a customer of the Company in his capacity as a practicing physician. As of July 31, 2026 and October 31, 2025, Dr. Zamora owed the Company $0 and $2,250, respectively. During the three and nine months ended July 31, 2026 and 2025, Dr. Zamora accounted for $0 and $0, and $13,500 and $31,500 in product sales, respectively. These sales amounts were 0% and 0%, and 2% and 2%, respectively, for the three and nine months ended July 31, 2026 and 2025, respectively.

Accounts Payable and Other Accrued Liabilities

The spouse of the Company’s Chief Science Officer, through an entity she controls, leases office and lab space to the Company. As of July 31, 2026 and October 31, 2025, the Company owes this entity $0 and $0, respectively, in past due rent. The rental rates charged to the Company are $5,645 per month, with no escalators, and the lease runs through June of 2030.

During the nine months ended July 31, 2026, the Company paid its founder a total of $86,538 of the accrued interest on the 6% Notes. As of July 31, 2026 and October 31, 2025, the Company owed the Company’s CEO $22,610 in travel expense reimbursements and $970,000 in accrued, but unpaid, bonuses.

NOTE 12 – SEGMENT INFORMATION

We manage our business activities on a consolidated basis and operate as a single operating segment dedicated to developing and marketing products for various medical conditions. We derive our revenue from product sales of the AlloRx™ , research and development, and InfiniVive product lines, . The accounting policies of the segment are the same as those described in Note 1 – Nature of Organization and Summary of Significant Accounting Policies.

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

The following table presents the operating results of the segment:

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025
Revenues	$570,464	$608,643
Less Significant Segment Expenses:
Cost of Sales	(144,638)	(69,612)
Total Compensation and Benefits Cost	(499,148)	(486,506)
Research and Development	(277,128)	(119,210)
All Other Operating Expenses (Excluding Depreciation, Amortization and Stock Based Compensation) (a)	(624,820)	(509,174)
Other Segment Items:
Depreciation, Amortization and Stock-Based Compensation	(282,839)	(314,254)
Interest Expense	(108,460)	(859,591)
Other Income (Expense), Net	(7,177,168)	51,166

Consolidated Net Loss	$(8,543,737)	$(1,698,538)

(a)	All other operating expenses included in consolidated net loss include professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

The following table presents the operating results of the segment:

	Nine months Ended July 31, 2026	Nine months Ended July 31, 2025
Revenues	$1,546,176	$1,570,101
Less Significant Segment Expenses:
Cost of Sales	(365,899)	(297,531)
Total Compensation and Benefits Cost	(1,353,927)	(1,260,668)
Research and Development	(556,155)	(415,524)
Impairment Expense	(99,700)	-
All Other Operating Expenses (Excluding Depreciation, Amortization and Stock Based Compensation) (a)	(1,846,531)	(2,291,894)
Other Segment Items:
Depreciation, Amortization and Stock-Based Compensation	(846,371)	(1,122,427)
Interest Expense	(1,120,155)	(1,359,244)
Other Income (Expense), Net	(6,561,368)	(834,799)

Consolidated Net Loss	$(11,203,930)	$(6,011,986)

(a)	All other operating expenses included in consolidated net loss include professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, “Vitro”.,” the “Company,” “we,” “our,” and “us” refer to Vitro BioPharma, Inc., and its subsidiaries, as the context requires.

The following discussion analyzes our operating results for the three and nine months ended July 31, 2026 and compares those results to the three and nine months ended July 31, 2025. The discussion below also analyzes our liquidity and capital resources as of July 31, 2026 and material changes in those resources since the October 31, 2025. We suggest that you read the following information in conjunction with our unaudited consolidated financial statements for the three and nine months ended July 31, 2026 and 2025 contained elsewhere in this Report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Further, we encourage you to review the Special Note Regarding Forward-Looking Statements.

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

Going Concern

Our consolidated financial statements contained in this Report have been prepared assuming that we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we have an accumulated deficit as of July 31, 2026, of $60 million. We incurred net losses of approximately $11.2 million and $10.9 million during the nine months ended July 31, 2026 and the year ended October 31, 2025, respectively. We used cash in operating activities of $3.4 million and $1.8 million during the nine months ended July 31, 2026 and 2025, respectively. We had working capital of approximately $2.7 million as of July 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our operating results for the three months ended July 31, 2026 and 2025:

	Three Months Ended July 31,
	2026	2025

Product Sales	$570,464	$595,143
Product Sales, Related Parties	-	13,500
Total Revenue	570,464	608,643
Less: Cost of Goods Sold	(144,638)	(69,612)
Gross Profit	425,826	539,031
Selling, General and Administrative Expenses	(1,406,807)	(1,309,934)
Research and Development	(277,128)	(119,210)
Interest Expense	(108,460)	(859,591)
Gain on Forgiveness of Debt	1,058,264	-
Loss on Extinguishment of Debt	(8,303,109)	-
Unrealized Gain on Derivative/Warrant Liability	67,677	51,166
Net Loss	$(8,543,737)	$(1,698,538)

Net Loss

We recorded a net loss of $8,543,737 in the three months ended July 31, 2026, an increase of $6,845,199 from the three months ended July 31, 2025 loss of $1,698,538, or 403%. The increased loss in the three months ended July 31, 2026 was related to the loss on extinguishment of debt that occurred in the three months ended July 31, 2026, related to the conversion of various convertible notes payable. We expect to continue reporting losses until such time, if ever, we can improve the operation of our subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the three months ended July 31, 2026, decreased by $38,179, or 6%, from the three months ended July 31, 2025. The decrease is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the three months ended July 31, 2026 and 2025, research and development product sales were $74,431 and $88,199, respectively, an increase in the three months ended July 31, 2026 of $1,232, or 1%. The increase was attributable to biopharmaceutical institutions, university research labs and clinics purchasing slightly more CAFs and native fibroblasts in the three months ended July 31, 2026. CAFs and native fibroblasts are used by such institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the three months ended July 31, 2026 and 2025 were $394,428 and $490,960 respectively, a decrease of $96,532, or 20%. The decrease is attributable to decreased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated significantly fewer patients during the three months ended July 31, 2026. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients as international travel continues to pick back up.

Sales of InfiniVive products for the three months ended July 31, 2026 and 2025 were $101,605 and $29,484 respectively, an increase of $72,121, or 245%. The increase is attributable to increased sales efforts for the InfiniVive product line and better acceptance of the products for novel treatments. We expect InfiniVive product sales domestically and internationally to increase over the next year as these products expand into additional foreign and domestic third-party clinics and med spas.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the three months ended July 31, 2026 and 2025, were $0 and $13,500, respectively.

Cost of Goods Sold

Our cost of goods sold during the three months ended July 31, 2026 totaled $144,638 compared to $69,612 during the three months ended July 31, 2025, an increase of $75,026, or 108%, resulting in gross profit of $425,826 and $539,031 for the three months ended July 31, 2026 and 2025, respectively. The gross profit percentages for the three months ended July 31, 2026 and 2025 were 75% and 89%, respectively. Cost of goods sold, as a percentage of revenue during the three months ended July 31, 2026 is consistent with the three months ended April 30, 2026.

Selling, General and Administrative Expenses

SG&A expenses increased from $1,309,934 in the three months ended July 31, 2025, to $1,406,807 in the three months ended July 31, 2026. This increase of $96,873 or 7% was primarily due to an increase in salaries and consulting fees.

Research and Development

Research and development expenses for the three months ended July 31, 2026 and 2025 were $277,128 and $119,210, respectively, an increase of $157,918, or 132%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the three months ended July 31, 2026, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy and its regenerative aesthetics products through InfiniVive MD for future clinical trials.

Interest Expense

Interest expense for the three months ended July 31, 2026, was $108,460, a decrease of $751,131 or 87%, from the interest expense for the three months ended July 31, 2025, of $859,591. This decrease is due to debt discount accretion costs related to the 2025 Senior Secured Notes being converted to preferred stock in the early part of the three months ended July 31, 2026.

Gain on Forgiveness of Debt

During the three months ended July 31, 2026, a vendor issued a credit memo for $1,058,264 of previously accrued fees for services. There were no similar transactions during the three months ended July 31, 2025.

Loss on Extinguishment of Debt

During the three months ended July 31, 2026, all of the 2022, 2023, 2023B and 2025 notes converted to Series A-1 Preferred, with price discounts ranging from 0% to 40% of the offering price of the Series A-1, per their note agreements, creating the loss on extinguishment of debt of $8,303,109. There were no similar transactions during the three months ended July 31, 2025.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2025, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. For the three months ended July 31, 2026 and 2025, this liability was marked to market, resulting in an unrealized gain during the three months ended July 31, 2026 of $67,677 while in the three months ended July 31, 2025, we had a gain of $51,166.

The following table summarizes our operating results for the nine months ended July 31, 2026 and 2025:

	Nine months Ended July 31,
	2026	2025

Product Sales	$1,546,176	$1,538,601
Product Sales, Related Parties	-	31,500
Total Revenue	1,546,176	1,570,101
Less: Cost of Goods Sold	(365,899)	(297,531)
Gross Profit	1,180,277	1,272,570
Selling, General and Administrative Expenses	(4,146,529)	(4,674,989)
Research and Development	(556,155)	(415,524)
Impairment Expense	(99,700)	-
Interest Expense	(1,120,155)	(1,359,244)
Gain on Forgiveness of Debt	1,358,264	343,938
Loss on Extinguishment of Debt	(8,615,659)	(1,235,000)
Unrealized Gain on Derivative/Warrant Liability	795,727	56,263
Net Loss	$(11,203,930)	$(6,011,986)

Net Loss

We recorded a net loss of $11,203,930 in the nine months ended July 31, 2026, an increase of $5,191,944 from the nine months ended July 31, 2025 loss of $6,011,986, or 86%. The increased loss in the nine months ended July 31, 2026 was due to a loss on extinguishment of debt that occurred in the nine months ended July 31, 2026 at the conversion of various notes. We expect to continue reporting losses until such time, if ever, we can improve the operation of our subsidiaries and/or commercialize one or more of our product candidates and generate sales sufficient to offset our operating costs and expenses and interest expenses.

Product Sales

Total revenue in the nine months ended July 31, 2026, decreased to $1,546,176, from $1,570,101, or 2%, from the nine months ended July 31, 2025. The decrease is attributable to the factors described below. Our revenue is generated by sales of research products, sales of AlloRx Stem Cells to foreign third-party clinics and medical centers, consulting revenue and sales from our subsidiaries, InfiniVive MD and Fitore.

During the nine months ended July 31, 2026 and 2025, research and development product sales were $287,823 and $355,238, respectively, a decrease in the nine months ended July 31, 2026 of $67,415, or 19%. The decrease was attributable to biopharmaceutical institutions, university research labs and clinics purchasing less CAFs and native fibroblasts in the three months ended July 31, 2026. CAFs and native fibroblasts are used bysuch institutions for stem cell research and the development of advanced immunotherapy of cancer, and our sales to such institutions are generally completed on a purchase order basis and without minimum purchase obligations. As a result, sales volumes in a particular period may fluctuate based on the number of research programs then being pursued by such institutions.

Sales of AlloRx Stem Cells to foreign third-party clinics for the nine months ended July 31, 2026 and 2025 were $937,998 and $1,113,085 respectively, a decrease of $175,087, or 16%. The decrease is attributable to decreased sales volumes, as third-party clinics for which we supply AlloRx Stem Cells treated significantly fewer patients during the three months ended July 31, 2026. We expect AlloRx Stem Cell sales internationally to increase over the next year as these products expand into additional foreign third-party clinics and medical centers and our current foreign third-party clinics and medical center customers increase their total monthly patients.

Sales of InfiniVive products for the nine months ended July 31, 2026 and 2025 were $320,356 and $98,871 respectively, an increase of $221,485, or 224%. The increase is attributable to increased sales efforts for the InfiniVive product line and better acceptance of the products for novel treatments. We expect InfiniVive product sales domestically and internationally to increase over the next year as these products expand into additional foreign and domestic third-party clinics and med spas.

Product Sales – Related Parties

Product sales to related parties are sales to the medical practice of Dr. Zamora, our former Chief Executive Officer. Such sales for the nine months ended July 31, 2026 and 2025, were $0 and $31,500, respectively.

Cost of Goods Sold

Our cost of goods sold during the nine months ended July 31, 2026 totaled $365,899 compared to $297,531 during the nine months ended July 31, 2025, an increase of $68,368, or 23%, resulting in gross profit of $1,180,277 and $1,272,570 for the nine months ended July 31, 2026 and 2025, respectively. The gross profit percentages for the nine months ended July 31, 2026 and 2025 were 76% and 81%, respectively. Cost of goods sold, as a percentage of product sales remained generally consistent for the nine months ended July 31, 2026 and 2025. Cost of goods sold, as a percentage of revenue during the nine months ended July 31, 2026 is consistent with the six months ended April 30, 2026.

Selling, General and Administrative Expenses

SG&A expenses decreased from $4,674,989 in the nine months ended July 31, 2025, to $4,146,529 in the nine months ended July 31, 2026. This decrease of $528,460 or 11% was primarily due to a reduction in consulting and legal fees of approximately $240,000 and stock based compensation of $230,000.

Research and Development

Research and development expenses for the nine months ended July 31, 2026 and 2025 were $556,155 and $415,524, respectively, an increase of $140,631, or 34%, as the Company continues working to identify additional indications for the study of AlloRx Stem Cell therapy and to prepare AlloRx Stem Cell therapy for future Phase 1/2a clinical trials for PTHS and Long COVID which have been authorized by the FDA. In the nine months ended July 31, 2026, the Company primarily continued its efforts to prepare AlloRx Stem Cell therapy and its regenerative aesthetics products through InfiniVive MD for future clinical trials. In the nine months ended July 31, 2026, the Company had more available funds and completed slightly more research during the period.

Impairment Expense

Impairment expense for the nine months ended July 31, 2026, was $99,700. This expense is due to a failed production batch of AlloRx. There was no impairment expense recorded in the nine months ended July 31, 2025.

Interest Expense

Interest expense for the nine months ended July 31, 2026, was $1,120,155, a decrease of $239,089 or 18%, from the interest expense for the nine months ended July 31, 2025, of $1,359,244. This decrease is due to debt discount accretion costs related to the 2025 Senior Secured Notes being converted to Series A-1 Preferred Stock on May 15, 2026.

Gain on Forgiveness of Debt

During the nine months ended July 31, 2026, the Company negotiated a vendor credit of $1,358,264 against open accounts payable. During the nine months ended July 31, 2025, the Company negotiated a settlement of the 2021 Series Convertible Notes Payable, whereby the Company would pay a total of $225,000 over a four month period ending May 1, 2025. The remaining principal balance of $255,000 and all accrued interest totaling $88,938, have been forgiven. The transactions resulted in a gain on forgiveness of debt of $343,938.

Loss on Extinguishment of Debt

During the nine months ended July 31, 2026, all of the 2022, 2023, 2023B and 2025 and four of the five 2024 notes converted to Series A-1 Preferred, with price discounts ranging from 0% to 40% of the offering price of the Series A-1, per their note agreements, creating the loss on extinguishment of debt of $8,615,659. During the nine months ended July 31, 2025, the Company negotiated an extension to the July Series 2024 Target note in return for $245,000 in additional principal and pre-funded warrants valued at $990,000, creating the loss on extinguishment of debt of $1,235,000.

Unrealized Gain on Derivative/Warrant Liability

During the years ended October 31, 2025, 2024 and 2023, we issued 8% Convertible Notes and Senior Secured Notes. In connection with these notes, the Company recognized a Derivative/Warrant liability. For the nine months ended July 31, 2026 and 2025, this liability was marked to market, resulting in an unrealized gain during the nine months ended July 31, 2026 and 2025 of $795,727 and $56,263, respectively.

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

Working Capital

As of July 31, 2026, we had working capital of approximately $2.7 million, comprised of current assets of $6.2 million and current liabilities of $3.5 million. The working capital at July 31, 2026 increased approximately $7.5 million, or 155%, from October 31, 2025, our prior fiscal year end. Cash increased from $0.6 million as of October 31, 2025, to $5.7 million at July 31, 2026, an 850% increase.

As a result of our limited working capital position as of July 31, 2026, we continue to rely on cash from outside sources to meet our liquidity requirements. Our need for liquidity and capital in the next 12 months include:

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Cash Flows

The following table summarizes our cash flows for the nine months ended July 31, 2026 and 2025:

	Nine months ended July 31,
	2026	2025

Net Cash Used in Operating Activities	$(3,435,912)	$(1,800,031)
Net Cash Used in Investing Activities	(175,553)	(66,829)
Net Cash provided by Financing Activities	8,744,957	1,470,581
Beginning Cash Balance	604,183	571,360
Ending Cash Balance	$5,737,675	$175,081

Operating Activities

Net cash used in operating activities during the nine months ended July 31, 2026, was $3,435,912, compared to $1,800,031 during the nine months ended July 31, 2025, representing an increase of $1,635,881, or 91%, due to a significant reduction in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities during the nine months ended July 31, 2026, was $175,553 with $163,251 in equipment acquisitions in the nine months ended July 31, 2026 and patent costs of $12,302 during the nine months ended July 31, 2026 compared to $1,310 in equipment acquisitions and 65,519 in patent costs in the nine months ended July 31, 2025, representing an increase in cash used of $108,724, or 163%.

Financing Activities

Cash provided by financing activities during the nine months ended July 31, 2026, was $8,744,957, while cash provided by financing activities during the nine months ended July 31, 2025 was $1,470,581, representing an increase of $7,274,376 or 495%. During the nine months ended July 31, 2026, we issued $8,750,000 in Series A-1 Preferred Stock and made capital lease principal payments of $5,043. During the nine months ended July 31, 2025, we issued $7,093,750 in 2025 Series Senior Secured Convertible Notes for net proceeds of $5,675,000, we paid $4,370,000 to retire the 2024 Senior Secured Convertible Notes, we paid $225,000 on the 2021 Series Convertible Notes and we made capital lease principal payments of $9,419.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2026, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to ineffective internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended July 31, 2026, the Company issued the following Series A-1 Preferred Stock:

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

During the three months ended July 31, 2026, the Company issued 382,500 shares of its Series A-1 Convertible Preferred Stock for proceeds of $7,650,000 as part of an ongoing private placement.

During the three months ended July 31, 2026, the Company issued 11,931 shares of its Series A-1 Convertible Preferred Stock for conversion of $200,000 of 2022 Series Convertible Notes and accrued interest of $38,603.

During the three months ended July 31, 2026, the Company issued 34,238 shares of its Series A-1 Convertible Preferred Stock for conversion of $405,000 of 2023 Series Convertible Notes and accrued interest of $108,527.

During the three months ended July 31, 2026, the Company issued 108,812 shares of its Series A-1 Convertible Preferred Stock for conversion of $1,312,600 of 2023B Series Convertible Notes and accrued interest of $319,557.

During the three months ended July 31, 2026, the Company issued 682,292 shares of its Series A-1 Convertible Preferred Stock for conversion of $8,187,500 of 2025 Series Senior Secured Convertible Notes.

Funds raised will be used to conduct clinical trials on the Company’s products, to fund capital expenditures to increase and improve the Company’s production capacity, to fund marketing activities for its products, and for general and administrative purposes.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits [ADD EXHIBITS AS NECESSARY FOR 8-Ks]

The following exhibits are filed, furnished or incorporated by reference with this report:

Exhibit Number	Exhibit Description

10.1	Form of Subscription Agreement for Private Placement of Preferred A-1 Stock (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2025, filed with the SEC on June 20, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRO BIOPHARMA, INC.
(Registrant)

Date: September 18, 2026	By:	/s/ Christopher Furman
Christopher Furman, Chief Executive Officer

Date: September 18, 2026		/s/ Thomas W. Ohrt
Thomas W. Ohrt, Chief Financial Officer
(Principal Financial Officer)

